Form 10-Q
period 2012-06-30
PN Med Group Inc
filed 2012-11-07
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181229

PN MED GROUP INC. (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	4700 (Primary Standard Industrial Classification Number)	EIN 99-0367049 (IRS Employer Identification Number)

San Isidro 250, depot 618,

Santiago, Chile 8240400

Tel: 569-659-22350

Fax: 775-981-9001

Email: pnmedgroup@gmail.com

 (Address and telephone number of principal executive offices)

INCORP SERVICES, INC.

 2360 Corporate Circle Suite 400, Henderson NV 89074-7722

Tel: (702) 866-2500, Fax: (702) 866-2689

 (Address, including zip code, and telephone number,

including area code, of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2012
Common Stock, $0.001	5,000,000

3 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2012 and MARCH 31, 2012

ASSETS	June 30, 2012	March 31, 2012
Current Assets
Cash and cash equivalents	$ 5,229	$ 8,443

Total Assets	$ 5,229	$ 8,443

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 750	$ 4,500
Loans from shareholder	9,031	3,600

Total Liabilities	9,781	8,100

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	0	0
Deficit accumulated during the development stage	(9,552)	(4,657)
Total Stockholder’s Equity (Deficit)	(4,552)	343

Total Liabilities and Stockholder’s Equity (Deficit)	$ 5,229	$ 8,443

The accompanying notes are an integral part of these financial statements

4 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS ENDED JUNE 30, 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO MARCH 31, 2012

	Three Months Ended June 30, 2012	Period from January 30, 2012 (Inception) to June 30, 2012

REVENUES	$ 0	$ 0

OPERATING EXPENSES
Professional fees	4,846	9,346
Bank fees	37	194
Miscellaneous expenses	12	12
TOTAL OPERATING EXPENSES	4,895	9,552

LOSS FROM OPERATIONS	(4,895)	(9,552)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$ (4,895)	$ (9,552)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

THREE MONTHS ENDED JUNE 30, 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO JUNE 30, 2012

	Three Months Ended June 30, 2012	Period from January 30, 2012 (Inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,895)	$ (9,552)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,750)	750
Net Cash Used in Operating Activities	(8,645)	(8,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	5,000
Loans from shareholder	5,431	9,031
Net Cash Provided by Financing Activities	5,431	14,031

Net Increase (Decrease) in Cash	(3,214)	5,229
Cash, beginning of period	8,443	0
Cash, end of period	$ 5,229	$ 5,229

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

6 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PN Med Group Inc. (the "Company" or “PN Med”) was incorporated under the laws of the State of Nevada on January 30, 2012.  The Company plans to distribute medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics throughout the country of Chile.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,229 and $8,443 of cash as of June 30, 2012 and March 31, 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and amounts due to a shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

7 | Page

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

PN Med does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at June 30, 2012 and March 31, 2012 consisted of amounts owed to the Company’s outside independent auditors for services rendered for period reported on in these financial statements.

8 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 4 – LOAN FROM SHAREHOLDER

During the period ended March 31, 2012, a shareholder and officer loaned $3,600 to the Company to open the bank account and help fund operations.  The shareholder/officer loaned another $5,431 during the three months ended June 30, 2012.  The loans are unsecured, non-interest bearing and due on demand.  The balances due to the shareholder and officer were $9,031 and $3,600 as of June 30, 2012 and March 31, 2012, respectively.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  On March 29, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.  There were 5,000,000 shares of common stock issued and outstanding as of June 30, 2012.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $9,600 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $9,600 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

9 | Page

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 7 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the three months ended June 30, 2012:

2012
Federal income tax benefit attributable to:
Current operations	$ 1,664
Less: valuation allowance	(1,664)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2012	March 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,247	$ 1,583
Less: valuation allowance	(3,247)	(1,583)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,600 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of June 30, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

10 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PN Med Group Inc. (or "the company" or "PNMG") is a distributor of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. We are a development stage company, and have not yet commenced operations or generated revenues to date. We intend to provide reliable and fast service with low prices to our customers. We expect to generate revenues from sales of our supplies to customers.  A customer will order our supplies by telephone, from our website www.pnmedgroup.com using special form, or directly at an arranged meeting with our representative.  We will import all the supplies and equipment straight from the manufacturer in China and deliver them to our potential clients in Chile without the help of commission base agents.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

11 | Page

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended June 30, 2012

Our net loss for the three months period ended June 30, 2012 was $4,895.  During the three months periods ended June 30, 2012 we have not generated any revenue.

During the three month period ended June 30, 2012, our operating expenses were professional fees of $4,846, bank fees of $37 and miscellaneous expenses of $12. The weighted average number of shares outstanding was 5,000,000 for the three months period ended June 30, 2012.

Liquidity and Capital Resources

Three Months Period Ended June 30, 2012

As at June 30, 2012, our total assets were $5,229 compared to $8,443 in total assets at March 31, 2012. Total assets were comprised of $5,229 in cash. As at June 30, 2012, our current liabilities were $9,781.

Stockholders’ equity (deficit) was $(4,552) as of June 30, 2012 compared to stockholders' equity of $343 as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended June 30, 2012, net cash flows used in operating activities was $(8,645). For the period from inception (January 30, 2012) to June 30, 2012, net cash from operating activities was $(8,802).

Cash Flows from Investing Activities

For the three months period ended June 30, 2012, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended June 30, 2012, net cash provided by financing activities was $5,431. For the period from inception January 30, 2012) to June 30, 2012, net cash provided by financing activities was $14,031 received from proceeds from issuance of common stock and loans from shareholder.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will

12 | Page

need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our March 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PN Med Group Inc.
Dated: November 2, 2012	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer

15 | Page