Form 10-Q
period 2012-09-30
PN Med Group Inc
filed 2012-12-13
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2012
Common Stock, $0.001	5,000,000

3 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF SEPTEMBER 30, 2012 and MARCH 31, 2012

ASSETS	September 30, 2012	March 31, 2012
Current Assets
Cash and cash equivalents	$ 12,727	$ 8,443

Total Assets	$ 12,727	$ 8,443

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 750	$ 4,500
Loans from shareholder	17,781	3,600

Total Liabilities	18,531	8,100

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	0	0
Deficit accumulated during the development stage	(10,804)	(4,657)
Total Stockholder’s Equity (Deficit)	(5,804)	343

Total Liabilities and Stockholder’s Equity (Deficit)	$ 5,229	$ 8,443

The accompanying notes are an integral part of these financial statements

4 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO SEPTEMBER 30, 2012

	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012	Period from January 30, 2012 (Inception) to September 30, 2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	1,175	6,021	10,521
Bank fees	52	89	246
Miscellaneous expenses	25	37	37
TOTAL OPERATING EXPENSES	1,252	6,147	10,804

LOSS FROM OPERATIONS	(1,252)	(6,147)	(10,804)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (1,252)	$ (6,147)	$ (10,804)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

SIX MONTHS ENDED SEPTEMBER 30, 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO SEPTEMBER 30, 2012

	Six Months Ended September 30, 2012	Period from January 30, 2012 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,147)	$ (10,804)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,750)	750
Net Cash Used in Operating Activities	(9,897)	(10,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	5,000
Loans from shareholder	14,181	17,781
Net Cash Provided by Financing Activities	14,181	22,781

Net Increase (Decrease) in Cash	4,284	12,727
Cash, beginning of period	8,443	0
Cash, end of period	$ 12,727	$ 12,727

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

6 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $12,727 and $8,443 of cash as of September 30, 2012 and March 31, 2012, respectively.

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

7 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at September 30, 2012 and March 31, 2012 consisted of amounts owed to the Company’s outside independent auditors for services rendered for period reported on in these financial statements.

8 | Page

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4 – LOAN FROM SHAREHOLDER

During the period ended March 31, 2012, a shareholder and officer loaned $3,600 to the Company to open the bank account and help fund operations.  The shareholder/officer loaned another $14,181 during the six months ended September 30, 2012.  The loans are unsecured, non-interest bearing and due on demand.  The balances due to the shareholder and officer were $17,781 and $3,600 as of September 30, 2012 and March 31, 2012, respectively.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  On March 29, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.  There were 5,000,000 shares of common stock issued and outstanding as of September 30, 2012.

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

NOTE 7 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $10,800 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended September 30, 2012:

2012
Federal income tax benefit attributable to:
Current operations	$ 2,090
Less: valuation allowance	(2,090)
Net provision for Federal income taxes	$ 0

9 | Page

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 7 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2012	March 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,673	$ 1,583
Less: valuation allowance	(3,673)	(1,583)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $10,800 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of September 30, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

10 | Page

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

Results of Operations

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

Three Month and Six Month Periods Ended September 30, 2012

Our net loss for the three month period ended September 30, 2012 was $1,252.  During the three month periods ended September 30, 2012 we have not generated any revenue.

11 | Page

During the three month period ended September 30, 2012, our operating expenses were professional fees of $1,175, bank fees of $52 and miscellaneous expenses of $25. The weighted average number of shares outstanding was 5,000,000 for the three months period ended September 30, 2012.

Our net loss for the six month period ended September 30, 2012 was $6,147.  During the six month period ended September 30, 2012 we have not generated any revenue.

During the six month period ended September 30, 2012, our operating expenses were professional fees of $6,021, bank fees of $89 and miscellaneous expenses of $37.

Liquidity and Capital Resources

Three Months Period Ended September 30, 2012

As at September 30, 2012, our total assets were $12,727 compared to $8,443 in total assets at March 31, 2012. Total assets were comprised of $12,727 in cash. As at September 30, 2012, our current liabilities were $18,531.

Stockholders’ equity (deficit) was $(5,804) as of September 30, 2012 compared to stockholders' equity of $343 as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended September 30, 2012, net cash flows used in operating activities was $(9,897). For the period from inception (January 30, 2012) to September 30, 2012, net cash flows used in operating activities was $(10,054).

Cash Flows from Investing Activities

For the six months period ended September 30, 2012, the Company has not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended September 30, 2012, net cash provided by financing activities was $14,181. For the period from inception (January 30, 2012) to September 30, 2012, net cash provided by financing activities was $22,781 received from proceeds from issuance of common stock and loans from shareholder.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional

12 | Page

issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PN Med Group Inc.
Dated: December 12, 2012	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer

15 | Page