Form 10-Q
period 2012-12-31
PN Med Group Inc
filed 2013-02-20
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2012
Common Stock, $0.001	5,950,000

3 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2012 and MARCH 31, 2012

ASSETS	December 31, 2012	March 31, 2012
Current Assets
Cash and cash equivalents	$ 29,950	$ 8,443

Total Assets	$ 29,950	$ 8,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 750	$ 4,500
Loans from shareholder	17,781	3,600

Total Liabilities	18,531	8,100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, and 5,950,000 and 5,000,000 shares issued and outstanding	5,950	5,000
Additional paid in capital	18,050	0
Deficit accumulated during the development stage	(12,581)	(4,657)
Total Stockholders’ Equity	11,419	343

Total Liabilities and Stockholders’ Equity	$ 29,950	$ 8,443

The accompanying notes are an integral part of these financial statements

4 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE AND NINE MONTHS ENDED DECEMBER 31, 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO DECEMBER 31, 2012

	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2012	Period from January 30, 2012 (Inception) to December 31, 2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	1,500	7,521	12,021
Bank fees	227	316	473
Miscellaneous expenses	50	87	87
TOTAL OPERATING EXPENSES	1,777	7,924	12,581

LOSS FROM OPERATIONS	(1,777)	(7,924)	(12,581)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (1,777)	$ (7,924)	$ (12,581)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,523,913	5,164,364

The accompanying notes are an integral part of these financial statements.

5 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

NINE MONTHS ENDED DECEMBER 31, 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO DECEMBER 31, 2012

	Nine Months Ended December 31, 2012	Period from January 30, 2012 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (7,924)	$ (12,581)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,750)	750
Net Cash Used in Operating Activities	(11,674)	(11,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	19,000	24,000
Loans from shareholder	14,181	17,781
Net Cash Provided by Financing Activities	33,181	41,781

Net Increase (Decrease) in Cash	21,507	29,950
Cash, beginning of period	8,443	0
Cash, end of period	$ 29,950	$ 29,950

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

6 | Page

The accompanying notes are an integral part of these financial statements

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $29,950 and $8,443 of cash as of December 31, 2012 and March 31, 2012, respectively.

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

DECEMBER 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

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

8 | Page

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and March 31, 2012 consisted of amounts owed to the Company’s outside independent auditors for services rendered for period reported on in these financial statements.

NOTE 4 – LOAN FROM SHAREHOLDER

During the period ended March 31, 2012, a shareholder and officer loaned $3,600 to the Company to open the bank account and help fund operations.  The shareholder/officer loaned another $14,181 during the nine months ended December 31, 2012.  The loans are unsecured, non-interest bearing and due on demand.  The balances due to the shareholder and officer were $17,781 and $3,600 as of December 31, 2012 and March 31, 2012, respectively.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  On March 29, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.  During the three months ended December 31, 2012, the Company sold 950,000 shares at $.02 per share. There were 5,950,000 and 5,000,000 shares of common stock issued and outstanding as of December 31, 2012 and March 31, 2012, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and are not reflected herein.  The officer is involved in other business activities and may become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $12,600 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended December 31, 2012:

2012
Federal income tax benefit attributable to:
Current operations	$ 2,690
Less: valuation allowance	(2,690)
Net provision for Federal income taxes	$ 0

9 | Page

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	March 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,273	$ 1,583
Less: valuation allowance	(4,273)	(1,583)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,600 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of December 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Operations for the periods ended December 31, 2012

Our net loss for the three months period ended December 31, 2012 was $1,777.  During the three months period ended December 31, 2012 we have not generated any revenue. Our net loss for the nine months period ended December 31, 2012 was $7,929.  During the nine months period ended December 31, 2012 we have not generated any revenue.  Our net loss in the period from January 30, 2012 (Inception) to December 31, 2012 was $ 12, 581.  We have not generated any revenue during this period.

11 | Page

During the three month period ended December 31, 2012, our operating expenses were professional fees of $1,500, bank fees of $227 and miscellaneous expenses of $50. The weighted average number of shares outstanding was 5,523,913 for the three months period ended December 31, 2012.  During the nine months period ended December 31, 2012, our operating expenses were professional fees of 7,521, bank fees of 316 and miscellaneous expenses of 87. The weighted average number of shares outstanding was 5,164,364.  During the period from January 30, 2012 (Inception) to December 31, 2012 our operating expenses were professional fees of $ 12,021, bank fees of 473, and miscellaneous expenses of 87.

Liquidity and Capital Resources

Three Months Period Ended December 31, 2012

As at December 31, 2012, our total assets were $29,950 compared to $8,443 in total assets at March 31, 2012. Total assets were comprised of $29,950 in cash. As at December 31, 2012, our current liabilities were $18,531.

Stockholders’ equity was $ 11,419 as of December 31, 2012 compared to stockholders' equity of $343 as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended December 31, 2012, net cash flows used in operating activities was $(7,924). For the period from inception (January 30, 2012) to December 31, 2012, net cash from operating activities was $(12,581).

Cash Flows from Investing Activities

For the nine months period ended December 31, 2012, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended December 31, 2012, net cash provided by financing activities was $33,181. For the period from inception (January 30, 2012) to December 31, 2012, net cash provided by financing activities was $41,781 received from proceeds from issuance of common stock and loans from shareholder.

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

12 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PN Med Group Inc.
Dated: February 18, 2013	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer

15 | Page