Form 10-Q/A
period 2012-06-30
PN Med Group Inc
filed 2013-03-20
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q/A-1

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

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

PN Med Group Inc.
Dated: March 20, 2013	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer

15 | Page