Form 10-Q/A
period 2012-09-30
PN Med Group Inc
filed 2013-03-20
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

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