Form 10-Q/A
period 2012-12-31
PN Med Group Inc
filed 2013-05-10
CIK 1549084

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2012
Common Stock, $0.001	6,350,000

3 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2012 and MARCH 31, 2012

ASSETS	December 31, 2012	March 31, 2012
Current Assets
Cash and cash equivalents	$ 29,950	$ 8,443

Total Assets	$ 29,950	$ 8,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 750	$ 4,500
Loans from shareholder	17,781	3,600

Total Liabilities	18,531	8,100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, and 6,350,000 and 5,000,000 shares issued and outstanding	5,950	5,000
Additional paid in capital	18,050	0
Deficit accumulated during the development stage	(12,581)	(4,657)
Total Stockholders’ Equity	11,419	343

Total Liabilities and Stockholders’ Equity	$ 29,950	$ 8,443

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

PN Med Group Inc.
Dated: May 9, 2013	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer

15 | Page