Form 10-K
period 2013-03-31
PN Med Group Inc
filed 2013-07-03
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of June 30, 2013, the registrant had 6,350,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2013.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We were incorporated in the State of Nevada on January 30, 2012.   PN Med Group Inc. is a distributor of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. We are a development stage company, and have not yet commenced operations or generated revenues to date. The Company will import all the supplies and equipment directly from the manufacturers in China and deliver them to our potential clients in Chile.  At this stage, we have no revenues. The operations we have engaged in are the development of our website, business plan as well as a distribution agreement with Kangtai Medical Devices Co. who is our product supplier in China. We have approached five potential clients ranging from hospitals, clinics, and office-based physicians with view to offer our product to them. They have expressed interest in our product but we did not obtain any guarantees or commitments form them to date. The majority of our business will be initially marketed in Chile but as our operations expand, we plan to expand to other South American markets.

 CONCEPT

PNMG will focus on providing helpful customer service.  We will have vast selection of products as well as same- day delivery services within 100 miles radius. We also offer a no minimum order size and no shipping charges, as well as returns of unused, saleable products for an instant credit.

OUR PRODUCTS

The list of products we intend to offer will vary from day to day supplies to more specific medicine droppers and tubes, to very sophisticated medical equipment. Below some of the products that we are in a process of ordering:

Cotton wool, white blisters, laboratory bottle rings, mouth universal feeding bottles, latex bulbs, medicine droppers, plastic bottles, cotton swabs, cotton gloves, pediatrics bottle baskets, stainless steel round baskets, sterile cytological brushes, latex pacifiers, mom strips, cell chamber covers, glass funnel, amber bottles special, canning lid, bottle with lid, frosted glass bottles, germane laboratory bottles, cytological unit spray, syringe swab tube, rack with pipe plastic, needle syringe, key step with Teflon, surgical tubes, indicator paper, glass duck female and male urinary, white blood cells pipette, sterile latex etc.

CUSTOMERS

At this time we had preliminary talks with potential clients: Hospital Claudio Vicuña, Dr. Juan Villagran Garcia, Municipality of Puerto Montt, EquiLab LTDA, and Santa Maria Clinic. All of them have specified to us the products that they require on regular basis and we are going to include them in every one of our orders. These potential clients have expressed interest in our product and verbally agreed to give us the preference when ordering. However we did not execute any agreement with these potential clients and they do not have any obligation to purchase our product.

MARKETING

Initially, our main way of promoting our services will be by soliciting prospective clients directly and describing our list of products and services. Another way will be by arranging a meeting directly with the potential customer thru referrals.

Once we have ordered our initial inventory of products based on the “wish list” from our potential clients and more, we will be checking the following website www.mercadopublico.cl to see the products requirements by future potential clients. The website lists all the clinics and hospitals which are looking for specific equipment and supplies; they put up their requests daily and the lists remain online for the duration of 10-30 days being updated everyday. Once we will have the product that is being listed, we then contact the customer to negotiate the price, time frame, payment and delivery. Once we will complete the order, we will try to arrange for future orders.

Another main communications channel will be the digital media via Internet.  We plan to promote our products at our website www.pnmedgroup.com.  Our website will list the benefits of using our products. We will print business cards and have our website listed on it.  The client will also be able to submit order requests, view current orders online and/or contact us via email linked to our website or call our company directly.

Furthermore, we plan to attend different fairs and trade shows to further promote our business, hand out business cards, meet potential clients and referrals.

At last, the best marketing of our business will be our low prices. We will focus on sourcing our product from suppliers with high quality product and competitive pricing.  Involving no commission base agents we will take the product straight from the factory to the buyer, keeping the prices low.

AGREEMENT

We have signed an agreement, dated February 25, 2012 with Kangtai Medical Devices Co. who is located in China. The following are some of the terms of the agreement:

a)

Kangtai Medical Devices Co. offers us free shipping, discount prices and a fast processing time.

b)

Kangtai Medical Devices Co will act as our supplier of medical devices throughout the territory of Chile.

c)

Manufacturer agrees to furnish Distributor with reasonable quantities of Manufacturer's catalogs, manuals, advertising literature and other sales aids that may be available by Manufacturer.

d)

This Agreement became effective as of February 25, 2012 hereof upon execution by an officer or other authorized representative of the Manufacturer and by an authorized representative of Distributor and shall remain in effect for 3 years thereafter unless previously terminated by either party for any other reason upon not less than thirty (30) calendar days prior written notice to the other party.

Without limitation, the following events shall constitute grounds for termination by Manufacturer:

(a) if Distributor shall file or have filed against it a petition in bankruptcy or insolvency or if Distributor shall make an assignment for benefit of its creditors of if Distributor's viability as a going concern should, in Manufacturer's judgment, become impaired;

(b) if Distributor fails to provide and maintain a proper and sufficient sales force;

(c) if Distributor degrades and places in bad repute the name and reputation of Manufacturer expressly or by virtue of its methods of handling and/or promoting the Products;

(d) if Distributor fails to meet any other of its obligations hereunder; or

(e) if Distributor fails to meet minimum purchase goals

 Except as may be otherwise determined pursuant to the laws of the jurisdiction where Distributor has its principle office, Manufacturer shall have no liability to Distributor by any reason of any termination or cancellation of this Agreement by Manufacturer, including without limitation, liability for direct or indirect damages on account of loss of income arising from anticipated sales, compensation, or for expenditures, investments, leases or other commitments or for loss of goodwill or business opportunity or otherwise.

Upon termination by either Manufacturer of Distributor, Manufacturer shall have the option of buying back from Distributor any new unsold Products purchased from Manufacturer, at the prices charged to Distributor, less Manufacturer's then applicable restocking charge, if any, and less any additional expenses incurred by Manufacturer arising out of termination by Distributor

With the expansion of the company we intend to find more variety of suppliers and factories in other countries such as India, Philippines, Turkey, Poland, and Kazakhstan.

PRICES AND PAYING

Chile has a free-trade agreement with China, so we will not need to pay any duties on our products coming from there. It will take approximately 2-3 months to receive our order. Our prices on products will have an additional Chilean government obligatory 19% tax.  Payments shall be made to one of our accounts without any deductions.

Payments by Customer shall be due upon receipt of the invoice. Customer agrees to make payment within 14 days. Upon the expiry of this deadline, Customers shall be in default of payment.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of March 31, 2013, no shares of our common stock have traded.

Number of Holders

As of March 31, 2013, the 6,350,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2012 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

YEAR ENDED MARCH 31, 2013 COMPARED TO PERIOD FROM INCEPTION (JANUARY 30, 2012) ENDED MARCH 31, 2012.

Our net loss for the year ended March 31, 2013 was $12,292 compared to a net loss of $4,657 during the period from inception (January 30, 2012) ended March 31, 2012. During the period from inception ended March 31, 2013, the Company has not generated any revenue and we have incurred net losses totaling $16,949.

During the year ended March 31, 2013, we incurred professional fees of $10,941, website expenses of $500, bank fees of $310 and business license and permit expenses of $541 compared to $4,500 professional fees, and bank fees expense of $157 incurred during the period from inception ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2013 AND 2012

As of March 31, 2013, our total assets were $29,175 comprised of cash and cash equivalents and our total liabilities were $14,124 comprised of notes payable to related parties and accrued expenses.

As of March 31, 2012, our total assets were $8,443 comprised of cash and cash equivalents and out total liabilities were $8,100 comprised of notes payable to related parties and accrued expenses.  Stockholders’ equity increased from $343 as of March 31, 2012 to $15,051 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended March 31, 2013, net cash flows used in operating activities was $11,992 consisting of a net loss of $12,292 and increase in accrued expenses of $300. For the period from inception (January 30, 2012) ended March 31, 2012, net cash flows used in operating activities were $157 consisting of a net loss of $4,657 and increase in accrued expenses of $ 4,500.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2013, net cash from financing activities was $32,724 consisting of $27,000 proceeds received from issuances of common stock and $5,724 in loan from a director.  For the period from inception (January 30, 2012) ended March 31, 2012, net cash from financing activities was $8,600 consisting of $5,000 of proceeds received from issuances of common stock and $3,600 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2013

* Report of Independent Registered Public Accounting Firm

11

* Balance Sheets as of March 31, 2013 and 2012

12

*

* Statement of Operations for the periods ended

* March 31, 2013 and 2012 and for the period from

* January 30, 2012 (Date of Inception) to March 31, 2013

13

*

* Statement of Stockholders’ Equity as of March 31, 2013

14

*

* Statements of Cash Flows for the periods ended

* March 31, 2013 and 2012 and the period from

* January 30, 2012 (Date of Inception) to March 31, 2013

15

*

* Notes to the Financial Statements

16 - 19

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

PN Med Group Inc.

Santiago, Chile

We have audited the accompanying balance sheets of PN Med Group Inc. (the “Company”) as of March 31, 2013 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the periods from January 30, 2012 (Date of Inception) through March 31, 2012 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PN Med Group Inc. as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the year then ended and the periods from January 30, 2012 (Date of Inception) through March 31, 2012 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 14, 2013

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2013 AND 2012

ASSETS	2013	2012
Current Assets
Cash and cash equivalents	$ 29,175	$ 8,443

Total Assets	$ 29,175	$ 8,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 4,800	$ 4,500
Loans from shareholder	9,324	3,600

Total Liabilities	14,124	8,100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,350,000 and 5,000,000 shares issued and outstanding, respectively	6,350	5,000
Additional paid in capital	25,650	0
Deficit accumulated during the development stage	(16,949)	(4,657)
Total Stockholders’ Equity	15,051	343

Total Liabilities and Stockholders’ Equity	$ 29,175	$ 8,443

See accompanying notes to financial statements.

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2013

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO MARCH 31, 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO MARCH 31, 2013

	Year ended March 31, 2013	Period from January 30, 2012 (Inception) to March 31, 2012	Period from January 30, 2012 (Inception) to March 31, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	10,941	4,500	15,441
Website expenses	500	0	500
Bank fees	310	157	467
Business License and permits	541	0	541
TOTAL OPERATING EXPENSES	12,292	4,657	16,949

LOSS FROM OPERATIONS	(12,292)	(4,657)	(16,949)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (12,292)	$ (4,657)	$ (16,949)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,602,055	241,935

See accompanying notes to financial statements.

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO MARCH 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, January 30, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss for the period ended March 31, 2012	-	-	-	(4,657)	(4,657)

Balance, March 31, 2012	5,000,000	5,000	0	(4,657)	343

Shares issued for cash at $0.02 per share	1,350,000	1,350	25,650	-	27,000

Net loss for the year ended March 31, 2013	-	-	-	(12,292)	(12,292)

Balance, March 31, 2013	6,350,000	$ 6,350	$ 25,650	$ (16,949)	$ 15,051

See accompanying notes to financial statements.

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED MARCH 31, 2013

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO MARCH 31, 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO MARCH 31, 2013

	Year ended March 31, 2013	Period from January 30, 2012 (Inception) to March 31, 2012	Period from January 30, 2012 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (12,292)	$ (4,657)	$ (16,949)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase in accrued expenses	300	4,500	4,800
Net Cash Used in Operating Activities	(11,992)	(157)	(12,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	27,000	5,000	32,000
Loans from shareholder	5,724	3,600	9,324
Net Cash Provided by Financing Activities	32,724	8,600	41,324

Net Increase in Cash	20,732	8,443	29,175
Cash, beginning of period	8,443	0	0
Cash, end of period	$ 29,175	$ 8,443	$ 29,175

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $29,175 and $8,443 of cash as of March 31, 2013 and 2012, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at March 31, 2013 and 2012 consisted of amounts owed to the Company’s outside independent auditors for services rendered for period reported on in these financial statements.

NOTE 4 – LOAN FROM SHAREHOLDER

A shareholder and officer loaned $3,600 to the Company to open the bank account and help fund operations during the period ended March 31, 2012.

The shareholder loaned an additional $5,724 during the year ended March 31, 2013.

The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder and officer was $9,324 and $3,600 as of March 31, 2013 and 2012, respectively.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 29, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

The Company sold 1,350,000 shares of common stock during the year ended March 31, 2013 at $0.02 per share for total cash proceeds of $27,000.

There were 6,350,000 and 5,000,000 shares of common stock issued and outstanding as of March 31, 2013 and 2012, respectively.

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

NOTE 7 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $16,949 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended March 31:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$ 4,179	$ 1,583
Less: valuation allowance	(4,179)	(1,583)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,762	$ 1,583
Less: valuation allowance	(5,762)	(1,583)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $16,949 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of March 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of March 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Pedro Perez Niklitschek San Isidro 250, depto 618, Santiago Chile, 8240400	27	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer
Miguel Molina Urra	28	Secretary
Santo Domingo 1325, depto 306, Santiago Chile, 8240400

Biographical Information and Background of officer and director

From 2003 to 2007 Mr. Niklitschek studied at University Gabriela Mistral, his major was in commerce.  Starting from 2008 till 2011 he worked full-time as a manager at a distribution company GEPN technology, the company majors in the distribution of heavy machinery and engineering equipment from China.  From 2011 to present our president still works part-time at GEPN technology and part time devotes to starting up PNMG Inc.  Pedro Perez Niklitschek has been our president as well as our promoter since January 30, 2012.  Mr. Niklitschek’s qualifications to serve on our Board of Directors are primarily based on his experience and established network of business contacts in our industry as well as his business educational background.

Miguel Molina Urra, our secretary, studied at University of Chile, majored in accounting from 2002 till 2006.  From 2007 to present Mr. Urra works as a financial accountant for Uvas Chile, Chilean wine company.  In addition to his full-time job he devotes 20 hours a week to PNMG Inc.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Secretary, Miguel Molina Urra, and a sole director, Pedro Perez Niklitschek; each of them currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 12. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on January 30, 2012 until March 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Pedro Perez Niklitschek, President, Treasurer	March 31, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Miguel Molina Urra, Secretary	March 31, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of March 31, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2012, we paid $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

During fiscal year ended March 31, 2013, we paid $7,050 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year end financial statements and quarterly reviews.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PN MED GROUP INC.
Dated: July 3, 2013	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer