Form 10-Q
period 2013-06-30
PN Med Group Inc
filed 2013-08-15
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2013
Common Stock, $0.001	6,350,000

3 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2013 and MARCH 31, 2013

ASSETS	June 30, 2013	March 31, 2013
Current Assets
Cash and cash equivalents	$ 1,931	$ 29,175

Total Assets	$ 1,931	$ 29,175

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 750	$ 4,800
Loans from shareholder	9,324	9,324

Total Liabilities	10,074	14,124

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,350,000 shares issued and outstanding	6,350	6,350
Additional paid in capital	25,650	25,650
Deficit accumulated during the development stage	(40,143)	(16,949)
Total Stockholder’s Equity (Deficit)	(8,143)	15,051

Total Liabilities and Stockholder’s Equity (Deficit)	$ 1,931	$ 29,175

The accompanying notes are an integral part of these financial statements

4 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS ENDED JUNE 30, 2013 and 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO JUNE 30, 2013

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Period from January 30, 2012 (Inception) to June 30, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	23,126	4,846	38,567
Website expenses	0	0	500
Bank fees	31	37	498
Miscellaneous expenses	37	12	578
TOTAL OPERATING EXPENSES	23,194	4,895	40,143

LOSS FROM OPERATIONS	(23,194)	(4,895)	(40,143)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (23,194)	$ (4,895)	$ (40,143)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,350,000	5,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

PN MED GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited)

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO JUNE 30, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholder’s
	Shares	Amount	Capital	Stage	Equity (Deficit)

Inception, January 30, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss for the period ended March 31, 2012	-	-	-	(4,657)	(4,657)

Balance, March 31, 2012	5,000,000	5,000	0	(4,657)	343

Shares issued for cash at $0.02 per
share	1,350,000	1,350	25,650	-	27,000

Net loss for the year ended
March 31, 2013	-	-	-	(12,292)	(12,292)
Balance, March 31, 2013	6,350,000	6,350	25,650	(16,949)	15,051

Net loss for the three months ended
June 30, 2013	-	-	-	(23,194)	(23,194)
Balance, June 30, 2013	6,350,000	$ 6,350	$ 25,650	$ (40,143)	$ (8,143)

The accompanying notes are an integral part of these financial statements.

6 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

THREE MONTHS ENDED JUNE 30, 2013 and 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO JUNE 30, 2013

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2012	Period from January 30, 2012 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (23,194)	$ (4,895)	$ (40,143)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(4,050)	(3,750)	750
Net Cash Used in Operating Activities	(27,244)	(8,645)	(39,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	32,000
Loans from shareholder	0	5,431	9,324
Net Cash Provided by Financing Activities	0	5,431	41,324

Net Increase (Decrease) in Cash	(27,244)	(3,214)	1,931
Cash, beginning of period	29,175	8,443	0
Cash, end of period	$ 1,931	$ 5,229	$ 1,931

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

7 | Page

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,931 and $29,175 of cash as of June 30, 2013 and March 31, 2013, respectively.

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

8 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at June 30, 2013 and March 31, 2013 consisted of amounts owed to the Company’s outside independent auditors for services rendered for period reported on in these financial statements.

NOTE 4 – LOAN FROM SHAREHOLDER

During the period ended March 31, 2012, a shareholder and officer loaned $3,600 to the Company to open the bank account and help fund operations.  The shareholder/officer loaned another $5,724 during the year ended March 31, 2013.  The loans are unsecured, non-interest bearing and due on demand.  The balance due to the shareholder and officer was $9,324 as of June 30, 2013 and March 31, 2013, respectively.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  On March 29, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.  The Company sold 1,350,000 common shares at $0.02 per share for total cash proceeds of $27,000 during the year ended March 31, 2013. There were 6,350,000 shares of common stock issued and outstanding as of June 30, 2013.

9 | Page

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

NOTE 7 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $40,100 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended June 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 7,886	$ 1,664
Less: valuation allowance	(7,886)	(1,664)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 13,648	$ 5,762
Less: valuation allowance	(13,648)	(5,762)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $40,100 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of June 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that

10 | Page

the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

11 | Page

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

Operations for the periods ended June 30, 2013

Our net loss for the three months period ended June 30, 2013 was $23,194.  During the three months period ended June 30, 2013 we have not generated any revenue. Our net loss for the three months period ended June 30, 2012 was $4,895.  During the period three months ended June 30, 2012 we did not generate any revenue.  Our net loss in the period from January 30, 2012 (Inception) to June 30, 2013 was $ 40,143.  We have not generated any revenue during this period.

During the three months period ended June 30, 2013, our operating expenses were professional fees of $23,126, bank fees of $31 and miscellaneous expenses of $37. The weighted average number of shares outstanding was 6,350,000 for the three months period ended June 30, 2013.  During the three months period ended June 30, 2012, our operating expenses were professional fees of $4,846, bank fees of $37 and miscellaneous expenses of $12. The weighted average number of shares outstanding was 5,000,000.  During the period from January 30, 2012 (Inception) to June 30, 2013 our operating expenses were professional fees of $38,567, bank fees of $498, and miscellaneous expenses of $578.

Liquidity and Capital Resources

Three Months Period Ended June 30, 2013

As at June 30, 2013, our total assets were $1,931 compared to $29,175 in total assets at March 31, 2013. Total assets were comprised of $1,931 in cash. As at June 30, 2013, our current liabilities were $10,074.

Stockholders’ equity (deficit) was $ 8,143 as of June 30, 2013 compared to stockholders' equity of $15,051 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended June 30, 2013, net cash flows used in operating activities was $(27,244).  For the three months period ended June 30, 2012, net cash flows used in operating activities was $(8,645).  For the period from inception (January 30, 2012) to June 30, 2013, net cash from operating activities was $(39,393).

Cash Flows from Investing Activities

For the three months periods ended June 30, 2013 and 2012, the Company has not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended June 30, 2013, net cash provided by financing activities was $0. For the three months period ended June 30, 2012, net cash provided by financing activities was $5,431. For the period from inception (January 30, 2012) to June 30, 2013, net cash provided by financing activities was $41,324 received from proceeds from issuance of common stock and loans from shareholder.

12 | Page

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

Going Concern

The independent auditors' review report accompanying our March 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

13 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

14 | Page

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

PN Med Group Inc.
Dated: August 14, 2013	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer

15 | Page