Form 10-Q
period 2013-09-30
PN Med Group Inc
filed 2013-11-14
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

 Yes [ ]   No [   ] (Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 14, 2013 there were issued and outstanding 6,350,000 shares of Common Stock, $0.001 par value.

1

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO UNAUDITED FINANCIAL STATEMENT

BALANCE SHEETS AT SEPTEMBER 30,2013 AND MARCH 31, 2013- unaudited	F-1

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM INCEPTION, JANUARY 30, 2012 THROUGH SEPTEMBER 30, 2013- unaudited	F-2

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM INCEPTION, JANUARY 30, 2012 THROUGH SEPTEMBER 30, 2013- unaudited	F-3

STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM INCEPTION, JANUARY 30, 2012 THROUGH SEPTEMBER 30, 2013- unaudited	F-4

NOTES TO FINANCIAL STATEMENTS- unaudited	F-5
3

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF SEPTEMBER 30, 2013 and MARCH 31, 2013

	September 30, 2013	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$438	$29,175
Total current assets	438	29,175

Total Assets	$438	$29,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued Expenses	$750	$4,800
Loan from shareholder	9,324	9,324
Total Liabilities	10,074	14,124

Stockholders' Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized,
6,350,000 shares issued and outstanding	6,350	6,350
Additional paid-in capital	25,650	25,650
Deficit accumulated during the development stage	(41,636)	(16,949)
Total Stockholders’ Equity (Deficit)	(9,636)	15,051

Total Liabilities and Stockholders’ Equity (Deficit)	$438	$29,175

The accompanying notes are an integral part of these financial statements.

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 and 2012

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Period from January 30, 2012 (Inception) to September 30, 2013

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	1,433	1,175	24,559	6,021	40,000
Website expenses	—	—	—	—	500
Bank fees	60	52	91	89	1,099
Miscellaneous expenses	—	25	37	37	37
TOTAL OPERATING EXPENSES	1,493	1,252	24,687	6,147	41,636

LOSS FROM OPERATIONS	(1,493)	(1,252)	(24,687)	(6,147)	(41,636)
PROVISION FOR INCOME TAXES	—	—	—		—
NET INCOME (LOSS)	$(1,493)	$(1,252)	$(24,687)	$(6,147)	$(41,636)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,350,000	5,000,000	6,350,000	5,000,000

The accompanying notes are an integral part of these financial statements.

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited)

FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

				Deficit Accumulated	Total
			Additional	during the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at January 30, 2012	—	$—	$—	$—	$—

Common stock issued for cash at $0.001 per share	5,000,000	5,000	—	—	5,000
Net loss for the period ended March 31, 2012	—	—	—	(4,657)	(4,657)

Balance at March 31, 2012	5,000,000	5,000	—	(4,657)	343

Common stock issued for cash at $0.02 per share	1,350,000	1,350	25,650	—	27,000
Net loss for the year ended March 31, 2013	—	—	—	(12,292)	(12,292)

Balance at March 31, 2013	6,350,000	6,350	25,650	(16,949)	15,051

Net loss for the six months ended September 30, 2013	—	—	—	(24,687)	(24,687)

Balance at September 30, 2013	6,350,000	$6,350	$25,650	$(41,636)	$(9,636)

The accompanying notes are an integral part of these financial statements.

PN MED GROUP INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
SIX MONTHS ENDED SEPTEMBER 30, 2013 and 2012
FOR THE PERIOD FROM JANUARY 30, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Period from January 30, 2012 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,687)	$(6,147)	$(41,636)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(4,050)	(3,750)	750
Net cash used in operating activities	$(28,737)	$(9,897)	$(40,886)

Cash flow used in investing activities	$—	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	32,000
Loans from shareholder	—	14,181	9,324
Net cash provided by financing activities	$—	$14,181	$41,324

Net increase (decrease) in cash and cash equivalents	(28,737)	4,284	438

Cash and cash equivalents at beginning of period	29,175	8,443	—

Cash and cash equivalents at end of period	$438	$12,727	$438

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

PN Med Group Inc. (the "Company" or “PN Med”) was incorporated under the laws of the State of Nevada on January 30, 2012.  The Company planned to distribute medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics throughout the country of Chile. The Company recently decided to discontinue operations in this area and is presently looking for a new business opportunity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $438 and $29,175 of cash as of September 30, 2013 and March 31, 2013, respectively.

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

September 30, 2013

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at September 30, 2013 and March 31, 2013 consisted of amounts owed to the Company’s outside independent auditors for services rendered for period reported on in these financial statements.

NOTE 4 – LOAN FROM SHAREHOLDER

During the period ended March 31, 2012, a shareholder and officer loaned $3,600 to the Company to open the bank account and help fund operations.  The shareholder/officer loaned another $5,724 during the year ended March 31, 2013.  The loans are unsecured, non-interest bearing and due on demand.  The balance due to the shareholder and officer was $9,324 as of September 30, 2013 and March 31, 2013, respectively.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  On March 29, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.  The Company sold 1,350,000 common shares at $0.02 per share for total cash proceeds of $27,000 during the year ended March 31, 2013. There were 6,350,000 shares of common stock issued and outstanding as of September 30, 2013.

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

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

NOTE 7 – INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $41,636 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended September 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$8,394	$2,090
Less: valuation allowance	(8,394)	(2,090)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2013	March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$14,156	$5,762
Less: valuation allowance	(14,156)	(5,762)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $41,636 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of September 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the company will be successful in this or any of its endeavors or become financially viable and continue as a going concern

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a development stage company formerly focused on the distribution of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. Other than establishing a website, we did not commence operations in this field, we have not generated any revenues to date and we have recently decided to discontinue operations in this area.

We are presently looking at ventures of merit for corporate participation as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Operations for the three month period ended September 30, 2013 and 2012

Our net loss for the three months period ended September 30, 2013 was $1,493 and September 30, 2012 was $1,252.

During the three months period ended September 30, 2013 and 2012 we have not generated any revenue.

During the three months period ended September 30, 2013, our operating expenses were professional fees of $1,433 and bank fees of $60. During the three months period ended September 30, 2012, our operating expenses were professional fees of $1,175, bank fees of $52 and miscellaneous expenses of $25.

Operations for the six month period ended September 30, 2013 and 2012

Our net loss for the six months period ended September 30, 2013 was $24,687 and September 30, 2012 was $6,147.

During the six months period ended September 30, 2013 and 2012 we have not generated any revenue.

During the six months period ended September 30, 2013, our operating expenses were professional fees of $24,559, bank fees of $91 and miscellaneous expenses of $37. During the six months period ended September 30, 2012, our operating expenses were professional fees of $6,021, bank fees of $89 and miscellaneous expenses of $37.

4

Operations for the period from January 30, 2012 (Inception) to September 30, 2013

Our net loss for the period from January 30, 2012 (Inception) to September 30, 2013 was $41,636.  During those periods we have not generated any revenue.

During the period from January 30, 2012 (Inception) to September 30, 2013, our operating expenses were professional fees of $40,000, website expenses $500, bank fees of $1,099 and miscellaneous expenses of $37.

Liquidity and Capital Resources

Six Months Period Ended September 30, 2013

As at September 30, 2013, our total assets were $438 compared to $29,175 in total assets at March 31, 2013. Total assets were comprised of $438 in cash. As at September 30, 2013, our current liabilities were $10,074 compared to $14,124 in March 31, 2013.

Stockholders’ equity (deficit) was $ 9,636 as of September 30, 2013 compared to stockholders' equity of $15,051 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended September 30, 2013 and 2012, net cash flows used in operating activities was $(28,737) and $(9,897).  For the period from inception (January 30, 2012) to September 30, 2013, net cash from operating activities was $(40,886).

Cash Flows from Investing Activities

For the six months periods ended June 30, 2013 and 2012, the Company has not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended September 30, 2013 and 2012, net cash provided by financing activities was $0 and $14,181. For the period from inception (January 30, 2012) to September 30, 2013, net cash provided by financing activities was $41,324 received from proceeds from issuance of common stock and loans from shareholder.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with our plan to enter into a new business.

5

Existing working capital and further advances and debt instruments, as needed, are expected to be adequate to fund our present level of operations for the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our planned redirection, management anticipates additional increases in operating expenses relating to a potential acquisition of or merger with a new business. We expect to finance these expenses with further issuances of debt of equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of debt or equity financing from the sale of our common stock. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PN Med Group Inc.
Dated: November 14, 2013	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer

8