Form 10-Q/A
period 2013-09-30
PN Med Group Inc
filed 2013-11-15
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q (AMENDMENT No. 1)

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

1

Explanatory Note

This Amendment No. 1 to the Quarterly Report (the “Report”) on Form 10-Q for PN Med Inc. (the "Company") for the quarterly period ended September 30, 2013 is being filed to disclose that the financial statements included in the Report filed with the Securities and Exchange Commission on November 14, 2013 have not been reviewed by the Company's independent registered public accounting firm. This Amendment does not change any previously reported financial results, update disclosures or reflect events occurring after the date of the filing of the Report, or except for changes described above, modify disclosures in the previously filed Report. Upon completion of a review of the financial statements included in the Report by the Company's independent registered public accounting firm, the Company will further amend this filing to include the financial statements reviewed by the Company's independent registered public accounting firm. The Company expects to file the further amendment by November 19, 2013.

2

PN MED GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

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
4

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