Form 10-Q/A
period 2013-09-30
PN Med Group Inc
filed 2013-11-18
CIK 1549084

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q (AMENDMENT No. 2)

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

1

Explanatory Note

This Amendment No. 2 to the Quarterly Report (the “Report”) on Form 10-Q for PN Med Group Inc. (the "Company") for the quarterly period ended September 30, 2013, is being filed to remove a previous disclosure regarding the fact that financial statements included in the Report filed with the Securities and Exchange Commission on November 14, 2013 had not been reviewed by the Company's independent registered public accounting firm. The financial statements contained in the Report have now been reviewed by the Registrant’s independent registered public accounting firm. There were no material changes in the previously filed financial statements as a result of this review.

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

Stockholders’ equity (deficit) was $(9,636) as of September 30, 2013 compared to stockholders' equity of $15,051 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended September 30, 2013 and 2012, net cash flows used in operating activities was $(28,737) and $(9,897).  For the period from inception (January 30, 2012) to September 30, 2013, net cash from operating activities was $(40,886).

Cash Flows from Investing Activities

For the six months periods ended September 30, 2013 and 2012, the Company has not generated any cash flow.

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

PN Med Group Inc.
Dated: November 18, 2013	By: /s/ Pedro Perez Niklitschek
Pedro Perez Niklitschek, President and Chief Executive Officer and Chief Financial Officer

8