Form 10-Q
period 2013-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2014-02-19
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181229

EKSO BIONICS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	99-0367049 (IRS Employer Identification Number)

1414 Harbour Way, Suite 1201

Richmond, California 94804

 (Address of principal executive offices, including zip code)

(510) 984-1761

(Registrant’s telephone number, including area code)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ] (Note: The registrant was a shell company (as defined in Rule 12b-2 of the Exchange Act) as of December 31, 2013.)

 As of February 14, 2014, there were 78,445,914 shares of Common Stock, $0.001 par value, issued and outstanding.

1

EKSO BIONICS HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 FORWARD LOOKING STATEMENTS

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect”, “may” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of human exoskeletons, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (iv) our beliefs regarding potential clinical and other health benefits of our medical devices, and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. The following factors, among others (including those described in the section entitled “Risk Factors” in our Current Report on Form 8-K filed with the SEC on January 23, 2014), may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results: our inability to obtain adequate financing; the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity; our inability to expand our business; significant government regulation of medical devices and the healthcare industry; the results of clinical studies or trials; lack of product diversification; volatility in the price of our raw materials; existing or increased competition; results of arbitration and litigation; stock volatility and illiquidity; and our failure to implement our business plans or strategies.

Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Part I – Financial Information

ITEM 1. Financial Statements

Ekso Bionics Holdings, Inc.

(formerly PN Med Group, Inc.)

(a development stage company)

Balance Sheets

	December 31, 2013	March 31, 2013
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash	$78	$29,175
Total current assets	78	29,175
Total Assets	$78	$29,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$4,170	$—
Accrued expenses	750	4,800
Loan from shareholder	10,869	9,324
Total Current Liabilities	$15,789	$14,124

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized at December 31, 2013 and 0 shares authorized at March 31, 2013; 0 shares issued and outstanding at December 31, 2013 and March 31, 2013	$—	$—
Common stock, par value $0.001; 500,000,000 shares authorized at December 31, 2013 and 75,000,000 shares authorized at March 31, 2013, 21,983,700 shares issued and outstanding at December 31, 2013 and March 31, 2013	6,350	6,350
Additional paid-in capital	25,650	25,650
Deficit accumulated during the development stage	(47,711)	(16,949)
Total Stockholders’ Equity (Deficit)	(15,711)	15,051
Total Liabilities and Stockholders’ Equity (Deficit)	$78	$29,175

The accompanying notes are an integral part of these financial statements.

Ekso Bionics Holdings, Inc.

(formerly PN Med Group, Inc.)

(a development stage company)

Statements of Operations

(unaudited)

	Three months ended December 31,		Nine months ended December 31,		Cumulative Period from January 30, 2012 (inception) to December 31,
	2013	2012	2013	2012	2013

OPERATING EXPENSES
Professional fees	$1,845	$1,500	$26,404	$7,521	$41,845
Website expenses	—	—	—	—	500
Bank fees	60	227	151	315	618
Miscellaneous expenses	4,170	50	4,207	88	4,748
TOTAL OPERATING EXPENSES	$6,075	$1,777	$30,762	$7,924	$47,711

LOSS FROM OPERATIONS	(6,075)	(1,777)	(30,762)	(7,924)	(47,711)
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(6,075)	$(1,777)	$(30,762)	$(7,924)	$(47,711)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	21,983,700	19,093,681	21,983,700	17,906,724

The accompanying notes are an integral part of these financial statements.

Ekso Bionics Holdings, Inc.

(formerly PN Med Group, Inc.)

(a development stage company)

Statements of Cash Flows (unaudited)

	Nine months ended December 31, 2013	Nine months ended December 31, 2012	Cumulative Period from January 30, 2012 (inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,762)	$(7,924)	$(47,711)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,170	—	4,170
Increase (decrease) in accrued expenses	(4,050)	(3,750)	750
Net cash used in operating activities	$(30,642)	$(11,674)	$(42,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	19,000	32,000
Loans from shareholder	1,545	14,181	10,869
Net cash provided by financing activities	$1,545	$33,181	$42,869

Net increase (decrease) in cash	(29,097)	21,507	78

Cash at beginning of period	29,175	8,443	—

Cash at end of period	$78	$29,950	$78

The accompanying notes are an integral part of these financial statements.

Ekso Bionics Holdings, Inc.

(formerly PN Med Group, Inc.)

(a development stage company)

Notes to the Financial Statements

December 31, 2013

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Ekso Bionics Holdings, Inc. (the “Company”) was incorporated as PN Med Group Inc. under the laws of the State of Nevada on January 30, 2012.  The Company planned to distribute medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics throughout the country of Chile. The Company has since discontinued operations in this area. On December 18, 2013, we changed our name from PN Med Group, Inc. to Ekso Bionics Holdings, Inc.

On January 15, 2014, our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014, merged with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005. Ekso Bionics, Inc. was the surviving corporation in the Merger and became our wholly-owned subsidiary. See Note 9 – Subsequent Events for more information. These Notes should be read in conjunction with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 23, 2014.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the SEC. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine months ended December 31, 2013. These should be read in conjunction with the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2014. The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States. As of January 15, 2014, the Company changed its fiscal year from a fiscal year ending March 31 to one ending on December 31 of each year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $78 and $29,175 of cash as of December 31, 2013 and March 31, 2013, respectively. As of December 31, 2013, the Company held no cash equivalents.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

Comprehensive Income

ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss). The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and March 31, 2013 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – LOAN FROM SHAREHOLDER

During the three month period ended March 31, 2012, a shareholder and officer loaned $3,600 to the Company to open the bank account and help fund operations.  The shareholder/officer loaned another $5,724 during the year ended March 31, 2013. During the three month period ended December 31, 2013, a shareholder and officer loaned an additional $400 to the Company and another shareholder advanced to the Company $1,145 towards expenses of the Company.  The balance due on these loans was $10,869 and $9,324 as of December 31, 2013 and March 31, 2013, respectively. The loans are unsecured, non-interest bearing and due on demand.

NOTE 5 – CAPITAL STOCK

On December 18, 2013, we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value $0.001 (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

On December 16, 2013, we completed a 3.462-for-1 forward split of our Common Stock in the form of a dividend, with the result that the 6,350,000 shares of Common Stock, $0.001 par value per share, outstanding immediately prior to the stock split became 21,983,700 shares of Common Stock outstanding immediately thereafter.  All share and per share numbers in this Report have been adjusted to give effect to this stock split, unless otherwise indicated.

On March 29, 2012, the Company issued 17,310,000 shares of Common Stock for cash proceeds of $5,000.  The Company sold 4,673,700 shares of Common Stock for total cash proceeds of $27,000 during the year ended March 31, 2013.

As of December 31, 2013, there were 21,983,700 shares of Common Stock issued and outstanding.

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

NOTE 7 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $47,071 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$10,459	$2,694
Less: valuation allowance	(10,459)	(2,694)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2013	March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$16,222	$5,762
Less: valuation allowance	(16,222)	(5,762)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986 (the “IRC”), net operating loss carry forwards of approximately $41,636 for Federal income tax reporting purposes are subject to annual limitations. Utilization of these net operating loss carry forwards is limited in accordance with IRC Section 382 based upon the shift in ownership as of January 15, 2014.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred cumulative net losses of $47,711 from January 30, 2012 (cumulative period from inception) to December 31, 2013. The Company completed a merger transaction on January 15, 2014 with Ekso Bionics, Inc., an operating company, which currently has sufficient capital to finance operations through the next twelve months.  The Company continues to have no revenues and very limited working capital as of December 31, 2013.

NOTE 9 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after December 31, 2013 and through the issuance date of February 18, 2014, and has determined that the following material events and transactions occurred during this period.

On January 15, 2014, our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014 (“Acquisition Sub”) merged (the “Merger”) with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005. Ekso Bionics, Inc. was the surviving corporation in the Merger and became our wholly-owned subsidiary.

At the closing of the Merger, (a) all shares of Ekso Bionics’ common stock and preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into an aggregate of 42,615,546 restricted shares of our Common Stock, (b) all warrants to purchase Ekso Bionics’ stock outstanding immediately prior to the closing of the Merger were converted into warrants to purchase an aggregate of 621,363 restricted shares of our Common Stock, and (c) all options to purchase Ekso Bionics’ stock outstanding immediately prior to the closing of the Merger were converted into options to purchase an aggregate of 7,586,459 restricted shares of our Common Stock.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, PN Med Split Off Corp, a Delaware corporation (“Split-Off Subsidiary”), formed on January 7, 2014. Thereafter, pursuant to the split-off agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Pedro Perez Niklitschek and Miguel Molina Urra, the pre-Merger majority stockholders of the Company, and the former officers and sole director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 17,483,100 shares of our Common Stock held by Messrs. Perez Niklitschek and Molina Urra (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Ekso Bionics, Inc. and will continue the existing business operations of Ekso Bionics, Inc., which is designing, developing, and commercializing exoskeletons to augment human strength, endurance and mobility.

In November 2013, Ekso Bionics, Inc. offered and sold in a private placement to accredited investors $5,000,000 principal amount of its senior subordinated secured convertible notes (the “Bridge Notes”). On January 15, 2014, we closed a private placement offering (the “PPO”) of 20,580,000 Units of our securities, at a purchase price of $1.00 per Unit (or $20,580,000 in the aggregate, including the conversion of the Bridge Notes). Each Unit consists of one share of the our Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.00 per share and with a term of five years (the “PPO Warrants”). At the initial closing of the PPO, the entire outstanding principal amount of the Bridge Notes was automatically converted into Units at a conversion price of $1.00 per Unit, and investors in the Bridge Notes received a warrant to purchase a number of shares of Common Stock equal to 50% of the number of shares of Common Stock contained in the Units into which the Bridge Notes were converted, at an exercise price of $1.00 per share for a term of three years (the “Bridge Warrants”). Both the PPO Warrants and the Bridge Warrants have weighted average anti-dilution protection, subject to customary exceptions.

Between January 29, 2014 and February 6, 2014, we issued an additional 9,720,000 Units in subsequent closings of the PPO. Dan Boren and Marilyn Hamilton, each a director of the Company, purchased 20,000 and 200,000 Units, respectively, in the PPO.

In connection with the Merger, we agreed that in the event that the aggregate gross proceeds of the PPO (including the principal of the Bridge Notes) exceeded $20,000,000, we would issue to the pre-Merger Company stockholders, pro rata, a number of restricted shares of our Common Stock such that the aggregate ownership of the pre-Merger Company stockholders (not including any shares of Common Stock purchased by them in the PPO) remained approximately 6.8% of our outstanding Common Stock as of the time of the Merger. We have issued an aggregate of 779,768 shares of our Common Stock to such persons.

In connection with the sale of the Bridge Notes, Ekso Bionics, Inc. paid to Gottbetter Capital Markets, LLC (the “Placement Agent”), a registered broker-dealer, and its permitted subagents aggregate cash commissions of $500,000, which was equal to 10% of funds raised, and warrants to purchase 500,000 shares of our Common Stock, which was equal to 10% of the number of shares of Common Stock into which Bridge Notes would convert at the closing of the Merger and PPO, with an exercise price per share of $1.00 and a term of five years (“Bridge Agent Warrants”). In connection with the PPO, we paid the Placement Agent and its permitted subagents aggregate cash commissions of $2,530,000, which was equal to 10% of the gross proceeds raised from investors in the PPO, and warrants to purchase 2,530,000 shares of our Common Stock, which was equal to 10% of the number of shares of Common Stock included in the Units sold in the PPO (excluding the Units issued upon conversion of the Bridge Notes), with a term of five years and an exercise price of $1.00 per share (the “PPO Agent Warrants”). The Bridge Agent Warrants and the PPO Agent Warrants have weighted average anti-dilution protection, subject to customary exceptions.

We agreed to pay the Placement Agent an additional cash commission of 5% of funds received by the Company from the exercise of Bridge Warrants and PPO Warrants resulting from any future solicitation of the exercise of such warrants by the Company. Any sub-agent of the Placement Agent that introduced investors to the PPO was entitled to share in the cash fees and warrants attributable to those investors as described above.

In addition, in connection with the Merger and the PPO, we issued warrants to purchase 225,000 shares of our Common Stock to the former senior lender of Ekso Bionics, Inc. These warrants have the same terms as the Bridge Warrants.

Before the Merger, the Company’s Board of Directors adopted, and its stockholders approved, our 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of incentive awards of up to 14,410,000 shares of Common Stock to officers, key employees, consultants and directors. Options to purchase 9,886,459 shares of Common Stock have been granted under the 2014 Plan, including options to purchase 7,586,459 shares of our Common Stock held by holders of options to purchase Ekso Bionics, Inc. common stock prior to the merger and options to purchase an aggregate of 2,300,000 shares of our Common Stock awarded following the closing of the Merger to our executive officers and directors.

Immediately after giving effect to (i) the Merger and (ii) the cancellation of 17,483,100 shares in the Split-Off, and (iii) the final closing of the PPO, there were 78,445,914 issued and outstanding shares of our Common Stock. In addition, immediately after giving effect to the Merger, the Split-Off and the final closing of the PPO, investors in the Bridge Notes hold Bridge Warrants to purchase 2,500,000 shares of our Common Stock;
  investors in the PPO and the Bridge Notes hold PPO Warrants to purchase 30,300,000 shares of our Common Stock;
  the Placement Agent and its permitted subagents hold Bridge Agent Warrants to purchase 500,000 shares of our Common Stock and PPO Agent Warrants to purchase 2,530,000 shares of our Common stock;
  warrants to purchase Ekso Bionics, Inc.’s common stock outstanding immediately prior to the closing of the Merger have been converted into warrants to purchase an aggregate of 621,363 shares of our Common Stock, which are currently outstanding;
  other holders hold warrants to purchase 225,000 shares of common stock on the same terms as the Bridge Warrants; and
  there are options to purchase 9,886,459 granted under the 2014 Plan.

No other securities convertible into or exercisable or exchangeable for the Company’s common stock (including options or warrants) are outstanding.

The Merger is being accounted for as a “reverse merger,” and Ekso Bionics, Inc. is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Ekso Bionics, Inc. and will be recorded at the historical cost basis of Ekso Bionics, Inc., and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Ekso Bionics, Inc., historical operations of Ekso Bionics, Inc. and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of the Company’s common stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger.

Also on January 15, 2014, we changed our fiscal year from a fiscal year ending on March 31 of each year, which was used in our most recent filing with the SEC, to one ending on December 31 of each year, which is the fiscal year end of Ekso Bionics, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a development stage company formerly focused on the distribution of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. Other than establishing a website, we did not commence operations or generate any revenues in this field, and we have since discontinued operations in this area. As a result of the Merger (defined below), we are now engaged in designing, developing, and commercializing exoskeletons to augment human strength, endurance and mobility.

Capital Increase and Stock Split

On December 18, 2013, we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value $0.001 (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

On December 16, 2013, we completed a 3.462-for-1 forward split of our Common Stock in the form of a dividend, with the result that the 6,350,000 shares of Common Stock, $0.001 par value per share, outstanding immediately prior to the stock split became 21,983,700 shares of Common Stock outstanding immediately thereafter.  All share and per share numbers in this Report have been adjusted to give effect to this stock split, unless otherwise indicated.

Reverse Merger, Private Placement Offering and Related Events

As previously disclosed, on January 15, 2014, our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014 (“Acquisition Sub”) merged (the “Merger”) with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005. Ekso Bionics, Inc. was the surviving corporation in the Merger and became our wholly-owned subsidiary.

At the closing of the Merger, (a) all shares of Ekso Bionics’ common stock and preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into an aggregate of 42,615,546 restricted shares of our common stock, (b) all warrants to purchase Ekso Bionics’ stock outstanding immediately prior to the closing of the Merger were converted into warrants to purchase an aggregate of 621,363 restricted shares of our common stock, and (c) all options to purchase Ekso Bionics’ stock outstanding immediately prior to the closing of the Merger were converted into options to purchase an aggregate of 7,586,459 restricted shares of our common stock.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, PN Med Split Off Corp, a Delaware corporation (“Split-Off Subsidiary”), formed on January 7, 2014. Thereafter, pursuant to the split-off agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Pedro Perez Niklitschek and Miguel Molina Urra, the pre-Merger majority stockholders of the Company, and the former officers and sole director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 17,483,100 shares of our Common Stock held by Messrs. Perez Niklitschek and Molina Urra (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Ekso Bionics, Inc. and will continue the existing business operations of Ekso Bionics, Inc., which is designing, developing, and commercializing exoskeletons to augment human strength, endurance and mobility.

In November 2013, Ekso Bionics, Inc. offered and sold in a private placement to accredited investors $5,000,000 principal amount of its senior subordinated secured convertible notes (the “Bridge Notes”). On January 15, 2014, we closed a private placement offering (the “PPO”) of 20,580,000 Units of our securities, at a purchase price of $1.00 per Unit (or $20,580,000 in the aggregate, including the conversion of the Bridge Notes). Each Unit consists of one share of the our Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.00 per share and with a term of five years (the “PPO Warrants”). At the initial closing of the PPO, the entire outstanding principal amount of the Bridge Notes was automatically converted into Units at a conversion price of $1.00 per Unit, and investors in the Bridge Notes received a warrant to purchase a number of shares of Common Stock equal to 50% of the number of shares of Common Stock contained in the Units into which the Bridge Notes were converted, at an exercise price of $1.00 per share for a term of three years (the “Bridge Warrants”). Both the PPO Warrants and the Bridge Warrants have weighted average anti-dilution protection, subject to customary exceptions.

Between January 29, 2014 and February 6, 2014, we issued an additional 9,720,000 Units in subsequent closings of the PPO, at a purchase price of $1.00 per Unit (or $9,720,000 in the aggregate). Dan Boren and Marilyn Hamilton, each a director of the Company, purchased 20,000 and 200,000 Units, respectively, in the PPO.

In connection with the Merger, we agreed that in the event that the aggregate gross proceeds of the PPO (including the principal of the Bridge Notes) exceeded $20,000,000, we would issue to the pre-Merger Company stockholders, pro rata, a number of restricted shares of our Common Stock such that the aggregate ownership of the pre-Merger Company stockholders (not including any shares of Common Stock purchased by them in the PPO) remained approximately 6.8% of our outstanding Common Stock as of the time of the Merger. We have issued an aggregate of 779,768 shares of our Common Stock to such persons.

In connection with the sale of the Bridge Notes, Ekso Bionics, Inc. paid to Gottbetter Capital Markets, LLC (the “Placement Agent”), a registered broker-dealer, and its permitted subagents aggregate cash commissions of $500,000, which was equal to 10% of funds raised, and warrants to purchase 500,000 shares of our Common Stock, which was equal to 10% of the number of shares of Common Stock into which Bridge Notes would convert at the closing of the Merger and PPO, with an exercise price per share of $1.00 and a term of five years (“Bridge Agent Warrants”). In connection with the PPO, we paid the Placement Agent and its permitted subagents aggregate cash commissions of $2,530,000, which was equal to 10% of the gross proceeds raised from investors in the PPO, and warrants to purchase 2,530,000 shares of our Common Stock, which was equal to 10% of the number of shares of Common Stock included in the Units sold in the PPO (excluding the Units issued upon conversion of the Bridge Notes), with a term of five years and an exercise price of $1.00 per share (the “PPO Agent Warrants”). The Bridge Agent Warrants and the PPO Agent Warrants have weighted average anti-dilution protection, subject to customary exceptions.

We agreed to pay the Placement Agent an additional cash commission of 5% of funds received by the Company from the exercise of Bridge Warrants and PPO Warrants resulting from any future solicitation of the exercise of such warrants by the Company. Any sub-agent of the Placement Agent that introduced investors to the PPO was entitled to share in the cash fees and warrants attributable to those investors as described above.

In addition, in connection with the Merger and the PPO, we issued warrants to purchase 225,000 shares of our Common Stock to the former senior lender of Ekso Bionics, Inc. These warrants have the same terms as the Bridge Warrants.

Before the Merger, the Company’s Board of Directors adopted, and its stockholders approved, our 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of incentive awards of up to 14,410,000 shares of Common Stock to officers, key employees, consultants and directors. Options to purchase 9,886,459 shares of Common Stock have been granted under the 2014 Plan, including options to purchase 7,586,459 shares of our Common Stock held by holders of options to purchase Ekso Bionics, Inc. common stock prior to the merger and options to purchase an aggregate of 2,300,000 shares of our Common Stock awarded following the closing of the Merger to our executive officers and directors.

Our Board of Directors currently consists of five members. On the closing of the Merger, Pedro Perez Niklitschek, our sole director before the Merger, resigned his position as a director, and Steven Sherman, Nathan Harding, Daniel Boren, Marilyn Hamilton and Jack Peurach were appointed to the Board of Directors. Steven Sherman was elected Chairman of the Board.

Also on the closing of the Merger, Pedro Perez Niklitschek, our President and Treasurer and Miguel Molina Urra, our Secretary before the Merger, resigned from these positions, and Nathan Harding was appointed as our Chief Executive Officer and President, Max Scheder-Bieschin was appointed as our Chief Financial Officer, Treasurer and Secretary, Russ Angold was appointed as our Chief Technology Officer, and Frank Moreman was appointed our Chief Operating Officer by the Board.

Immediately after giving effect to (i) the Merger and (ii) the cancellation of 17,483,100 shares in the Split-Off, and (iii) the final closing of the PPO, there were 78,445,914 issued and outstanding shares of our Common Stock. In addition, immediately after giving effect to the Merger, the Split-Off and the final closing of the PPO, investors in the Bridge Notes hold Bridge Warrants to purchase 2,500,000 shares of our Common Stock;
  investors in the PPO and the Bridge Notes hold PPO Warrants to purchase 30,300,000 shares of our Common Stock;
  the Placement Agent and its permitted subagents hold Bridge Agent Warrants to purchase 500,000 shares of our Common Stock and PPO Agent Warrants to purchase 2,530,000 shares of our Common stock;
  warrants to purchase Ekso Bionics, Inc.’s common stock outstanding immediately prior to the closing of the Merger have been converted into warrants to purchase an aggregate of 621,363 shares of our Common Stock, which are currently outstanding;
  other holders hold warrants to purchase 225,000 shares of common stock on the same terms as the Bridge Warrants; and
  there are options to purchase 9,886,459 granted under the 2014 Plan.

No other securities convertible into or exercisable or exchangeable for the Company’s common stock (including options or warrants) are outstanding.

The Merger is being accounted for as a “reverse merger,” and Ekso Bionics, Inc. is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Ekso Bionics, Inc. and will be recorded at the historical cost basis of Ekso Bionics, Inc., and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Ekso Bionics, Inc., historical operations of Ekso Bionics, Inc. and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of the Company’s common stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger.

Also on January 15, 2014, we changed our fiscal year from a fiscal year ending on March 31 of each year, which was used in our most recent filing with the SEC, to one ending on December 31 of each year, which is the fiscal year end of Ekso Bionics, Inc.

We continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), following the Merger. Until the consummation of the Merger, we were a “shell company” as defined in Rule 12b-2 of the Exchange Act. As a result of the Merger we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Additional information regarding the Merger, the Spilt-Off, the PPO and the other transactions referred to above is contained in the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2014.

This Report includes the financial statements of the Company as of and for the periods ended December, 2013, without giving effect to the Merger, and the discussion below concerns only the financial condition and results of operations flows of the Company and not the financial condition or results of operations of Ekso Bionics, Inc. at any date or for any period. For a discussion of financial condition and results of operations of Ekso Bionics, Inc. as of, and for the year ended, December 31, 2012, and as of, and for the nine months ended, September 30, 2013, see Item 2.01— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2014.

As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Ekso Bionics, Inc. and will continue the existing business operations of Ekso Bionics, Inc.

Results of Operation

Operations for the three month period ended December 31, 2013 and 2012

Our net loss for the three month period ended December 31, 2013 was $6,075 and December 31, 2012 was $1,777.

During the three month period ended December 31, 2013 and 2012, we did not generate any revenue.

During the three month period ended December 31, 2013, our operating expenses comprised professional fees of $1,845, administrative and miscellaneous expenses of $4,170 and bank fees of $60. During the three month period ended December 31, 2012, our operating expenses comprised professional fees of $1,500, bank fees of $227 and administrative and miscellaneous expenses of $50.

Operations for the nine month period ended December 31, 2013 and 2012

Our net loss for the nine month period ended December 31, 2013 was $30,762 and December 31, 2012 was $7,924.

During the nine month period ended December 31, 2013 and 2012, we did not generate any revenue.

During the nine month period ended December 31, 2013, our operating expenses were professional fees of $26,404, bank fees of $151 and general and administrative expenses of $4,207. During the nine month period ended December 31, 2012, our operating expenses were professional fees of $7,521, bank fees of $315 and miscellaneous expenses of $88. The $18,883 increase in professional fees in the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012 is largely attributable to fees paid to an advisor for services in connection with the Company’s OTC markets compliance.

Liquidity and Capital Resources

Nine Months Period Ended December 31, 2013

As at December 31, 2013, our total assets were $78 compared to $29,175 in total assets at March 31, 2013. The Company’s only assets during both periods comprise cash. As at December 31, 2013, our current liabilities were $15,789 compared to $14,124 in March 31, 2013.

At December 31, 2013, the Company had stockholders’ deficit of $15,711 compared to stockholders' equity of $15,051 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month periods ended December 31, 2013 and 2012, net cash flows used in operating activities was $(29,497) and $(11,674).  For the period from inception (January 30, 2012) to December 31, 2013, net cash from operating activities was $(41,646).

Cash Flows from Financing Activities

We have financed our operations primarily from shareholder loans or the issuance of equity. For the nine month period ended December 31, 2013 and 2012, net cash provided by financing activities was $1,545 and $33,181. In 2013, the Company received shareholder loans totaling $1,545, while in 2012 the Company received proceeds from the sale of its common stock in the amount of $19,000 as well as a shareholder loan in the amount of $14,181. For the period from inception (January 30, 2012) to December 31, 2013, net cash provided by financing activities was $42,869 received from proceeds from issuance of common stock and loans from shareholder.

Plan of Operation and Funding

In November 2013, Ekso Bionics, Inc. offered and sold an aggregate principal amount of $5,000,000 of Bridge Notes in a private placement to accredited investors for aggregate gross proceeds of $5,000,000 (before deducting placement agent fees and expenses). The Bridge Notes were converted into 5,000,000 Units in connection with the initial closing of the PPO on January 15, 2014. Between January 15, 2014 and February 6, 2014, we sold an aggregate of 30,300,000 Units, at a purchase price of $1.00 per Unit (or $30,300,000 in the aggregate, including conversion of the Bridge Notes and before deducting placement agent fees and expenses). Each Unit consists of one share of our Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.00 per share and with a term of five years.

Management believes that the Company’s cash resources as of December 31, 2013, together with the proceeds received in November 2013 of $5,000,000 and the PPO proceeds of $25,300,000 (net of the conversion of the Bridge Notes), are sufficient to implement the business plan, support operations and meet current obligations through the middle of 2015.

As of February 17, 2014, the Company had approximately $16,721,000 million in cash, after payment of transaction-related expenses of approximately $3,946,000 million and the repayment in full of Ekso Bionic Inc.’s $2.5 million senior note payable from the proceeds of the PPO. During the next two years, the Company expects to spend approximately $9.0 million on sales and marketing expenses (including regulatory, clinical and related expenses). With these expenditures, the Company anticipates an increase in its product sales to rehabilitation hospital customers. The Company expects to also incur approximately $10.0 million in general and administrative costs to support the Company’s ongoing research and development expenses and in general administrative costs.

There can be no assurance that additional financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may have to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' audit report accompanying our March 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As discussed in the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2014, the Company’s prior management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures that constituted material weaknesses. While our new management as a result of the Merger believes that our current control environment is substantially improved, it has not yet conducted a formal evaluation of our internal control over financial reporting as of any period following the Merger. Since the Merger, our current management has initiated, or plans to initiate, a series of measures to address these material weaknesses. The Company is working as quickly as possible to implement these initiatives.

(b) Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially negatively affected, or is reasonably likely to materially negatively affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
18

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ekso Bionics Holdings, Inc.
Dated: February 19, 2014	By: /s/ Nathan Harding
Nathan Harding President and Chief Executive Officer

Dated: February 19, 2014	By: Max Scheder-Bieschin
Max Scheder-Bieschin Chief Financial Officer

