Form 10-Q
period 2014-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2014-05-13
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-181229

Ekso Bionics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1414 Harbour Way South, Suite 1201 Richmond, CA	94804
(Address of principal executive offices)	(Zip Code)

(203) 723-3576

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of April 30, 2014 was: 78,488,019

Ekso Bionics Holdings, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets		(See Note 1)
Current assets:
Cash	$14,576,378	$805,306
Accounts receivable	1,775,048	549,469
Inventories, net	1,123,021	725,096
Note receivable from stockholder	—	103,735
Prepaid expenses and other current assets	406,993	250,998
Deferred cost of revenue, current	974,405	768,599
Total current assets	18,855,845	3,203,203
Property and equipment, net	1,763,550	1,575,286
Deferred cost of revenue, non-current	1,127,269	803,298
Other assets	54,390	1,002,150
Total assets	$21,801,054	$6,583,937

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Notes payable, current	$39,345	$1,638,505
Convertible debt	—	5,062,417
Accounts payable	1,044,296	1,498,680
Accrued liabilities	1,565,798	1,430,799
Customer deposits, advances and deferred revenues, current	2,960,026	2,419,226
Liability due to early stock option exercise	3,970	5,293
Total current liabilities	5,613,435	12,054,920
Customer deposits, advances and deferred revenues, non-current	2,447,380	2,209,111
Notes payable, non-current	111,318	866,950
Warrant liability	88,050,250	377,747
Deferred rent	114,657	123,709
Total liabilities	96,337,040	15,632,437
Commitments and contingencies (Note 12)
Convertible preferred stock issuable in series, $0.001 par value; 10,000,000 and 22,000,000 shares authorized at March 31, 2014 (unaudited) and December 31, 2013 respectively; none and 25,923,873 and shares issued and outstanding at March 31, 2014 (unaudited) and December 31, 2013 respectively; liquidation preference of $2.85 - $4.11 per share at December 31, 2013	—	27,324,208
Stockholders' deficit:
Common stock, $0.001 par value; 500,000,000 and 40,000,000 shares authorized at March 31, 2014 (unaudited) and December 31, 2013, respectively; 78,480,019 and 21,114,783, shares issued and outstanding at March 31, 2014 (unaudited) and December 31, 2013, respectively	78,480	21,114
Additional paid-in capital	45,182,512	1,637,797
Accumulated deficit	(119,796,978)	(38,031,619)
Total stockholders' deficit	(74,535,986)	(36,372,708)
Total liabilities, convertible preferred stock and stockholders' deficit	$21,801,054	$6,583,937

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
	2014	2013

Revenue:
Medical devices	$526,753	$332,919
Engineering services	534,958	363,330
Total revenue	1,061,711	696,249

Cost of revenue:
Cost of medical devices	330,125	232,563
Cost of engineering services	252,103	347,214
Total cost of revenue	582,228	579,777

Gross profit	479,483	116,472

Operating expenses:
Sales and marketing	1,531,382	1,216,043
Research and development	768,542	921,706
General and administrative	2,071,443	1,133,454
Total operating expenses	4,371,367	3,271,203

Loss from operations	(3,891,884)	(3,154,731)

Other income (expense):
Interest expense	(426,603)	(639,113)
Loss on warrant liability	(77,436,700)	—
Interest income	1,400	1,264
Other expense, net	(11,572)	(4,174)
Total other expense, net	(77,873,475)	(642,023)

Net loss	$(81,765,359)	$(3,796,754)

Basic and diluted net loss per share	$(1.22)	$(0.18)
Weighted-average number of shares used in computing basic and diluted net loss per share amounts	67,072,057	20,636,529

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

 Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	15,799,291	$16,675,983	15,065,931	$9,920	$1,047,936	($26,144,245)	($25,086,389)
Issuance of Series B convertible preferred stock at $2.10 per share issued in exchange for cash	4,083,225	4,294,259	-	-	-	-	-
Issuance of Series B convertible preferred stock upon conversion of convertible debt and accrued interest	6,041,356	6,490,071	-	-	-	-	-
Common stock warrants issued in connection with issuance of Series B convertible preferred stock	-	275	-	-	-	-	-
Common stock warrants issued in connection with issuance of Series B convertible preferred stock	-	(136,380)	-	-	136,380	-	136,380
Issuance of common stock upon exercise of options	-	-	771,341	94	65,499	-	65,593
Common stock repurchased	-	-	(2,857)	(2)	(187)	-	(189)
Vesting of early exercised options	-	-	-	13	3,961	-	3,974
Compensation expense for options issued a non-employee	-	-	-	-	4,679	-	4,679
Stock-based compensation expense	-	-	-	-	390,618	-	390,618
Effect of merger and recapitalization of share amounts	-	-	-	5,809	(5,809)	-	-
Issuance of shares to shareholders of Ekso Bionics Holdings Inc.	-	-	5,280,368	5,280	(5,280)	-	-
Net loss	-	-	-	-	-	(11,887,374)	(11,887,374)

Balance at December 31, 2013 (See Note 1)	25,923,872	$27,324,208	21,114,783	21,114	1,637,797	(38,031,619)	(36,372,708)
Issuance of common stock upon exercise of options	-	-	90,057	90	1,820	-	1,910
Fair value of warrant liability transferred to equity upon net exercise	767,212	-	-	-	281,987	-	281,987
Conversion of preferred stock	(26,691,084)	(27,324,208)	26,691,084	26,691	27,297,517	-	27,324,208

Balance at January 15, 2014 before Merger and PPO	-	$-	47,895,924	47,895	29,219,121	(38,031,619)	(8,764,603)
PPO shares issued for cash	-	-	25,300,000	25,300	25,274,700	-	25,300,000
PPO shares issued upon conversion of 2013 Bridge Notes	-	-	5,000,000	5,000	5,077,578	-	5,082,578
Shares issued to consultant in PPO	-	-	250,000	250	(250)	-	-
Fair value of warrant obligation transferred to equity	-	-	-	-	95,760)	-	95,760
Offering costs	-	-	-	-	(4,250,744)	-	(4,250,744)
Issuance of common stock warrants at fair value	-	-	-	-	(10,613,550)	-	(10,613,550)
Balance at January 15, 2014 after Merger and PPO	-	$-	78,445,924	78,445	44,802,615	(38,031,619)	6,849,441
Stock option exercises	-	-	34,095	35	13,257	-	13,292

Stock-based compensation expense	-	-	-	-	366,640	-	366,640
Net loss	-	-	-	-	-	(81,765,359)	(81,765,359)
Balance at March 31 , 2014 (unaudited)	-	$-	78,480,019	$78,480	$45,182,512	$(119,796,978)	$(74,535,986)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013

Operating activities:
Net loss	$(81,765,359)	$(3,796,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156, 890	111,719
Amortization of deferred rent	(9,052)	(9,052)
Amortization of debt discounts	197,613	137,449
Adjustment to record convertible notes at fair value	—	360,324
Stock-based compensation expense	366,640	86,155
Loss on increase in fair value of warrant liability	77,436,700	—
Other	—	(8,298)
Changes in operating assets and liabilities:
Accounts receivable	(1,225,579)	(111,842)
Inventories	(494,689)	4,950
Prepaid expense and other assets	(155,893)	(39,471)
Deferred costs of revenue	(529,777)	(304,826)
Accounts payable	(454,384)	234,510
Accrued liabilities	134,999	30,517
Customer advances and deferred revenues	779,069	942,113
Net cash used in operating activities	(5,562,822)	(2,362,506)

Investing activities:
Note receivable from stockholder	103,735	—
Acquisition of property and equipment	(248,390)	(37,412)
Net cash used in investing activities	(144,655)	(37,412)

Financing activities:
Principal payments on notes payable	(2,532,244)	(436,148)
Proceeds from Convertible Bridge Notes	—	1,500,000
Proceeds from issuance of common stock, net of repurchases and issuance costs	22,010,793	52,740
Net cash provided by financing activities	19,478,549	1,116,592

Net increase (decrease) in cash	13,771,072	(1,283,326)
Cash at beginning of the period	805,306	1,738,662

Cash at end of the period	$14,576,378	$455,336
Supplemental disclosure of cash flow activities:
Cash paid for interest	$130,271	$135,558
Cash paid for taxes	$1,810	$800

Supplemental disclosure of non-cash activities:
Conversion of convertible preferred stock to common stock	$27,324,208	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Throughout this Quarterly Report on Form 10-Q (this “Report”), the words “we,” “us,” “our,” or “the Company” refer to Ekso Bionics Holdings, Inc. and its wholly owned subsidiaries, Ekso Bionics, Inc. and Ekso Bionics Ltd. unless stated otherwise.

1. Organization

Description of Business and Liquidity

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. (formerly known as PN Med Group Inc.), Ekso Acquisition Corp, merged with and into Ekso Bionics, Inc. Ekso Bionics, Inc. was the surviving corporation and became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. As a result of this transaction, Ekso Bionics Holdings, Inc. discontinued its pre-merger operations, acquired the business of Ekso Bionics, inc. and will continue the operations of Ekso Bionics, Inc. as a publicly traded company. See Note 3, The Merger, Offering and Other Related Matters. Ekso Bionics, Inc. was incorporated in January 2005 in the State of Delaware.

We are currently headquartered in Richmond, California. We are a leading developer and manufacturer of human bionic exoskeletons and were founded after the University of California at Berkeley’s Robotics and Human Engineering Laboratory had a breakthrough in demonstrating human exoskeletons that are more energy efficient than previously thought possible.

We pioneered the field of human exoskeletons to augment human strength, endurance and mobility. We design, develop and sell wearable robots, or “human exoskeletons,” that have applications in medical, military, industrial, and consumer markets. Our exoskeleton systems are strapped over the user’s clothing, enabling individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to walk again; permitting soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries; and allowing industrial workers to perform heavy duty work for extended periods.

We also have a collaborative partnership with Lockheed Martin Corporation to develop products for military applications.

Ekso Labs is the engineering services division of the Company and is primarily focused on technology development and future applications. In essence it is an exoskeleton laboratory that continually integrates emerging technologies into new product applications and expands on it for our partners. Ekso Labs develops intellectual property through research grants from government organizations, including the Department of Defense.

Liquidity

Largely, as a result of significant research and development activities to create our advanced technology, we have incurred significant operating losses and negative cash flows from operations. As of March 31, 2014, we had an accumulated deficit of $119.8 million and a stockholders’ deficit of $74.5 million.

We believe that our cash resources as of March 31, 2014 are sufficient to implement our business plan, support operations, fund research and development and meet our obligations through at least the middle of 2015. We plan to raise additional capital to finance our operations beyond the middle of 2015. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may have to reduce our discretionary overhead costs substantially, including general and administrative, sales and marketing, and research and development or otherwise curtail operations.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2013 and the condensed consolidated statement of stockholders’ deficit for the year ended December 31, 2013 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Current Report on Form 8-K/A filed with the SEC on March 31, 2014 .

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at March 31, 2014, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements included the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies and Estimates

There have been no material changes to our significant accounting policies as compared to those described in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014 other than as noted below in Common Stock Warrants.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying footnotes. These estimates include, but are not limited to: revenue recognition, useful lives assigned to long-lived assets, realizability of deferred tax assets, valuation of common and preferred stock options, and the valuation of common stock for purposes of determining stock-based compensation and contingencies. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We maintain our cash accounts in excess of federally insured limits. However, we believe we are not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.

We extend credit to customers in the normal course of business and perform ongoing credit evaluations of our customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. We perform ongoing credit evaluations of our customers and do not require collateral from our customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any losses related to accounts receivable as of March 31, 2014 and December 31, 2013.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign contracts.

As of March 31, 2014, we had three customers with accounts receivable balances totaling 10% or more of our total accounts receivable (27%, 12% and 10%), compared with five customers as of March 31, 2013 (18%, 18%, 16% 13% and 12%).

In the three months ended March 31, 2014, we had two customers with net revenue balances of 10% or more of our total customer revenue (25% and 11%), compared with four customers in the three months ended March 31, 2013 (14%, 13%, 11% and 10%).

Common Stock Warrants

We account for the common stock warrants issued in connection with our merger, See Note 3, The Merger, Offering and Other Related Matters, in accordance with the guidance in Accounting Standards Codification (“ASC”) 815-40 whereby under that provision the warrants do not meet the criteria for equity treatment and are recorded as a liability. The warrants have an anti-dilution clause that allows for a decrease in the exercise price of the warrants if the Company issues additional shares of common stock without consideration or for consideration per share less than the common stock warrant’s exercise price. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of the merger and will re-measure the warrants at each balance sheet date until they are exercised or they expire. Any change in the fair value is recognized in our consolidated statement of operations.

The fair value of the warrant liability was determined using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s term, expected strike price, current stock price, risk-free interest rate estimated over the expected term, and the estimated volatility of our stock over the term of warrant. The expected strike price is estimated based on a weighted average probability analysis of the strike price changes expected during the term as a result of the anti-dilution clause in the agreement. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies.

Recently Adopted Accounting Standards

No new accounting pronouncements issued or effective during the three months ended March 31, 2014 had or is expected to have a material impact on our results of operations or financial condition.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. The Merger, Offering and Other Related Transactions

In January and February 2014, we entered into and executed several contemporaneous and related transactions (together, the “Merger” or the “Transaction”), as described below.

As used in this Note 3, the term “the Company” refers to the combination of Ekso Bionics, Inc. and Ekso Bionics Holdings, Inc. formally known as PN Med Group, Inc., after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger.

Holdings was incorporated in the State of Nevada on January 30, 2012, as a distributor of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. At the time of the Merger, Holdings was a “shell company” as defined in Rule 12b-2 of the Exchange Act. Holdings’ fiscal year end was March 31 but has been changed to December 31 in connection with the Merger.

On January 15, 2014, Holdings and a newly formed wholly-owned subsidiary of Holdings, Ekso Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”)with Ekso Bionics. Under the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, with Ekso Bionics remaining as the surviving corporation and with the shareholders of Ekso Bionics exchanging all of their common stock, preferred stock and warrants to purchase preferred stock issued and outstanding immediately prior to the closing of the Merger into an aggregate of 42,615,556 shares of Holdings’ common stock and warrants to purchase 621,363 shares of common stock. In addition, options to purchase 4,978,645 shares of common stock of Ekso Bionics were converted into options to purchase 7,586,459 shares of common stock of Holdings. These shares are in addition to 5,280,368 outstanding shares of Holdings common stock held by pre-merger PN Med Group, Inc. shareholders, consisting of 4,500,600 shares held by such shareholders prior to the merger and an additional 779,768 shares issued to such shareholders pursuant to a provision in the Merger Agreement requiring us to issue a number of shares such that the aggregate ownership of the pre-Merger shareholders (not including any shares of common stock purchased by them in the PPO) remained approximately 6.8% of our outstanding common stock of the Company.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, Holdings transferred all of its pre-Merger operating assets and liabilities to a newly formed wholly-owned special-purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-Merger stockholders of Holdings and the former officers and sole director of Holdings (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of all shares of Holdings’ common stock held by such stockholders (which will be cancelled and will resume the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities.

Accounting for Reverse Merger

Ekso Bionics, as the accounting acquirer, recorded the merger as the issuance of stock for the net monetary assets of Holdings accompanied by a recapitalization. This accounting was identical to that resulting from a reverse merger, except that no goodwill or intangible assets was recorded. The historical financial statements of Holdings before the Merger will be replaced with the historical financial statements of Ekso Bionics before the Merger in all future filings with the SEC. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Retroactive Conversion of all Share and Per Share amounts

In accordance with reverse merger accounting guidance, amounts for Ekso Bionics’ historical (pre-merger) common stock, preferred stock, warrants on stock and options on common stock including share and per share amounts have been retroactively adjusted using their respective exchange ratios in these financial statements, unless otherwise disclosed. The conversion ratios were 1.5238, 1.6290, 1.9548 and 1.9548 for shares of common stock, Series A preferred stock Series A-2 preferred stock and Series B preferred stock, respectively.

Private Placement Offering and Repayment of 2013 Bridge Note

As more fully discussed in Note 8, Capitalization and Equity Structure, during January and February, 2014, in contemplation of the Merger, the Company completed multiple closings of a private placement offering (the “PPO”) of 30,300,000 Units (as described below) at a purchase price of $1.00 per Unit, consisting of the sale of 25,300,000 Units for a total of $25,300,000 in net cash proceeds, and the conversion of the 2013 Bridge Notes (as defined below) into 5,000,000 Units and additional warrants to purchase 2,500,000 shares of common stock. The Units consist of one share of common stock and a warrant to purchase one share of stock in the Company.

Other warrants, shares and stock options were issued in connection with the Merger as more fully discussed in Note 8, Capitalization and Equity Structure.

4. Fair Value Measurements

We record our consolidated financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. We consider a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 assets or liabilities requires the use of significant management judgments or estimation.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Our fair value hierarchies for our financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Quoted Prices in Active Markets for Identical Items Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

March 31, 2014
Liabilities:
Warrant liability	$88,050,250	$–	$–	$88,050,250
Convertible debt	–	–	–	–
Total liabilities measured at estimated fair value	$88,050,250	$–	$–	$88,050,250

December 31, 2013
Liabilities:
Warrant liability	$377,747	$–	$–	$377,747
Convertible debt	5,062,417	–	–	5,062,417
Total liabilities measured at estimated fair value	$5,440,164	$–	$–	$5,440,164

 The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities, which were measured at fair value on a recurring basis.

	Warrant liability	Convertible debt
Beginning balance December 31, 2013	$377,747	$5,062,417
Transfer to equity upon settlement	(377,747)	(5,062,417)
Fair value of warrants on date of issuance	10,613,550	–
Change in fair value of warrants during the period	77,436,700	–
Ending balance March 31, 2014	$88,050,250	$–

The fair value of each warrant was determined using a lattice pricing model using the following assumptions:

Three months ended March 31,
2014

Dividend yield	—
Risk-free interest rate	0.81-0.90%
Current share price	$0.60 - $3.19
Expected term (in years)	2.80-3.00
Volatility	79.0%
Periodic rate	0.24-0.25%
Periods in the model	10

During the three months ended March 31, 2014 the Level 3 warrant liability and convertible debt outstanding as of December 31, 2013 were settled in transactions related to the Merger. See Note 3, The Merger, Offering and Other Related Transactions.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Customer Deposits, Advances and Deferred Revenues

In connection with our device sales and research services, we often receive cash payments before our earnings process is complete. In these instances, we record the payments as customer deposits or customer advances until the device is shipped to the customer or in the case of research services until the earnings process or milestone is achieved.

As described in our revenue recognition policy for Ekso™ unit sales, revenues are deferred and recognized over the maintenance period. Accordingly, at the time of shipment the amount billed is recorded as deferred revenue. Also, at the time of shipment to the customer, the related inventory is reclassified to deferred cost of revenue where it is amortized to cost of revenue over the same period as the related revenue.

Customer deposits, advances, deferred revenues, and deferred unit costs consist of the following:

	March 31, 2014	December, 31, 2013

Customer deposits and advances	$501,893	$443,436
Deferred Ekso unit revenues	3,928,224	3,462,980
Deferred service, leasing and software revenues	977,289	721,921
Customer advances and deferred revenues	5,407,406	4,628,337
Less current portion	(2,960,026)	(2,419,226)
Customer advances and deferred revenues, non-current	$2,447,380	$2,209,111

Deferred Ekso unit costs	$2,101,674	$1,571,897
Less current portion	(974,405)	(768,599)

Deferred cost of revenue, non-current	$1,127,269	$803,298

6. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013

Salaries, benefits and related expenses	$792,095	$657,628
Professional fees	502,044	421,966
Warranty expense	232,211	288,110
Taxes	39,448	62,283
Other	–	812
Total	$1,565,798	$1,430,799

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Debt Instruments

Senior Notes Payable and Warrants

On April 27, 2011, we entered into a senior note payable agreement with Venture Lending & Leasing VI, Inc. (the “Lender”). The initial loan commitment of $1,500,000 was funded in two tranches: $1,000,000 in April 2011 and $500,000 in October 2011. In May 2012, the Lender funded an additional $3,500,000 under an amendment to the 2011 agreement. The aggregate of $5,000,000 in funded loans is referred to as the “Senior Note Payable”.

The Senior Note Payable was interest-only for the first six months, after which it converted into a fully-amortizing 30-month term note. The Senior Note Payable was secured by substantially all of our assets, including accounts receivable, inventories, property and equipment, and intangible assets, including intellectual property.

Under the terms of the 2011 agreement and 2012 amendment thereto, the Lender received warrants to purchase shares of our preferred stock. Under the 2011 agreement, the Lender received warrants to purchase 128,570 shares of our Series A convertible preferred stock.

In connection with the 2012 amendment, the Lender received additional warrants to purchase shares of Series B convertible preferred stock.

On January 15, 2014, upon the closing of the Merger and the private placement financing discussed in Note 3, The Merger, Offering and Related Transactions, the Senior Notes Payable were settled with proceeds from the Transaction, and the warrants to purchase preferred stock issued to the Lender were exchanged for warrants to purchase common stock, which warrants remain outstanding.

As of March 31, 2014 and December 31, 2013, the outstanding principal of the loan amounted to $0 and $2,344,302 respectively, and the Company recorded interest expense of $421,793 and $631,098, respectively, for the periods then ended.

2013 Convertible Bridge Notes

In November 2013, in anticipation of the Merger and related financing completed in January and February 2014, we completed a private placement to accredited investors of $5,000,000 of its senior subordinated secured convertible notes (the “2013 Bridge Notes”). The 2013 Bridge Notes bore interest at 10% per annum and were payable on July 15, 2014, subject to earlier conversion as described below. Interest on the 2013 Bridge Notes was to be payable at maturity, provided that upon conversion of the 2013 Bridge Notes accrued interest was forgiven.

Similar to the accounting for the 2012 Bridge Notes, we determined that the 2013 Bridge Notes should be recorded at fair market value at inception and remeasured at each subsequent reporting period. The 2013 Bridge Notes were secured by a second priority security interest on all of our assets, subject to certain limited exceptions. This security interest terminated upon conversion of the 2013 Bridge Notes in connection with the Merger and related private placement financing.

On January 15, 2014, upon the closing of the Merger and the private placement financing discussed in Note 3, The Merger, Offering and Related Transactions, the outstanding principal amount and accrued interest of the 2013 Bridge Notes was converted into Units at a conversion price of $1.00 per Unit. Also, the investors received an additional warrant to purchase a number of shares of Company common stock equal to 50% of the number of shares of Company common stock contained in the Units into which the Bridge Notes were converted (i.e. 2,500,000 shares in the aggregate), at an exercise price of $1.00 per share, for a term of three years (the “Bridge Warrants”).

As of March 31, 2014 and December 31, 2013, the outstanding principal of the notes amounted to $0 and $5,062,417 including accrued interest of $62,417, respectively.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Other Notes Payable

We also financed certain leasehold improvements to our Richmond, California facility. As of March 31, 2014 and December 31, 2013, the outstanding principal on the loan was $134,626 and $144,041, respectively. Interest expense for each three month period then ending was approximately $2,466 and $2,629, respectively.

8. Capitalization and Equity Structure

Merger Agreement, Recapitalization and PPO

As discussed in Note 3. The Merger, Offering and Other Related Transactions, on January 15, 2014 (the “Closing Date”), Ekso Bionics, Inc., Ekso Acquisition Corp. and Ekso Bionics Holdings, Inc. entered into an Agreement and Plan of Merger and Reorganization, which closed on the same date. Pursuant to the terms of the Merger Agreement, Ekso Acquisition Corp. merged with and into Ekso Bionics, Inc. which was the surviving corporation and thus became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc.. The Merger, Offering and other Related Transactions are described more fully in our Form 8-K/A filed with the SEC on March 31, 2014.

Share Exchanges

At the closing of the Merger, all of the outstanding capital stock of Ekso Bionics, Inc. was exchanged for an aggregate of 42,615,556 shares of our common stock.

In addition, pursuant to the Merger Agreement warrants to purchase 407,772 shares of Ekso Bionics’ common stock issued and outstanding immediately prior to the closing of the Merger were converted into warrants to purchase 621,363 shares of the Company’s common stock and options to purchase 4,978,645 shares of Ekso Bionics’ common stock issued and outstanding immediately prior to the closing of the Merger were converted into options to purchase 7,586,459 shares of the Company’s common stock.

Upon the closing of the Merger and the PPO, $5,000,000 of outstanding of convertible bridge notes issued by Ekso Bionics in November 2013 (the “2013 Bridge Notes”) automatically converted into Units, each consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock (the “Units”) at a conversion price of $1.00 per Unit, and investors in the 2013 Bridge Notes received a warrant to purchase 2,500,000 shares of common stock at an exercise price of $1.00 per share for a term of three years (the “Bridge Warrants”). The Bridge Warrants have weighted average anti-dilution protection, subject to customary exceptions.

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company held a closing of the PPO in which it sold 20,580,000 Units (including Units issued upon conversion of the Bridge Notes as described above) of securities, at a purchase price of $1.00 per Unit, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock with an exercise price per share of $2.00 and a term of 5 years (the “PPO Warrants”). Between January 29, 2014 and February 6, 2014, the Company issued an additional 9,720,000 Units in subsequent closings of the PPO.

Investors in the Units have weighted average anti-dilution protection with respect to the shares of common stock included in the Units if within 24 months after the final closing of the PPO the Company shall issue additional shares of common stock or common stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2014 Plan (as defined below)) for consideration per share less than $1.00.

In connection with the conversion of the 2013 Bridge Notes and the PPO, the Placement Agent and its sub-agents were paid an aggregate commission of $3,030,000 and were issued warrants to purchase an aggregate of 500,000 shares of our common stock, with an exercise price per share of $1.00 and a term of five years (“Bridge Agent Warrants”) and warrants to purchase an aggregate of 2,500,000 shares of common stock with a term of five years and an exercise price of $1.00 per share (the “PPO Agent Warrants”). The Bridge Agent Warrants and PPO Agent Warrants have weighted average anti-dilution protection, subject to customary exceptions.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2014 Equity Incentive Plan

Before the Merger, the Board of Directors adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of incentive awards of up to 14,410,000 shares of common stock to officers, key employees, consultants and directors. In connection with the Merger, options to purchase an aggregate of 7,586,459 shares of our common stock were issued under the 2014 Plan.

On the closing of the Merger, the Board granted to officers and directors options to purchase an aggregate of 2,300,000 shares of common stock under the 2014 Plan.

Summary Capitalization Subsequent to Reverse Merger and PPO

The Company’s authorized capital stock consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At March 31, 2014, 78,480,019 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There is no cumulative voting for the election of directors. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of common stock is duly and validly issued, fully paid and non-assessable.

Preferred Stock

We may issue shares of preferred stock from time to time in one or more series, each of which will have such distinctive designation or title as shall be determined by our Board of Directors and will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Options on Common Stock

Options to purchase an aggregate of 10,748,459 shares of our common stock have been issued under the 2014 Plan, as follows:

•	Options to purchase 4,978,645 shares of Ekso Bionics, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger were converted into options to purchase 7,586,459 shares of our common stock, with a weighted average exercise price of $0.46 per share. Most of these option grants vest over a term of 48 months, beginning on the first anniversary of an employee’s employment, and have a term of ten years.

•	Options to purchase 450,000 shares of our common stock were granted to our directors. These option grants have an exercise price of $1.00 per share, will become exercisable over a term of 48 months, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter, and have a term of ten years.

•	Options to purchase 1,850,000 shares of our common stock were granted to our officers in connection with the Merger. These option grants have an exercise price of $1.00 per share, will become exercisable over a term of 48 months, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter, and have a term of ten years.

•	Options to purchase 862,000 shares of our common stock were granted to officers and employees subsequent to the Merger through March 31, 2014. These options have a weighted average exercise price of $5.99, will become exercisable over a term of 48 months, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter, and have a term of ten years.

Warrants

As of the date hereof:

•	The Bridge Warrants entitle their holders to purchase 2,725,000 shares of common stock, with a term of three years and an exercise price of $1.00 per share.

•	The Bridge Agent Warrants entitle their holders to purchase 500,000 shares of common stock, with a term of five years and an exercise price of $1.00 per share.

•	The PPO Warrants entitle their holders to purchase 30,300,000 shares of common stock, with a term of five years and an exercise price of $2.00 per share.

•	The PPO Agent Warrants entitle their holders to purchase 2,500,000 shares of common stock, with a term of five years and an exercise price of $1.00 per share.

•	Holders of warrants to purchase Ekso Bionics, Inc. common stock prior to the Merger hold warrants to purchase 621,363 shares of common stock, which expire on various dates from June 1, 2022 to August 30, 2023 and have an exercise price of $1.38 per share. These warrants may, at the option of the holders, be exercised on a “cashless exercise” basis, which means that in lieu of paying the aggregate exercise price for the shares being purchased upon exercise of the warrants for cash, the holder will forfeit a number of shares underlying the warrants with a “fair market value” equal to such aggregate exercise price. We will not receive additional proceeds to the extent these warrants are exercised on a “cashless exercise” basis.

•	Other warrants entitle their holders to purchase 225,000 shares of common stock, with a term of three years and an exercise price of $1.00 per share.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The outstanding warrants, other than those converted from warrants to purchase Ekso Bionics common stock, contain “weighted average” anti-dilution protection in the event that we issue common stock or securities convertible into or exercisable for shares of common stock at a price lower than the subject warrant’s exercise price, subject to certain customary exceptions, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, mergers, etc.

The fair value of the warrant liability was determined using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s term, expected strike price, risk-free interest rate estimated over the expected term, and the estimated volatility of our stock over the term of warrant. The expected strike price is estimated based on a weighted average probability analysis of the strike price changes expected during the term as a result of the anti-dilution clause in the agreement. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies.

9. Stock-based Compensation Plans and Awards

In January 2014, the Board of Directors adopted the 2014 Equity Incentive Plan. Options previously issued under the 2007 Equity Incentive Plan were converted into options to purchase shares of the Company’s common stock under the 2014 Equity Incentive Plan. Under the terms of the 2014 Equity Incentive Plan, the Board of Directors may award stock, options or similar rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any other security with the value derived from the value of the shares. Such awards include stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights.

The Board of Directors may grant stock options under the 2014 Equity Incentive Plan at a price of not less than 100% of the fair market value of our common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of our classes of stock are granted at an exercise price of not less than 110% of the fair market value of our common stock. The maximum term of these incentive stock options, granted to employees who own stock possessing more than 10% of the voting power of all classes of the our stock, may not exceed five years. The maximum term of an incentive stock option granted to any other participant may not exceed ten years. Subject to the limitations discussed above, the Board of Directors determines the term and exercise or purchase price of other awards granted under the 2014 Equity Incentive Plan. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Awards under the 2014 Equity Incentive Plan may vest upon the passage of time or upon the attainment of certain performance criteria established by the Board of Directors.

We may from time to time grant options to purchase common stock to non-employees for advisory and consulting services. Pursuant to ASC 505-50, Equity-Based Payments to Non-Employees, we periodically remeasure the fair value of these stock options using the Black-Scholes option pricing model and recognize expense ratably over the vesting period of each stock option award. Non-employee stock compensation is included in the Condensed Consolidated Statements of Operation in general and administrative, research and development or sales and marketing expenses, depending upon the nature of the non-employee services provided.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2014	2013

Dividend yield	—	—
Risk-free interest rate	1.74% - 2.68%	0.83%-1.13%
Expected term (in years)	5-10	5-10
Volatility	66%	65%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the unaudited Condensed Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2014	2013

Sales and marketing	$100,522	$24,686
Research and development	87,947	19,655
General and administrative	178,171	41,814
	$366,640	$86,155

10. Income Taxes

The effective tax rate for the three months ended March 31, 2013 was less than one percent based on the estimated tax loss for the fiscal year. There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2014 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

11. Commitments and Contingencies

Contingencies

In the normal course of business, we may be subject to various legal matters. As of March 31, 2014 we were not a party to any legal matters that could have a material affect on our consolidated financial position, results of operations or cash flows.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Material Contracts

We enter into various license, research collaboration and development agreements which provide for payments to us for government grants, fees, cost reimbursements typically with a markup, technology transfer and license fees, and royalty payments on sales. As of March 31, 2014 we were not a party to any agreements that were not in the normal course of our business.

In connection with the PPO, we entered into a Registration Rights Agreement, pursuant to which we have agreed that promptly, but no later than 90 calendar days from the final closing of the PPO, the Company will file a registration statement with the SEC (the “Registration Statement”) covering (a) the shares of common stock issued in the PPO (including those issued upon conversion of the Bridge Notes), (b) the shares of common stock issuable upon exercise of the Bridge Warrants, (c) the shares of common stock issuable upon exercise of the PPO Warrants, and (d) the shares of common stock underlying Bridge Agent Warrants and PPO Agent Warrants (the “Registrable Shares”). The Company is required to use its commercially reasonable efforts to ensure that such Registration Statement is declared effective within 180 calendar days of filing with the SEC. In the unanticipated event that the Company fails to file the registration statement or the registration statement is not declared effective by the applicable deadline, the Company will pay to each holder of Registrable Securities an amount equal to 1.0% of the PPO offering price per share for each full month after the deadline until the registration statement is filed or declared effective, as applicable, up to a maximum of 8% of the PPO offering price per share (the “Liquidated Damages”). The Company must keep the Registration Statement “evergreen” for one year from the date it is declared effective by the SEC or until Rule 144 is available to the holders of Registrable Shares who are not and have not been affiliates of the Company with respect to all of their registrable shares, whichever is earlier. During such time, the Company will be required to pay Liquidated Damages if the Registration Statement, after being filed and declared effective, ceases to be continuously effective for more than 30 calendar days.

12. Net Loss Per Share

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2014 and 2013 as the inclusion of all potential common shares outstanding would have had an anti-dilutive effect.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
Numerator
Net loss	$(81,765,359)	$(3,796,754)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	67,072,057	20,636,529
Net loss per share, basic and diluted	$(1.22)	$(0.18)

A total of 5,280,368 shares of common stock held by pre-merger shareholders of Ekso Bionics Holdings, Inc. as described in Note 3, The Merger, Offering and Related Transactions have been retroactively reflected as outstanding for the three months ended March 31, 2014 and 2013 for purposes of determining the basic and diluted net loss pershare in the accompanying Condensed Consolidated Statements of Operations.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Segment Disclosures

We have two reportable segments, Engineering Services and Medical Devices. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where we use our robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as the United States Special Operations Command, the Defense Advanced Research Projects Agency and the National Science Foundation. The Medical Devices segment designs, engineers, and manufactures exoskeletons for applications in the medical markets.

We evaluate performance and allocate resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the other manufactures and distributes a unique product. We do not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	Engineering	Medical
	Services	Devices	Total
Three months ended March 31, 2014
Revenue	$534,958	$526,753	$1,061,711
Cost of revenue	252,103	330,125	582,228
Gross profit	$282,855	$196,628	$479,483

Three months ended March 31, 2013
Revenue	$363,330	$332,919	$696,249
Cost of revenue	347,214	232,563	579,777
Gross profit	$16,116	$100,356	$116,472

Geographic information for revenue based on location of customer is as follows:

	For the three months ended March 31,
	2014	2013

North America	$889,785	$623,485
Europe, Middle East, Asia	171,926	72,764
	$1,061,711	$696,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Amendment No. 2 to our Current Report on Form 8-K/A dated January 15, 2014, and filed with the SEC on March 31, 2014 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. The following factors, among others, including those described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014, could cause our future results to differ materially from those expressed in the forward-looking information:

•	our ability to obtain funding necessary to fund operations and to develop or enhance our technology;
•	the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related insufficient cash flows and resulting illiquidity;
•	our ability to effectively market and sell our products and expand our business;
•	lack of product diversification
•	our ability to successfully obtain third party reimbursement for our products;
•	the scope, validity and enforceability of our and third party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	existing or increased competition;
•	stock volatility or illiquidity;
•	our failure to implement our business plan or strategies;
•	our ability to maintain adequate internal controls over financial reporting;
•	our ability to retain or attract key employees; and
•	overall economic and market conditions.

Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements and information included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

 Overview

We have pioneered the field of human robotic exoskeletons to augment human strength, endurance and mobility. The Company designs, develops and sells wearable robots, or “human exoskeletons,” that have applications in medical, military, industrial, and consumer markets. Our exoskeletons systems are strapped over the user’s clothing, enabling individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to walk again; permitting soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries; and allowing industrial workers to perform heavy duty work for extended periods.

Since we sold our first medical devices in 2012, the Ekso GTTM, or “Ekso device” has been placed in use at six of the top 10 rehabilitation centers in the United States ranked by U.S. News and World Report as among the best for addressing challenging cases and procedures in surveys conducted with medical rehabilitation specialists in 2011, 2012 and 2013. As of March 31, 2014, we have sold over 60 devices to rehabilitation centers and individual users for rehabilitation.

Our products have been listed with the U.S. Food and Drug Administration (“FDA”) and have received a CE Mark (indicating compliance with European Union legislation). We have established an extensive intellectual property portfolio that includes seven patents that have been granted, 20 patent applications that are currently pending (which means a complete patent application has been filed with the applicable patent authority and additional action is pending), and three provisional patents (which means that we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application). All but three of the patents are either solely owned by or exclusively licensed to us. Many of these have also been filed internationally as appropriate for their respective subject matter and have begun to issue. Our patent portfolio includes product and method type claims, since the devices that we produce and the processes performed by those devices are patentable. Our patents encompass technologies relevant to our devices, including medical exsoskeletons, commercial exsoskeletons, actuators, and strength-enhancing exsoskeletons. The earliest priority date reaches back to 2003, and new applications continue to be filed.

The Company also has a collaborative partnership with Lockheed Martin Corporation to develop products for military applications.

Ekso Labs is our engineering services division and is primarily focused on technology development and future applications. In essence it is an exoskeleton laboratory that continually integrates emerging technologies into new product applications and expands on it for our partners. Ekso Labs is responsible for developing intellectual property through research grants from government organizations including United States Special Operations Command, the Defense Advanced Research Projects Agency and the National Science Foundation.

Medical Device Revenue and Cost of Revenue

We recognize revenue and cost of revenue on the sale our medical devices, software and service agreements on a straight-line basis over the longer of the expected service agreement term or three years. All costs incurred subsequent to the date of shipment are expensed as incurred. The cost of medical device revenue includes expenses associated with the manufacture and delivery of devices including materials, payroll, benefits, subcontractor expenses, depreciation of manufacturing equipment, excess and obsolete inventory costs, and shipping charges.

Engineering Services Revenue and Cost of Revenue

We enter into technology license agreements that typically provide for annual minimum access fees. When these annual minimum payments have separate stand-alone values, we recognize revenue when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of continuing research and/or other development efforts.

Collaborative arrangements typically consist of cost reimbursements for specific engineering and development spending, and future product royalty payments. Cost reimbursements for engineering and development spending are recognized as the related project labor hours are incurred in relation to all labor hours and when collectability is reasonably assured. Amounts received in advance are recorded as deferred revenue until the technology is transferred, services are rendered, or milestones are reached. Product royalty payments are recorded when earned under the arrangement.

Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grant awards. Grant revenue is recognized as the associated project labor hours are incurred in relation to total labor hours. There are some grants, like the National Science Foundation grants, which we draw upon and spend based on budgets preapproved by the grantor.

The cost of engineering services revenue includes payroll and benefits, subcontractor expenses and materials. All costs related to engineering services are expensed as incurred and reported as cost of revenue.

Strategy

Our Company is about augmenting and enabling human strength and endurance with machines. The intellectual property to do this in different vertical markets is created in our Ekso Labs group. The first technology developed by this group was the Human Universal Load Carrier or “HULC” military technology. The commercialization of that technology has been started by entering into a licensing arrangement with Lockheed Martin. The second technology developed by this group was the Ekso GT medical technology. This technology’s commercialization has been started by building an internal medical device business. It is our belief that the next step in the creation of a human exoskeleton industry is to drive adoption in the medical business. Once that path has been clearly developed, other vertical markets, such as industrial and consumer applications, can be commercialized.

Our long-term goal in the medical market is to have one million persons stand and walk in Ekso TM exoskeletons by February 2022. We plan to achieve this goal by focusing on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States, Europe and Asia. There are approximately 5,700 registered hospitals in the U.S., providing services to the 12,000 to 14,000 spinal cord injury (“SCI”) incidences and approximately 650,000 persons who survive a stroke per year with approximately 7,000,000 persons who have survived a stroke. In Europe there are approximately 12,000 public and private hospitals, of which an estimated 4,600 are classified as acute care facilities.

We began working toward our goal with the February 2012 sale of the first Ekso device, a human exoskeleton for people with complete SCIs. We have expanded that work with the launch of our Variable Assist software and the announcement of our newest hardware platform, Ekso GT. The Variable Assist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. The Ekso GT builds on the experience of the Ekso device and incorporates the Variable Assist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and other neurological disorders.

In addition to furthering the field of exoskeletons that can lead to the commercialization of exoskeletons outside our current medical applications, Ekso Bionics’ development work furthers technology that is also potentially applicable for use in future models of the Ekso, including potentially a unit for home use.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Other than as noted below regarding accounting for convertible debt instruments and warrant liability, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.

Accounting for Common Stock Warrants

We account for the common stock warrants issued in connection with our merger, See Note 3, The Merger, Offering and Other Related Matters, in accordance with the guidance in Accounting Standards Codification ASC 815-40 whereby under that provision the warrants do not meet the criteria for equity treatment and are recorded as a liability. The warrants have an anti-dilution clause that allows for a decrease in the exercise price of the warrants if the Company issues additional shares of common stock without consideration or for consideration per share less than the common stock warrant’s exercise price. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of the merger and will re-measure the warrants at each balance sheet date until they are exercised or they expire. Any change in the fair value is recognized in our consolidated statement of operations.

The fair value of the warrant liability was determined using the Binomial Lattice pricing model. This model is dependent upon several variables such as the instrument’s term, expected strike price, current stock price, risk-free interest rate estimated over the expected term, and the estimated volatility of our stock over the term of warrant. The expected strike price is estimated based on a weighted average probability analysis of the strike price changes expected during the term as a result of the anti-dilution clause in the agreement. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies.

Accounting for Convertible Debt Instruments

Accounting for convertible debt instruments was not deemed a critical accounting policy as of March 31, 2014 as our convertible debt obligations were discharged in full following the January 15, 2014 Merger. See Note 3, The Merger, Offering and Other Related Transactions.

Results of Operations

The following table presents our results of operation for the periods indicated and as a percentage of total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three months ended March 31,
	2014($)	2014(%)(1)	2013($)	2013(%)(1)

Revenue:
Medical devices	$526,753	50%	$332,919	48%
Engineering services	534,958	50	363,330	52
Total revenue	1,061,711	100	696,249	100

Cost of revenue:
Cost of medical devices	330,125	31	232,563	33
Cost of engineering services	252,103	24	347,214	50
Total cost of revenue	582,228	55	579,777	83

Gross profit	479,483	45	116,472	17

Operating expenses:
Sales and marketing	1,531,382	144	1,216,043	175
Research and development	768,542	72	921,706	132
General and administrative	2,071,443	195	1,133,454	163
Total operating expenses	4,371,367	412	3,271,203	470

Loss from operations	$(3,891,884)	(367)%	$(3,154,731)	(453)%

Other income (expense):
Interest expense	(426,603)	(40)	(639,113)	(92)
Loss on warrant liability	(77,436,700)	(7,294)	—	—
Interest income	1,400	—	1,264	—

Other expense, net	(11,572)	(1)	(4,174)	(1)
Total other expense, net	(77,873,475)	(7,335)	(642,023)	(93)

Net loss	$(81,765,359)	(7,701)%	$(3,796,754)	(545)%

(1)	Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

	Three Months Ended March 31,
	2014	2013	$ Change
Medical devices	$526,753	$332,919	$193,834
Engineering services	534,958	363,330	171,628
Total revenue	$1,061,711	$696,249	$365,462

Medical device revenue increased $0.2 million or approximately 58%, due to an increase in recognized revenue as the number of medical device sales being amortized to revenue nearly doubled compared to the same period in the prior year. Engineering services revenue increased $0.2 million or approximately 47% primarily due to an increase of $0.5 million in revenue related to a federal agency contract partially offset by $0.3 million in decreased revenue resulting from the completion of projects with other government agencies.

Costs and Expenses

Cost of Revenue

	Three Months Ended March 31,
	2014	2013	$ Change
Medical devices	$330,125	$232,563	$97,562
Engineering services	252,103	347,214	(95,111)
Total cost of revenue	$582,228	$579,777	$2,451

Medical device cost of revenue increased $0.1 million, or approximately 42%, due to an increase in recognized cost of revenue related the increase in medical device costs being amortized to revenue as noted above. Engineering services cost of revenue decreased $0.1 million or approximately 27% primarily due to lower costs related to the completion of projects with other government agencies noted above, partially offset by an increase in costs related to the current federal agency contract.

Sales and Marketing

	Three Months Ended March 31,
	2014	2013	$ Change
Sales and marketing	$1,531,382	$1,216,043	$315,339

Sales and marketing expenses increased $0.3 million or approximately 26% primarily due to higher employee-related costs due to increased headcount and higher costs for compensation, travel and recruiting.

Research and Development

	Three Months Ended March 31,
	2014	2013	$ Change
Research and development	$768,542	$921,706	$(153,164)

Research and development expenses decreased $0.2 million or approximately 17% primarily due to lower employee-related costs driven by the reduction in force in the third quarter of 2013 and a reallocation of some employee effort from research and development to engineering services.

General and Administrative

	Three Months Ended March 31,
	2014	2013	$ Change
General and administrative	$2,071,443	$1,133,454	$937,989

 General and administrative expenses increased $0.9 million or approximately 83% primarily due to an increase of approximately $0.4 million in employee-related expenses driven primarily by higher headcount and higher compensation costs related to employee bonus compensation paid in January 2014 subsequent to the Merger. General and administrative expenses were also higher in the three months ended March 31, 2014 due to approximately $0.5 million in professional services fees primarily related to the merger.

Other Income (Expense)

	Three Months Ended March 31,
	2014	2013	$ Change
Interest income	$1,400	$1,264	$136
Interest expense	(426,603)	(639,113)	212,510
Loss on warrant liability	(77,436,700)	—	(77,436,700)
Other expense, net	(11,572)	(4,174)	(7,398)
Total other expense, net	$(77,873,475)	$(642,023)	$(77,231,452)

Total other expense, net increased by $77.2 million or approximately 12,029% in the first quarter of 2014 as compared to the same period of 2013, primarily due to a $77.4 million non-cash loss related to the change in fair value of the warrant liability related to warrants issued in the private placement financing. The warrant liability recorded at fair value will fluctuate with changes in the price of our common stock resulting in a non-cash gain or loss during each financial reporting period. This increase in total other expense, net was partially offset by lower interest expense related to the payment of our debt obligations as part of the private placement offering in January 2014.

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and convertible and promissory notes, as well as from government research grant awards and strategic collaboration payments. As of March 31, 2014, we had discharged all but $0.2 million of our debt obligations.

Cash and Working Capital

 Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of March 31, 2014, we had working capital of $13.2 million, an accumulated deficit of $119.8 million and stockholders’ deficit of $74.5 million. We have incurred net losses of $81.8 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Since the Company’s inception, we have satisfied our operating cash requirements from proceeds associated with non-recurring engineering and development projects and from grants. More recently, beginning in December 2010, we financed our operations primarily through private placements of preferred stock and convertible debt sold principally to outside investors.

We sold approximately $8.0 million of preferred stock to outside investors between December 2010 and June 2011, and approximately $9.0 million of preferred stock to outside investors between December 2011 and March 2012. Between May 2013 and August 2013, we sold approximately $10.8 million of preferred stock with warrants to purchase common stock. In November 2013, we secured $5.0 million through the issuance of convertible bridge notes, which were subsequently converted into common stock and common stock warrants in our January 2014 PPO when we raised an additional $25.3 million (excluding the conversion of the November 2013 convertible bridge notes) from January 15 through February 6, 2014. We believe that the Merger will provide additional opportunities to issue securities and raise capital in the future.

Immediately after the closing of the Merger and private placement discussed above on January 15, 2014, we had approximately $11.0 million in cash, after payment of transaction-related expenses of approximately $2.3 million and the repayment in full of our $2.5 million senior note payable from the proceeds of the offering. We subsequently closed two additional private placement financings resulting in total gross proceeds of $9.8 million, not including deductions for placement agent fees of approximately $1.0 million. During the next four quarters, we expect to spend approximately $8.0 million on sales and marketing expenses (including regulatory, clinical and related expenses) in support of our efforts to increase our product sales to rehabilitation hospital customers. We also expect to use approximately $9.5 million to pay general and administrative expenses to support our ongoing research and development efforts.

We believe our cash resources as of March 31, 2014 are sufficient to implement our current business plan, support operations, fund research and development and meet current obligations through the middle of 2015. We plan to raise additional capital to finance our operations beyond the middle of 2015. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including general and administrative, sales and marketing and research and development, or otherwise curtail operations.

Cash and Cash Equivalents

 The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	Three Months Ended
	March 31,
	2014	2013
Cash, beginning of period	$805,306	$1,738,662
Net cash used in operating activities	(5,562,822)	(2,362,506)
Net cash used in investing activities	(144,655)	(37,412)
Net cash provided by financing activities	19,478,549	1,116,592
Cash, end of period	$14,576,378	$455,336

Net Cash Used in Operating Activities

For the three months ended March 31, 2014, net cash used in operating activities was $5.6 million. This consisted primarily of our net loss of $81.8 million and was partially offset by non-cash charges totaling $78.1 million which primarily related to the loss on warrant liability of $77.4 million, $0.4 million in stock-based compensation expense, $0.2 million in amortization of debt discounts and accrued interest and $0.2 million in depreciation and amortization expense. Net cash used in operating activities was also increased by the net changes in operating assets and liabilities of $1.9 million. The increase can be attributed primarily to a $1.2 million increase in accounts receivable, a $0.5 million increase in deferred cost of revenue and a $0.5 million increase in inventories, partially offset by a $0.8 million increase in customer advances and deferred revenue related to an increase in the number of medical devices shipped in 2014 compared to 2013.

For the three months ended March 31, 2013, net cash used in operating activities was $2.4 million. This consisted primarily of our net loss of $3.8 million offset by non-cash charges totaling $0.7 million which primarily related to a $0.4 million adjustment to record our convertible note at fair value and $0.1 million in amortization of debt discounts and accrued interest. Our net loss was also offset by an increase in the changes to our operating assets and liabilities of $0.8 million. This increase was due primarily to a $0.9 million increase in customer advances and deferred revenue related to an increase in the number of medical devices shipped in 2013 compared to 2012, and partially offset by an increase in deferred cost of revenue of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million and $37,412 during the three months ended March 31, 2014 and 2013, respectively. In 2014, net cash used in investing related primarily to equipment purchases and was partially offset by the proceeds from a note receivable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19.5 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash for 2014 was primarily due to the proceeds from the issuance of common stock of approximately $22.0 million, partially offset by payments of $2.5 million for notes payable. The increase in cash for 2013 was primarily related to proceeds from the issuance of convertible debt.

Off-Balance Sheet Arrangements

As of March 31, 2014 and 2013, we did not have any off-balance sheet arrangements.

Business Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors including the amounts and timing of the delivery of our engineering services and the timing of production and delivery of our medical devices and clinical training on those devices. We expect our operating results to continue to fluctuate in future quarters.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business, including inflation risks.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As previously reported, as of December 31, 2013, our management at the time concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Specifically, our then-management determined that there were control deficiencies that constituted material weaknesses, including our lack of an independent audit committee, including a financial expert member, and lack of appropriate cash controls and information technology controls. While our new management as a result of the Merger believes that our control environment is substantially improved, our independent public accountants, in conducting an audit of Ekso Bionics, Inc.’s financial statements as of December 31, 2013, identified several control deficiencies that they believed constituted a material weakness, in the aggregate. Since the Merger, our new management has continued to implement additional and improved disclosure controls and procedures, however, the Company has not finished implementing the disclosure controls and procedures necessary to make our disclosure controls and procedures effective, and consequently, as of March 31, 2014, our management concluded that our disclosure controls and procedures are not yet effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, we identified deficiencies in the design and operating effectiveness of controls primarily associated with our lack of an independent Audit Committee, including a financial expert members, and lack of appropriate cash controls and information technology controls. We concluded that the aggregation of these deficiencies is a material weakness.

We discussed these matters with our independent registered public accounting firm and our Audit Committee. Further, with the oversight of management and our Audit Committee, we have implemented, and are continuing to monitor the effectiveness of, additional controls to address these deficiencies. In the first quarter of 2014, we implemented additional controls related to establishing an independent Audit Committee, including a financial expert member. We also hired an Assistant Controller to assist with our accounting and SEC reporting, who joined the Company in the first quarter of 2014. Our remediation activities are not complete and we continue to strengthen the operation of our controls, and we may need to effectively implement these controls for one or more quarters before we can conclude that the material weakness has been corrected.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

On May 13, 2014, the Company entered into a Director Indemnification Agreement with each member of the Company’s Board of Directors and an Executive Officer Indemnification Agreement with each of its executive officers. The indemnification agreements require the Company, among other things, to indemnify the director or executive officer against specified expenses and liabilities reasonably incurred or suffered by the individual in connection with any action, suit or proceeding by reason of the fact that the individual was a director or executive officer of the Company, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company.

 The foregoing description of the of indemnification agreements entered into between the Company and each of its directors and executive officers is qualified in its entirety by reference to the full text of the forms of Director Indemnification Agreement and Executive Officer Indemnification Agreement are filed as Exhibits 10.20 and 10.21, respectively, and incorporated by reference herein.”

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended March 31, 2014 we were not a party to legal proceedings that could have a material affect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014 for the fiscal year ended December 31, 2013 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 15, 2014, by and among the Registrant, Acquisition Sub and Ekso Bionics, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on May 8, 2012)

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.3	Certificate of Merger of Ekso Bionics, Inc., with and into Acquisition Sub, filed January 15, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.4	Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.1	Indemnification Shares Escrow Agreement, dated as of January 15, 2014, by and among the Registrant, Nathan Harding and Gottbetter & Partners, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2	Split-Off Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.3	General Release Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5	Form of Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6	Form of Bridge Warrant and Warrant issued to Ekso Bionics Inc.’s prior lender for Common Stock of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.7	Form of Bridge Agent Warrant for Common Stock of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.8	Form of PPO Warrant for Common Stock of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.9	Form of PPO Agent Warrant for Common Stock of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.10	Form of Registration Rights Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11	First Amendment to Placement Agency Agreement, dated January 23, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 31, 2014)

10.12†	The Registrant’s 2014 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.13	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.14 †	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.15 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Nathan Harding (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.16†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Max Scheder-Bieschin (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.17 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Russ Angold (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.18 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Frank Moreman (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.19	Director Nomination Agreement dated as of January 15, 2013, among the Registrant, Ekso Bionics and CNI Commercial LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.20*†	Form of Non-Employee Director Indemnification Agreement

10.21*†	Form of Executive Officer Indemnification Agreement

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of the Chief Executive Officer

32.2*	Section 1350 Certification of the Chief Financial Officer

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”):

•     unaudited condensed consolidated balance sheets;

•     unaudited condensed consolidated statements of operations and comprehensive loss;

•     unaudited condensed consolidated statements of cash flows;

•     unaudited condensed consolidated statements of changes in shareholders’ equity; and

•     notes to unaudited condensed consolidated financial statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: May 13, 2014	By:	/s/ Nathan Harding
Nathan Harding
Chief Executive Officer
Date: May 13, 2014	By:	/s/ Max Scheder-Bieschin
Max Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

