Form 10-Q
period 2014-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2014-08-08
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of registrant’s common stock outstanding as of August 1, 2014 was: 78,497,558

Ekso Bionics Holdings, Inc.

FORM 10-Q Quarterly Report

Table of Contents

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	4

	Condensed Consolidated Statements of Stockholder’s Deficit for the Three and Six Months Ended June 30, 2014 and Twelve Months Ended December 31, 2013 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	36

	Signatures	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
		(See Note 1)
Assets
Current assets:
Cash	$10,965,161	$805,306
Accounts receivable, net	1,493,803	549,469
Inventories, net	1,277,033	725,096
Note receivable from stockholder	—	103,735
Prepaid expenses and other current assets	401,164	250,998
Deferred cost of revenue, current	1,169,000	768,599
Total current assets	15,306,161	3,203,203
Property and equipment, net	1,839,965	1,575,286
Deferred cost of revenue, non-current	1,397,198	803,298
Other assets	54,390	1,002,150
Total assets	$18,597,714	$6,583,937

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Notes payable, current	$40,038	$1,638,505
Convertible debt	—	5,062,417
Accounts payable	1,226,714	1,498,680
Accrued liabilities	1,264,754	1,430,799
Customer deposits, advances and deferred revenues, current	3,570,689	2,419,226
Liability due to early stock option exercise	2,647	5,293
Total current liabilities	6,104.842	12,054,920
Customer deposits, advances and deferred revenues, non-current	2,803,355	2,209,111
Notes payable, non-current	99,956	866,950
Warrant liability	27,592,550	377,747
Deferred rent	105,605	123,709
Total liabilities	36,706,308	15,632,437
Commitments and contingencies (Note 12)
Convertible preferred stock issuable in series, $0.001 par value; 10,000,000 and 33,523,600 shares authorized at June 30, 2014 (unaudited) and December 31, 2013 respectively; none and 25,923,873 shares issued and outstanding at June 30, 2014 (unaudited) and December 31, 2013 respectively; liquidation preference of $2.85 - $4.11 per share at December 31, 2013	—	27,324,208
Stockholders' deficit:
Common stock, $0.001 par value; 500,000,000 and 60,952,000 shares authorized at June 30, 2014 (unaudited) and December 31, 2013, respectively; 78,497,558 and 21,114,783, shares issued and outstanding at June 30, 2014 (unaudited) and December 31, 2013, respectively	78,500	21,114
Additional paid-in capital	45,482,902	1,637,797
Accumulated deficit	(63,669,996)	(38,031,619)
Total stockholders' deficit	(18,108,594)	(36,372,708)
Total liabilities, convertible preferred stock and stockholders' deficit	$18,597,714	$6,583,937

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Medical devices	$690,540	$389,394	$1,217,293	$722,313
Engineering services	506,513	594,598	1,041,471	957,928
Total revenue	1,197,053	983,992	2,258,764	1,680,241
Cost of revenue
Cost of medical devices	501,425	296,869	831,550	529,432
Cost of engineering services	650,043	384,119	902,146	731,333
Total cost of revenue	1,151,468	680,988	1,733,696	1,260,765
Operating expenses
Sales and marketing	1,849,006	1,255,475	3,380,388	2,471,518
Research and development	698,884	789,966	1,467,426	1,711,672
General and administrative	1,808,613	968,663	3,880,056	2,102,117
Total operating expenses	4,356,503	3,014,104	8,727,870	6,285,307
Loss from operations	(4,310,918)	(2,711,100)	(8,202,802)	(5,865,831)
Other income (expense)
Interest expense	(3,777)	(673,731)	(430,380)	(1,312,844)
Gain (loss) on warrant liability	60,457,700	—	(16,979,000)	—
Interest income	1,476	1,555	2,876	2,819
Other expense, net	(17,499)	(16,680)	(29,071)	(20,854)
Total other income (expense), net	60,437,900	(688,856)	(17,435,575)	(1,330,879)
Net income (loss)	$56,126,982	$(3,399,956)	$(25,638,377)	$(7,196,710)
Basic net income (loss) per share	$0.72	$(0.16)	$(0.35)	$(0.34)
Weighted-average shares used in computing basic per share amounts	78,488,087	21,080,414	72,688,073	20,861,127

Diluted net income (loss) per share	$(0.05)	$(0.16)	$(0.35)	$(0.34)
Weighted-average shares used in computing diluted per share amounts	94,772,411	21,080,414	72,688,073	20,861,127

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	15,799,291	$16,675,983	15,065,931	$9,920	$1,047,936	($26,144,245)	($25,086,389)
Issuance of Series B convertible preferred stock at $2.10 per share issued in exchange for cash	4,083,225	4,294,259	-	-	-	-	-
Issuance of Series B convertible preferred stock upon conversion of convertible debt and accrued interest	6,041,356	6,490,071	-	-	-	-	-
Common stock warrants issued in connection with issuance of Series B convertible preferred stock	-	275	-	-	-	-	-
Common stock warrants issued in connection with issuance of Series B convertible preferred stock	-	(136,380)	-	-	136,380	-	136,380
Issuance of common stock upon exercise of options	-	-	771,341	94	65,499	-	65,593
Common stock repurchased	-	-	(2,857)	(2)	(187)	-	(189)
Vesting of early exercised options	-	-	-	13	3,961	-	3,974
Compensation expense for options issued a non-employee	-	-	-	-	4,679	-	4,679
Stock-based compensation expense	-	-	-	-	390,618	-	390,618
Effect of merger and recapitalization of share amounts	-	-	-	5,809	(5,809)	-	-
Issuance of shares to stockholders of Ekso Bionics Holdings Inc.	-	-	5,280,368	5,280	(5,280)	-	-
Net loss	-	-	-	-	-	(11,887,374)	(11,887,374)

Balance at December 31, 2013 (See Note 1)	25,923,872	$27,324,208	21,114,783	21,114	1,637,797	(38,031,619)	(36,372,708)
Issuance of common stock upon exercise of options	-	-	90,057	90	1,820	-	1,910
Fair value of warrant liability transferred to equity upon net exercise	767,212	-	-	-	281,987	-	281,987
Conversion of preferred stock	(26,691,084)	(27,324,208)	26,691,084	26,691	27,297,517	-	27,324,208

Balance at January 15, 2014 before Merger and PPO	-	-	47,895,924	47,895	29,219,121	(38,031,619)	(8,764,603)
PPO shares issued for cash	-	-	25,300,000	25,300	25,274,700	-	25,300,000
PPO shares issued upon conversion of 2013 Bridge Notes	-	-	5,000,000	5,000	5,077,578	-	5,082,578
Shares issued to consultant in PPO	-	-	250,000	250	(250)	-	-
Fair value of warrant obligation transferred to equity	-	-	-	-	95,760	-	95,760
Offering costs	-	-	-	-	(4,250,744)	-	(4,250,744)
Issuance of common stock warrants at fair value	-	-	-	-	(10,613,550)	-	(10,613,550)
Balance at January 15, 2014 after Merger and PPO	-	-	78,445,924	78,445	44,802,615	(38,031,619)	6,849,441
Stock option exercises	-	-	51,634	55	22,181	-	22,236
Offering costs	-	-	-		(34,962)	-	(34,962)
Stock-based compensation expense	-	-	-	-	693,068	-	693,068
Net loss	-	-	-	-	-	(25,638,377)	(25,638,377)
Balance at June 30 , 2014 (unaudited)	-	$-	78,497,558	$78,500	$45,482,902	$(63,669,996)	$(18,108,594)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013

Operating activities:
Net loss	$(25,638,377)	$(7,196,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,353	226,964
Loss on sale of property and equipment	—	223
Inventory allowance expense	21,420	—
Amortization of deferred rent	(18,104)	(18,104)
Amortization of debt discounts	198,306	265,524
Adjustment to record convertible notes at fair value	—	799,195
Stock-based compensation expense	693,068	170,521
Loss on increase in fair value of warrant liability	16,979,000	—
Changes in operating assets and liabilities:
Accounts receivable	(944,334)	(128,811)
Inventories	(573,357)	22,692
Prepaid expense and other assets	(150,064)	(136,497)
Deferred costs of revenue	(917,469)	(480,940)
Accounts payable	(271,966)	(219,709)
Accrued liabilities	(166,045)	46,752
Customer advances and deferred revenues	1,745,707	1,035,039
Net cash used in operating activities	(8,708,862)	(5,613,861)

Investing activities:
Note receivable from stockholder	103,735	—
Acquisition of property and equipment	(674,864)	(97,144)
Net cash used in investing activities	(571,129)	(97,144)

Financing activities:
Principal payments on notes payable	(2,543,606)	(897,684)
Proceeds from Convertible Bridge Notes	—	2,000,000
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	2,968,117
Proceeds from issuance of common stock, net of repurchases and issuance costs	21,983,452	56,313
Net cash provided by financing activities	19,439,846	4,126,746

Net increase (decrease) in cash	10,159,855	(1,584,259)
Cash at beginning of the period	805,306	1,738,662

Cash at end of the period	$10,965,161	$154,403
Supplemental disclosure of cash flow activities:
Cash paid for interest	$133,685	$257,020
Cash paid for taxes	$1,823	$11,931

Supplemental disclosure of non-cash activities:
Conversion of convertible preferred stock to common stock	$27,324,208	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Throughout this Quarterly Report on Form 10-Q (this “Report”), the words “we,” “us,” “our,” or “the Company” refer to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries, Ekso Bionics, Inc. and Ekso Bionics Ltd. unless stated otherwise.

1. Organization

Description of Business and Liquidity

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. (formerly known as PN Med Group Inc.), Ekso Acquisition Corp, merged with and into Ekso Bionics, Inc. (the Merger). Ekso Bionics, Inc. was the surviving corporation and became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. As a result of this transaction, Ekso Bionics Holdings, Inc. discontinued its pre-merger operations, acquired the business of Ekso Bionics, Inc. and will continue the operations of Ekso Bionics, Inc. as a publicly traded company. See Note 3, The Merger, Offering and Other Related Matters. Ekso Bionics, Inc. was incorporated in January 2005 in the State of Delaware.

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

Liquidity

Largely as a result of significant research and development activities related to the creation of our advanced technology, we have incurred significant operating losses and negative cash flows from operations. As of June 30, 2014, we had an accumulated deficit of $63.7 million and a stockholders’ deficit of $18.1 million.

We believe that our cash resources as of June 30, 2014 are sufficient to implement our business plan, support operations, fund research and development and meet our obligations through at least the middle of 2015. We plan to raise additional capital to finance our operations beyond the middle of 2015. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may have to reduce our discretionary overhead costs substantially, including general and administrative, sales and marketing, and research and development or otherwise curtail operations.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at June 30, 2014, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements included the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

We extend credit to customers in the normal course of business and perform ongoing credit evaluations of our customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. We do not require collateral from our customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, we had two customers with accounts receivable balances totaling 10% or more of our total accounts receivable (32% and 10%), compared with two customers as of December 31, 2013 (28% and 19%).

In the three months ended June 30, 2014, we had two customers with sales balances of 10% or more of our total customer sales (15% and 12%), compared with four customers in the three months ended June 30, 2013 (25%, 19%, 18% and 10%). In the six months ended June 30, 2014 and 2013, we had one customer in each period with a sales balance of 17% of our total customer sales.

 Common Stock Warrants

We account for the common stock warrants issued in connection with our merger, (see Note 3, The Merger, Offering and Other Related Matters,) in accordance with the guidance in Accounting Standards Codification (“ASC”) 815-40. Under ASC 815-40 the warrants do not meet the criteria for equity treatment and are recorded as a liability. The warrants have an anti-dilution clause that allows for a decrease in the exercise price of the warrants if the Company issues additional shares of common stock without consideration or for consideration per share less than the common stock warrant’s exercise price. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of the merger and will re-measure the warrants at each balance sheet date until they are exercised or they expire. Any change in the fair value is recognized in our consolidated statement of operations.

The fair value of the warrant liability was determined using the binomial lattice pricing model. This model is dependent upon several variables such as the instrument’s term, expected strike price, current stock price, risk-free interest rate estimated over the expected term, and the estimated volatility of our stock over the term of the warrant. The expected strike price is estimated based on a weighted average probability analysis of the strike price changes expected during the term as a result of the anti-dilution clause in the agreement. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers that creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. Management is still in the process of assessing the impact of ASU 2014-09 on the Company’s consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. The Merger, Offering and Other Related Transactions

As used in these notes to the financial statements, the term “the Company” refers to the combination of Ekso Bionics, Inc. and Ekso Bionics Holdings, Inc. formally known as PN Med Group, Inc., after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger.

Holdings was incorporated in the State of Nevada on January 30, 2012, as a distributor of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. At the time of the Merger, Holdings was a “shell company” as defined in Rule 12b-2 of the Exchange Act. Holdings’ fiscal year end was previously March 31 but has been changed to December 31 in connection with the Merger.

On January 15, 2014, Holdings and a newly formed wholly-owned subsidiary of Holdings, Ekso Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ekso Bionics. Under the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, with Ekso Bionics remaining as the surviving corporation and with the stockholders of Ekso Bionics exchanging all of their common stock, preferred stock and warrants to purchase preferred stock issued and outstanding immediately prior to the closing of the Merger into an aggregate of 42,615,556 shares of Holdings’ common stock and warrants to purchase 621,363 shares of common stock. In addition, options to purchase 4,978,645 shares of common stock of Ekso Bionics were converted into options to purchase 7,586,459 shares of common stock of Holdings. These shares are in addition to 5,280,368 outstanding shares of Holdings common stock held by certain pre-Merger stockholders of Holdings, consisting of 4,500,600 shares held by such stockholders prior to the Merger and an additional 779,768 shares issued to such stockholders pursuant to a provision in the Merger Agreement requiring us to issue a number of shares such that the aggregate ownership of the pre-Merger stockholders (not including any shares of common stock purchased by them in the PPO, as defined below) remained approximately 6.8% of the outstanding common stock of the Company following the Merger.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, Holdings transferred all of its pre-Merger operating assets and liabilities to a newly formed wholly-owned special-purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to two individuals who were the pre-Merger majority stockholders of Holdings and Holdings’ former officers and sole director (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of all shares of Holdings’ common stock held by such individual (which were cancelled and resumed the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities.

Accounting for Reverse Merger

Ekso Bionics, as the accounting acquirer, recorded the merger as the issuance of stock for the net monetary assets of Holdings accompanied by a recapitalization. This accounting was identical to that resulting from a reverse merger, except that no goodwill or intangible assets was recorded. The historical financial statements of Holdings before the Merger have been replaced with the historical financial statements of Ekso Bionics before the Merger in this and all future filings with the SEC. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Retroactive Conversion of all Share and Per Share amounts

In accordance with reverse merger accounting guidance, amounts for Ekso Bionics’ historical (pre-merger) common stock, preferred stock and warrants and options to purchase common stock including share and per share amounts have been retroactively adjusted using their respective exchange ratios in these financial statements, unless otherwise disclosed. The conversion ratios were 1.5238, 1.6290, 1.9548 and 1.9548 for shares of common stock, Series A preferred stock, Series A-2 preferred stock and Series B preferred stock, respectively.

Private Placement Offering and Repayment of 2013 Bridge Note

As more fully discussed in Note 8, Capitalization and Equity Structure, during January and February, 2014, in connection with the Merger, the Company completed multiple closings of a private placement offering (the “PPO”) of 30,300,000 Units (as described below) at a purchase price of $1.00 per Unit, consisting of the sale of 25,300,000 Units for a total of $25,300,000 in net cash proceeds, and the conversion of senior secured convertible notes issued by Ekso Bionics in November 2013 into 5,000,000 Units and additional warrants to purchase 2,500,000 shares of common stock. The Units consist of one share of common stock and a warrant to purchase one share of stock in the Company.

Other warrants, shares and stock options were issued in connection with the Merger as more fully discussed in Note 8, Capitalization and Equity Structure.

4. Fair Value Measurements

We record our financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. We consider a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 assets or liabilities requires the use of significant management judgments or estimation.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Our fair value hierarchies for our financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Quoted Prices in Active Markets for Identical Items Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

June 30, 2014
Liabilities:
Warrant liability	$27,592,550	$–	$–	$27,592,550
Total liabilities measured at estimated fair value	$27,592,550	$–	$–	$27,592,550

December 31, 2013
Liabilities:
Warrant liability	$377,747	$–	$–	$377,747
Convertible debt	5,062,417	–	–	5,062,417
Total liabilities measured at estimated fair value	$5,440,164	$–	$–	$5,440,164

 The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities, which were measured at fair value on a recurring basis.

	Warrant liability	Convertible debt
Beginning balance December 31, 2013	$377,747	$5,062,417
Transfer to equity upon settlement	(377,747)	(5,062,417)
Fair value of warrants on date of issuance	10,613,550	–
Change in fair value of warrants during the period	16,979,000	–
Ending balance June 30, 2014	$27,592,550	$–

The fair value of each warrant was determined using a lattice model with the following assumptions:

	Six months ended June 30,
	2014	2013
Dividend yield	–	N/A
Risk-free interest rate	0.69-1.45%	N/A
Current share price	$1.47	N/A
Expected term (in years)	2.55-4.55	N/A
Volatility	70-75%	N/A
Periodic rate	0.18-66%	N/A
Periods in the model	10	N/A

During the six months ended June 30, 2014 the warrant liability and convertible debt outstanding as of December 31, 2013 were settled in transactions related to the Merger. See Note 3, The Merger, Offering and Other Related Transactions.

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

Customer deposits, advances, deferred revenues, and deferred unit costs consist of the following:

	June 30, 2014	December, 31, 2013

Customer deposits and advances	$681,873	$443,436
Deferred Ekso unit revenues	4,414,996	3,462,980
Deferred service, leasing and software revenues	1,277,175	721,921
Customer advances and deferred revenues	6,374,044	4,628,337
Less current portion	(3,570,689)	(2,419,226)
Customer advances and deferred revenues, non-current	$2,803,355	$2,209,111

Deferred Ekso unit costs	$2,566,198	$1,571,897
Less current portion	(1,169,000)	(768,599)

Deferred cost of revenue, non-current	$1,397,198	$803,298

6. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013

Salaries, benefits and related expenses	$863,594	$657,628
Professional fees	180,374	421,966
Warranty expense	177,594	288,110
Taxes	43,192	62,283
Other	–	812
Total	$1,264,754	$1,430,799

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

On January 15, 2014, upon the closing of the Merger and the private placement financing discussed in Note 3, The Merger, Offering and Related Transactions, the Senior Notes Payable were settled with proceeds from the private placement offering (“PPO”), and the warrants to purchase preferred stock issued to the Lender were exchanged for warrants to purchase common stock, which warrants remain outstanding.

As of June 30, 2014 and December 31, 2013, the outstanding principal of the loan amounted to $0 and $2,344,302 respectively. For the three months ended June 30, 2014 and 2013, the Company recorded interest expense of $3,777 and $673,732, respectively. For the six months ended June 30, 2014 and 2013 the Company recorded interest expense of $430,380, and $1,312,844, respectively.

2013 Convertible Bridge Notes

In November 2013, in anticipation of the Merger and related PPO Ekso Bionics completed a private placement to accredited investors of $5,000,000 of its senior subordinated secured convertible notes (the “2013 Bridge Notes”). The 2013 Bridge Notes bore interest at 10% per annum and were payable on July 15, 2014, subject to earlier conversion as described below. Interest on the 2013 Bridge Notes was paid at maturity, provided that upon conversion of the 2013 Bridge Notes accrued interest was forgiven.

We determined that the 2013 Bridge Notes should be recorded at fair market value at inception and remeasured at each subsequent reporting period. The 2013 Bridge Notes were secured by a second priority security interest on all of our assets, subject to certain limited exceptions. This security interest terminated upon conversion of the 2013 Bridge Notes in connection with the Merger and PPO.

On January 15, 2014, upon the closing of the Merger and the PPO, the outstanding principal amount and accrued interest of the 2013 Bridge Notes was converted into Units at a conversion price of $1.00 per Unit. Also, the investors received an additional warrant to purchase a number of shares of Company common stock equal to 50% of the number of shares of Company common stock contained in the Units into which the Bridge Notes were converted (i.e., 2,500,000 shares in the aggregate), at an exercise price of $1.00 per share, for a term of three years (the “Bridge Warrants”).

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2014 and December 31, 2013, the outstanding principal of the notes amounted to $0 and $5,062,417 including accrued interest of $0 and $62,417, respectively.

Other Notes Payable

We also financed certain leasehold improvements to our Richmond, California facility. As of June 30, 2014 and December 31, 2013, the outstanding principal on the loan was $125,046 and $144,041, respectively. Interest expense for the three and six months ended June 30, 2014 was $2,300 and $4,766, respectively compared to $1,981 and $5,065, respectively for the same periods in 2013.

8. Capitalization and Equity Structure

Merger Agreement, Recapitalization and PPO

As discussed in Note 3. The Merger, Offering and Other Related Transactions, on January 15, 2014 (the “Closing Date”), Ekso Bionics Acquisition Sub and Holdings entered into the Merger Agreement and the Merger closed on the same date. Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, which was the surviving corporation and thus became a wholly-owned subsidiary of Holdings. The Merger, PPO and other related transactions are described more fully in our Form 8-K/A filed with the SEC on March 31, 2014.

Share Exchanges

At the closing of the Merger, all of the outstanding capital stock of Ekso Bionics was exchanged for an aggregate of 42,615,556 shares of our common stock.

In addition, pursuant to the Merger Agreement warrants to purchase 407,772 shares of Ekso Bionics’ common stock issued and outstanding immediately prior to the closing of the Merger were converted into warrants to purchase 621,363 shares of the Company’s common stock. Options to purchase 4,978,645 shares of Ekso Bionics’ common stock issued and outstanding immediately prior to the closing of the Merger were converted into options to purchase 7,586,459 shares of the Company’s common stock.

Upon the closing of the Merger and the PPO, the $5,000,000 in outstanding principal of the 2013 Bridge Notes automatically converted into Units at a conversion price of $1.00 per Unit, and investors in the 2013 Bridge Notes received a warrant to purchase 2,500,000 shares of common stock at an exercise price of $1.00 per share for a term of three years (the “Bridge Warrants”). The Bridge Warrants have weighted average anti-dilution protection, subject to customary exceptions.

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company held a closing of the PPO in which it sold 20,580,000 Units (including Units issued upon conversion of the Bridge Notes as described above), at a purchase price of $1.00 per Unit, each Unit consisting of one share of our common stock and a warrant to purchase one share of common stock with an exercise price per share of $2.00 and a term of 5 years (the “PPO Warrants”). Between January 29, 2014 and February 6, 2014, the Company issued an additional 9,720,000 Units in subsequent closings of the PPO.

Investors in the Units have weighted average anti-dilution protection with respect to the shares of common stock included in the Units if within 24 months after the final closing of the PPO the Company shall issue additional shares of common stock or common stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2014 Equity Incentive Plan for consideration per share less than $1.00. The PPO warrants have weighted average anti-dilution protection, subject to customer exceptions.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

2014 Equity Incentive Plan

Before the Merger, the Board of Directors adopted, and the stockholders approved, the 2014 Equity Incentive Plan, which provides for the issuance of incentive awards of up to 14,410,000 shares of common stock to officers, key employees, consultants and directors. In connection with the Merger, options to purchase Ekso Bionics common stock outstanding immediately prior to the Merger were converted into an aggregate of 7,586,459 shares of Holdings issued under the 2014 Equity Incentive Plan.

On the closing of the Merger, the Board granted to officers and directors options to purchase an aggregate of 2,300,000 shares of common stock under the 2014 Plan.

Summary Capitalization Subsequent to Reverse Merger and PPO

The Company’s authorized capital stock at June 30, 2014 consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At June 30, 2014, 78,497,558 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the Board of Directors from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There is no cumulative voting for the election of directors. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of common stock is duly and validly issued, fully paid and non-assessable.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Options on Common Stock

Options to purchase an aggregate of 10,748,459 shares of our common stock have been issued under the 2014 Equity Incentive Plan, as follows:

•	Options to purchase 4,978,645 shares of Ekso Bionics’ common stock issued and outstanding immediately prior to the closing of the Merger were converted into options to purchase 7,586,459 shares of our common stock, with a weighted average exercise price of $0.46 per share. Most of these option grants vest over a term of 48 months, beginning on the first anniversary of an employee’s employment, and have a term of ten years.

•	Options to purchase 450,000 shares of our common stock were granted to our directors. These option grants have an exercise price of $1.00 per share, will become exercisable over a term of 48 months, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter, and have a term of ten years.

•	Options to purchase 1,850,000 shares of our common stock were granted to our officers in connection with the Merger. These option grants have an exercise price of $1.00 per share, will become exercisable over a term of 48 months, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter, and have a term of ten years.

•	Options to purchase 1,024,250 shares of our common stock were granted to officers and employees subsequent to the Merger through June 30, 2014. These options have a weighted average exercise price of $2.28, will become exercisable over a term of 48 months, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter, and have a term of ten years.

Warrants

As of the date hereof:

•	The Bridge Warrants entitle their holders to purchase 2,725,000 shares of common stock, with a term of three years and an exercise price of $1.00 per share.

•	The Bridge Agent Warrants entitle their holders to purchase 500,000 shares of common stock, with a term of five years and an exercise price of $1.00 per share.

•	The PPO Warrants entitle their holders to purchase 30,300,000 shares of common stock, with a term of five years and an exercise price of $2.00 per share.

•	The PPO Agent Warrants entitle their holders to purchase 2,500,000 shares of common stock, with a term of five years and an exercise price of $1.00 per share.

•	Holders of warrants to purchase Ekso Bionics, Inc. common stock prior to the Merger hold warrants to purchase 621,363 shares of common stock, which expire on various dates from June 1, 2022 to August 30, 2023 and have an exercise price of $1.38 per share. These warrants may, at the option of the holders, be exercised on a “cashless exercise” basis, which means that in lieu of paying the aggregate exercise price for the shares being purchased upon exercise of the warrants for cash, the holder will forfeit a number of shares underlying the warrants with a “fair market value” equal to such aggregate exercise price. We will not receive additional proceeds to the extent these warrants are exercised on a “cashless exercise” basis.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

•	Other warrants entitle their holders to purchase 225,000 shares of common stock, with a term of three years and an exercise price of $1.00 per share.

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

9. Stock-based Compensation Plans and Awards

In January 2014, the Board of Directors adopted the 2014 Equity Incentive Plan. In connection with the Merger, options previously issued under the 2007 Equity Incentive Plan were converted into options to purchase shares of the Company’s common stock under the 2014 Equity Incentive Plan. Under the terms of the 2014 Equity Incentive Plan, the Board of Directors may award stock, options or similar rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any other security with the value derived from the value of the shares. Such awards include stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected life (in years)	6.08-10.0	6.08	6.08-10.0	5.0-6.08
Risk-free interest rate	1.90-2.61%	0.95%	1.74-2.61%	0.90-1.13%
Expected volatility	66.46%	66%	65.66-66.46%	66%
Expected dividend yield	0%	0%	0%	0%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Stock-based compensation expenses:
Sales and marketing	$43,481	$40,249	$321,652	$2,063
Research and development	32,533	18,238	120,480	37,893
General and administrative	150,414	25,879	250,936	50,565
	$326,428	$84,366	$693,068	$170,521

10. Income Taxes

The effective tax rate for the three and six months ended June 30, 2014 was less than one percent based on the estimated tax loss for the fiscal year. There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2014 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Commitments and Contingencies

Contingencies

In the normal course of business, we may be subject to various legal matters. As of June 30, 2014 we were not a party to any legal matters that could have a material affect on our consolidated financial position, results of operations or cash flows.

Material Contracts

We enter into various license, research collaboration and development agreements which provide for payments to us for government grants, fees, cost reimbursements typically with a markup, technology transfer and license fees, and royalty payments on sales. As of June 30, 2014 we were not a party to any agreements that were not in the normal course of our business.

In connection with the PPO, we entered into a Registration Rights Agreement, pursuant to which we agreed that promptly, but no later than 90 calendar days from the final closing of the PPO, the Company would file a registration statement with the SEC (the “Registration Statement”) covering (a) the shares of common stock issued in the PPO (including those issued upon conversion of the Bridge Notes), (b) the shares of common stock issuable upon exercise of the Bridge Warrants, (c) the shares of common stock issuable upon exercise of the PPO Warrants, and (d) the shares of common stock underlying Bridge Agent Warrants and PPO Agent Warrants (the “Registrable Shares”). On June 9, 2014, we filed the Registration Statement on Form S-1/A (No. 333-195783) and on June 20, 2014 the registration statement was declared effective.

The Company must use commercially reasonable efforts to keep the Registration Statement effective for one year from the date it is declared effective by the SEC or until Rule 144 is available to the holders of Registrable Shares to sell all of their registrable shares without volume limitations within a 90 day period, whichever is earlier. During such time, the Company will be required to pay “Liquidated Damages”, defined below, if the Registration Statement, after being filed and declared effective, ceases to be continuously effective for more than 30 calendar days.

The Liquidated Damages consist of payment to each holder of Registrable Securities an amount equal to 1.0% of the PPO offering price per share for each full month that the Registration Statement is not effective, up to a maximum of 8% of the PPO offering price per share (the “Liquidated Damages”). As of June 30, 2014, no liability has been recorded.

12. Net Income (Loss) Per Share

Basic net income (loss)  per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by adjusting the numerator and denominator of the basic net income (loss) per share calculation for the effects of all potentially dilutive common shares. Potential dilutive shares of the Company’s common stock include stock options and warrants. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net income (loss) per share for the period, adjustments to net income (loss) used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the three and six months ended June 30, 2014 and 2013;

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator:
Net profit (loss) used to compute net loss per share
Basic	$56,126,982	$(3,399,956)	$(25,638,377)	$(7,196,710)
Adjustments for change in fair value of warrant liability	(60,457,700)		-
Diluted	$(4,330,718)	$(3,399,956)	$(25,638,377)	$(7,196,710)

Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss) per share
Basic	78,497,558	21,080,414	72,688,073	20,861,127
Dilutive effect of warrants	9,593,643
Dilutive effect of stock options	6,681,210
Diluted	94,772,411	21,080,414	72,688,073	20,861,127

Net income (loss) per share, basic	$0.72	$(0.16)	$(0.35)	$(0.34)
Net income (loss) per share, diluted	$(0.05)	$(0.16)	$(0.35)	$(0.34)

The following potential common shares and warrants outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Options to purchase common stock		3,823,978	7,073,652	3,823,978
Warrants		—	14,546,085	—
Total common stock equivalents		3,823,978	21,619,737	3,823,978

A total of 5,280,368 shares of common stock held by pre-merger stockholders of Holdings as described in Note 3, The Merger, Offering and Related Transactions have been retroactively reflected as outstanding for the three and six months ended June 30, 2014 and 2013 for purposes of determining the basic and diluted net loss per share in the accompanying Condensed Consolidated Statements of Operations.

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

Segment reporting information is as follows:

	Engineering	Medical
	Services	Devices	Total
Three months ended June 30, 2014
Revenue	$506,513	$690,540	$1,197,053
Cost of revenue	650,043	501,425	1,151,468
Gross profit (loss)	$(143,530)	$189,115	$45,585

Three months ended June 30, 2013
Revenue	$594,598	$389,394	$983,992
Cost of revenue	384,119	296,869	680,988
Gross profit	$210,479	$92,525	$303,004

Six months ended June 30, 2014
Revenue	$1,041,471	$1,217,293	$2,258,764
Cost of revenue	902,146	831,550	1,733,696
Gross profit	$139,325	$385,743	$525,068

Six months ended June 30, 2013
Revenue	$957,928	$722,313	$1,680,241
Cost of revenue	731,333	529,432	1,260,765
Gross profit	$226,595	$192,881	$419,476

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Geographic information for revenue based on location of customer is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

North America	$941,358	$871,203	$1,831,143	$1,494,688
Europe, Middle East Asia	255,695	112,789	427,621	185,553
	$1,197,053	$983,992	$2,258,764	$1,680,241

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and to our Current Report on Form 8-K/A filed with the SEC on March 31, 2014 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Since we sold our first medical devices in 2012, the Ekso GTTM, or “Ekso device” has been placed in use at seven of the top 10 rehabilitation centers in the United States ranked by U.S. News and World Report as among the best for addressing challenging cases and procedures in surveys conducted with medical rehabilitation specialists in 2011, 2012 and 2013. As of June 30, 2014, we have sold approximately 80 devices to approximately 65 rehabilitation centers and individual users for rehabilitation.

Our products have been listed with the U.S. Food and Drug Administration (“FDA”) and have received a CE Mark (indicating compliance with European Union legislation). We have established an extensive intellectual property portfolio that includes seven patents that have been granted, 20 patent applications that are currently pending (which means a complete patent application has been filed with the applicable patent authority and additional action is pending), and five provisional patents (which means that we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application). All but three of the patents are either solely owned by or exclusively licensed to us. Many of these have also been filed internationally as appropriate for their respective subject matter and have begun to issue. Our patent portfolio includes product and method type claims, since the devices that we produce and the processes performed by those devices are patentable. Our patents encompass technologies relevant to our devices, including medical exsoskeletons, commercial exsoskeletons, actuators, and strength-enhancing exsoskeletons. The earliest priority date reaches back to 2003, and new applications continue to be filed.

The Company also has a collaborative partnership with Lockheed Martin Corporation to develop products for military applications.

Ekso Labs is our engineering services division and is focused on technology development and future applications. In essence it is an exoskeleton laboratory that continually integrates emerging technologies into new product applications and expands on it for our partners. Ekso Labs is responsible for developing intellectual property through research grants from government organizations including United States Special Operations Command, the Defense Advanced Research Projects Agency and the National Science Foundation.

On January 15, 2014, a wholly-owned subsidiary of the Company, Ekso Acquisition Corp. merged with and into Ekso Bionics, Inc. (the “Merger”). As a result of the Merger, the Company discontinued its pre-merger operations and acquired and continues the business of Ekso Bionics, Inc.

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

Strategy

Our Company is about augmenting and enabling human strength and endurance with machines. The intellectual property to do this in different vertical markets is created in our Ekso Labs group. The first technology developed by this group was the Human Universal Load Carrier or “HULC” military technology. The commercialization of that technology was started by entering into a licensing arrangement with Lockheed Martin. The second technology developed by this group was the Ekso GT medical technology. This technology’s commercialization was begun by building an internal medical device business. It is our belief that as adoption of exoskeletons for medical devices grows, it will open the path to other vertical markets, such as home medical, industrial and consumer applications, to be commercialized.

Our long-term goal in the medical market is to have one million persons stand and walk in Ekso TM exoskeletons by February 2022. We plan to achieve this goal by initially focusing on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States, Europe and Asia. There are approximately 5,700 registered hospitals in the U.S., providing services to the 12,000 to 14,000 spinal cord injury (“SCI”) incidences per year and approximately 650,000 persons who survive a stroke per year. It is estimated that there are approximately 7,000,000 persons who have survived a stroke. In Europe there are approximately 12,000 public and private hospitals, of which an estimated 4,600 are classified as acute care facilities.

In February 2012 we sold the first Ekso device, a human exoskeleton for people with complete SCIs. Since then we launched our Variable Assist software and announced our newest hardware platform, Ekso GT. The Variable Assist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. The Ekso GT builds on the experience of the Ekso device and incorporates the Variable Assist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and other neurological disorders.

We believe that our development efforts related to the commercialization of exoskeletons outside of our current medical applications will likely result in technology that can also be used to advance our Ekso device for medical use, including potentially, making possible a unit that can be used by individuals in the home.

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

Other than as noted below regarding the accounting for common stock warrants and convertible debt instruments, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Accounting for Common Stock Warrants

We account for the common stock warrants issued in connection with our Merger, See Note 3, The Merger, Offering and Other Related Matters, to our condensed, consolidated financial statements. in accordance with the guidance in Accounting Standards Codification ASC 815-40. Under ASC 815-40, the warrants do not meet the criteria for equity treatment and are recorded as a liability. The warrants have an anti-dilution clause that allows for a decrease in the exercise price of the warrants if the Company issues additional shares of common stock without consideration or for consideration per share less than the common stock warrant’s exercise price. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of the merger and will re-measure the warrants at each balance sheet date until they are exercised or they expire. Any change in the fair value is recognized in our consolidated statement of operations.

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

Accounting for Convertible Debt Instruments

Accounting for convertible debt instruments was not deemed a critical accounting policy as of June 30, 2014 as our convertible debt obligations were discharged in full following the Merger. See Note 3, The Merger, Offering and Other Related Transactions to our condensed consolidated financial statements.

Results of Operations

The following tables present our results of operation for the periods indicated and as a percentage of total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three months ended June 30,
	2014($)	2014(%)(1)	2013($)	2013(%)(1)

Revenue:
Medical devices	$690,540	58%	$389,394	40%
Engineering services	506,513	42	594,598	60
Total revenue	1,197,053	100	983,992	100

Cost of revenue:
Cost of medical devices	501,425	42	296,869	30
Cost of engineering services	650,043	54	384,119	39
Total cost of revenue	1,151,468	96	680,988	69

Gross profit	45,585	4	303,004	31

Operating expenses:
Sales and marketing	1,849,006	154	1,255,474	128
Research and development	698,883	58	789,966	80
General and administrative	1,808,613	151	968,663	98
Total operating expenses	4,356,503	364	3,014,104	306

Loss from operations	(4,310,918)	(360)	(2,711,100)	(276)

Other income (expense):
Interest expense	(3,777)	0	(673,731)	(68)
Gain (loss) on warrant liability	60,457,700	5,051	—	—
Interest income	1,476	—	1,555	—

Other expense, net	(17,499)	(1)	(16,680)	(2)
Total other income (expense), net	60,437,900	5,049	(688,856)	(70)

Net income (loss)	$56,126,982	4,689%	$(3,399,956)	(346)%

(1)	Amounts may not sum due to rounding.

	Six months ended June 30,
	2014($)	2014(%)(1)	2013($)	2013(%)(1)

Revenue:
Medical devices	$1,217,293	54%	$722,313	43%
Engineering services	1,041,471	46	957,928	57
Total revenue	2,258,764	100	1,680,241	100

Cost of revenue:
Cost of medical devices	831,550	37	529,432	32
Cost of engineering services	902,146	40	713,333	44
Total cost of revenue	1,733,696	77	1,260,765	75

Gross profit	525,068	23	419,476	25

Operating expenses:
Sales and marketing	3,380,388	150	2,471,518	147
Research and development	1,467,426	65	1,711,672	102
General and administrative	3,880,056	172	2,102,117	125
Total operating expenses	8,727,870	386	6,285,307	374

Loss from operations	(8,202,802)	(363)	(5,865,831)	(349)

Other income (expense):
Interest expense	(430,380)	(19)	(1,312,844)	(78)
Loss on warrant liability	(16,979,000)	(752)	—	—
Interest income	2,876	—	2,819	—

Other expense, net	(29,071)	(1)	(20,854)	(1)
Total other expense, net	(17,435,575)	(772)	(1,330,879)	(79)

Net loss	$(25,638,377)	(1,135)%	$(7,196,710)	(428)%

(1)	Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	$ Change	2014	2013	$ Change

Medical devices	$690,540	$389,394	$301,146	$1,217,293	$722,313	$494,980
Engineering services	506,513	594,598	(88,085)	1,041,471	957,928	83,543
Total revenue	$1,197,053	$983,992	$213,061	$2,258,764	$1,680,241	$578,523

Three month comparison:

Medical device revenue increased $0.3 million, or approximately 77%, primarily due to an increase in recognized revenue as the number of medical device sales being amortized to revenue nearly doubled compared to the same period in the prior year. The increase in medical device revenue was further driven by $0.1 million higher software sales revenue compared to the same period in the prior year. Engineering services revenue decreased $0.1 million or approximately 15%, primarily due to lower government agency revenue driven by fewer such projects in development in 2014 compared to the same period in 2013, partially offset by the higher revenue from a federal agency contract.

Six month comparison:

Medical device revenue increased $0.5 million or approximately 69%, due to an increase in recognized revenue as the number of medical device sales being amortized to revenue nearly doubled compared to the same period in the prior year. Engineering services revenue increased $0.1 million, or approximately 9%, primarily due to an increase of approximately $0.5 million in revenue primarily related to a federal agency contract, partially offset by $0.5 million in decreased revenue resulting from the completion of projects with other government agencies.

Costs and Expenses

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	$ Change	2014	2013	$ Change

Medical devices	$501,425	$296,869	$204,556	$831,550	$529,432	$302,118
Engineering services	650,043	384,119	265,924	902,146	731,333	170,813
Total revenue	$1,151,468	$680,988	$470,480	$1,733,696	$1,260,765	$472,931

Three month comparison:

Medical device cost of revenue increased $0.2 million, or approximately 69%, due to an increase in recognized cost of revenue related to the increase in medical device costs being amortized to revenue as noted above. Engineering services cost of revenue increased $0.3 million, or approximately 69%, primarily due to higher subcontractor and materials costs related to the current federal agency contract which was substantially completed during the period.

Six month comparison:

Medical device cost of revenue increased $0.3 million, or approximately 57%, due to an increase in recognized cost of revenue related to the increase in medical device costs being amortized to revenue as noted above. Engineering services cost of revenue increased $0.2 million, or approximately 23%, primarily due to an increase in costs related to the current federal agency contract, partially offset by lower costs related to the completion of projects with other government agencies noted above.

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	$ Change	2014	2013	$ Change
Sales and marketing	$1,849,006	$1,255,475	$593,531	$3,380,388	$2,471,518	$908,870

Three month comparison:

Sales and marketing expenses increased $0.6 million, or approximately 47%, primarily due to higher employee-related costs due to increased headcount and higher costs for compensation, travel and recruiting.

Six month comparison:

Sales and marketing expenses increased $0.9 million, or approximately 37%, primarily due to higher employee-related costs due to higher costs for compensation, travel and recruiting.

 Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	$ Change	2014	2013	$ Change
Research and development	$698,883	$789,966	$(91,083)	$1,467,426	$1,711,672	$(244,246)

Three month comparison:

Research and development expenses decreased $0.1 million, or approximately 12%, primarily due to lower employee-related costs driven by a reduction in force in the third quarter of 2013 and a reallocation of some employee effort from research and development to engineering services, partially offset by higher travel costs.

Six month comparison:

Research and development expenses decreased $0.2 million, or approximately 14%, primarily due to lower employee-related costs driven by a reduction in force in the third quarter of 2013 and a reallocation of some employee effort from research and development to engineering services, partially offset by higher travel and legal costs.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	$ Change	2014	2013	$ Change
General and administrative	$1,808,613	$968,663	$839,950	$3,880,056	$2,102,117	$1,777,939

 Three month comparison:

General and administrative expenses increased $0.8 million, or approximately 87%, primarily due to an increase of approximately $0.3 million in employee-related expenses driven primarily by temporary salary reductions implemented 2013 that were not in effect in 2014. General and administrative expenses were also higher in the three months ended June 30, 2014 due to an increase of approximately $0.4 million in professional services fees primarily related to public company requirements and investor relations expenses.

Six month comparison:

General and administrative expenses increased $1.8 million, or approximately 85%, primarily due to an increase of approximately $0.8 million in employee-related expenses driven primarily by and higher compensation costs related to employee bonuses paid in January 2014 following the Merger and by temporary salary reductions implemented in 2013 that were not in effect in 2014. General and administrative expenses were also higher in the six months ended June 30, 2014 due to approximately $0.8 million in professional services fees primarily related to the merger, public company requirements and investor relations expenses.

Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	$ Change	2014	2013	$ Change

Interest income	$1,476	$1,555	$(79)	$2,876	$2,819	$57
Interest expense	(3,777)	(673,731)	669,954	(430,380)	(1,312,844)	882,464
Gain (loss) on warranty liability	60,457,700	—	60,457,700	(16,979,000)	—	(16,979,000)
Other expense, net	(17,499)	(16,680)	(819)	(29,071)	(20,854)	(8,217)
Total other income (expense), net	$60,437,900	$(688,856)	$61,126,756	$(17,435,575)	$(1,330,879)	$(16,104,696)

Three month comparison:

Total other income (expense), net increased by $61.1million,, or approximately 8,874%, primarily due to a $60.5 million non-cash gain related to the change in fair value of the warrant liability related to warrants issued in the private placement financing. The warrant liability recorded at fair value will fluctuate with changes in the price of our common stock resulting in a non-cash gain or loss during each financial reporting period. Additionally, total other income (expense), net increased due to lower interest expense related to the payment of our debt obligations as part of the private placement offering in January 2014.

Six month comparison:

Total other income (expense), net reflected an increase in expense of $16.1 million, or approximately 1,210%, primarily due to a $17.0 million non-cash loss related to the change in fair value of the warrant liability related to warrants issued in the private placement financing. The warrant liability recorded at fair value will fluctuate with changes in the price of our common stock resulting in a non-cash gain or loss during each financial reporting period. This increase in total other income (expense), net was partially offset by lower interest expense related to the payment of our debt obligations as part of the private placement offering in January 2014.

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and convertible and promissory notes, as well as from government research grant awards and strategic collaboration payments. As of June 30, 2014, we had discharged all but $0.1 million of our debt obligations.

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of June 30, 2014, we had working capital of $9.2 million, an accumulated deficit of $63.7 million and stockholders’ deficit of $18.1 million. For the three months ended June 30, 2014, we generated net income of $56.1 million primarily related to a $60.5 million gain on the change in fair value of the warrant liability related to warrants issued in the private placement financing. For the three months ended June 30, 2013, we incurred a net loss of $3.4 million. For the six months ended June 30, 2014 and 2013, we incurred net losses of $25.6 million and $7.2 million, respectively.

Liquidity and Capital Resources

Since the Company’s inception, we have satisfied our operating cash requirements from proceeds associated with non-recurring engineering and development projects and from grants. More recently, beginning in December 2010, we financed our operations primarily through private placements of preferred stock and convertible debt sold principally to outside investors.

We sold approximately $8.0 million of preferred stock to outside investors between December 2010 and June 2011, and approximately $9.0 million of preferred stock to outside investors between December 2011 and March 2012. Between May 2013 and August 2013, we sold approximately $10.8 million of preferred stock with warrants to purchase common stock. In November 2013, we secured $5.0 million through the issuance of convertible bridge notes, which were subsequently converted into common stock and common stock warrants in our January 2014 private placement offering when we raised an additional $25.3 million (excluding the conversion of the November 2013 convertible bridge notes) from January 15 through February 6, 2014 (the “PPO”). We believe that the Merger will provide additional opportunities to issue securities and raise capital in the future.

Immediately after the closing of the Merger and the first closing of the PPO on January 15, 2014, we had approximately $11.0 million in cash, after payment of transaction-related expenses of approximately $2.3 million and the repayment in full of our $2.5 million senior note payable from the proceeds of the offering. We subsequently closed two additional closings of the PPO resulting in gross proceeds of $9.8 million, not including deductions for placement agent fees of approximately $1.0 million. During the next four quarters, we expect to spend approximately $9.1 million on sales and marketing expenses (including regulatory, clinical and related expenses) in support of our efforts to increase our product sales to rehabilitation hospital customers. We also expect to use approximately $6.7 million to pay general and administrative expenses to support our ongoing research and development efforts.

We believe our cash resources as of June 30, 2014 are sufficient to implement our current business plan, support operations, fund research and development and meet current obligations through the middle of 2015. We plan to raise additional capital to finance our operations beyond the middle of 2015. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including general and administrative, sales and marketing and research and development, or otherwise curtail operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As previously reported, as of December 31, 2013, our management at the time concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that there were control deficiencies with respect to our financial reporting that constituted a material weakness, which are discussed below. Since the Merger, management has taken a number of steps to put in place disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Specifically, during the second quarter of 2014, the Company has continued to implement additional and improved disclosure controls and procedures, including policies and procedures regarding information gathering, the preparation and review of current and periodic reports and periodic review of the Company’s disclosure controls and procedures. Although we have made progress remediating the deficiencies in our disclosure controls and procedures, the Company has not finished implementing the disclosure controls and procedures necessary to make our disclosure controls and procedures effective, and consequently, as of June 30, 2014, our management concluded that our disclosure controls and procedures are not yet effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, we identified deficiencies in the design and operating effectiveness of controls. In addition, our independent public accountants, in conducting an audit of Ekso Bionics, Inc.’s financial statements as of December 31, 2013, identified several control deficiencies that they believed constituted a material weakness, in the aggregate. These control deficiencies were primarily associated with our lack of an independent audit committee, including a financial expert member, and lack of appropriate cash controls and information technology controls. We concluded that the aggregation of these deficiencies is a material weakness.

We discussed these matters with our independent registered public accounting firm and our Audit Committee, which we established during the Merger. Further, with the oversight of management and our Audit Committee, we have implemented, and are continuing to monitor the effectiveness of, additional controls to address these deficiencies.

During the first quarter of 2014, we began taking numerous steps to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional accounting and finance personnel and establishment of an independent Audit Committee. We continued these efforts in the second quarter of 2014 by implementing processes related to cash and spending controls and continuing to improve the documentation of our processes and procedures. Our remediation activities are not complete and we continue to strengthen the operation of our controls, and we may need to effectively implement these controls for one or more quarters before we can conclude that the material weakness has been remediated.

Except as described herein, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

During the three months ended June 30, 2014 we were not a party to legal proceedings that could have a material affect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014.

Item 6. Exhibits

Exhibit Number	Description

10.20†	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

10.21†	Form of Executive Officer Indemnification Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of the Chief Executive Officer

32.2*	Section 1350 Certification of the Chief Financial Officer

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: August 7, 2014	By:	/s/ Nathan Harding
Nathan Harding
Chief Executive Officer

Date: August 7, 2014	By:	/s/ Max Scheder-Bieschin
Max Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

