Form 10-Q
period 2014-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2014-11-12
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 1, 2014 was: 78,608,410

Ekso Bionics Holdings, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash	$7,176,268	$805,306
Accounts receivable, net	1,921,574	549,469
Inventories, net	864,397	725,096
Note receivable from stockholder	—	103,735
Prepaid expenses and other current assets	330,798	250,998
Deferred cost of revenue, current	1,369,087	768,599
Total current assets	11,662,124	3,203,203
Property and equipment, net	1,957,324	1,575,286
Deferred cost of revenue, non-current	1,743,865	803,298
Other assets	54,764	1,002,150
Total assets	$15,418,077	$6,583,937

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Notes payable, current	$40,743	$1,638,505
Convertible debt	—	5,062,417
Accounts payable	1,077,073	1,498,680
Accrued liabilities	1,321,960	1,430,799
Customer deposits, advances and deferred revenues, current	3,454,906	2,419,226
Liability due to early stock option exercise	1,323	5,293
Total current liabilities	5,896,005	12,054,920
Customer deposits, advances and deferred revenues, non-current	3,439,610	2,209,111
Notes payable, non-current	88,401	866,950
Warrant liability	11,819,450	377,747
Deferred rent	96,553	123,709
Total liabilities	21,340,019	15,632,437
Commitments and contingencies (Note 11)
Convertible preferred stock issuable in series, $0.001 par value; 10,000,000 and 33,523,600 shares authorized at September 30, 2014 (unaudited) and December 31, 2013, respectively; none and 25,923,872 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively; liquidation preference of $2.85 - $4.11 per share at December 31, 2013	—	27,324,208
Stockholders' deficit:
Common stock, $0.001 par value; 500,000,000 and 60,952,000 shares authorized at September 30, 2014 (unaudited) and December 31, 2013, respectively; 78,584,173 and 21,114,783, shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	78,584	21,114
Additional paid-in capital	45,645,109	1,637,797
Accumulated deficit	(51,645,635)	(38,031,619)
Total stockholders' deficit	(5,921,942)	(36,372,708)
Total liabilities, convertible preferred stock and stockholders' deficit	$15,418,077	$6,583,937

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Medical devices	$788,299	$416,682	$2,005,592	$1,138,995
Engineering services	799,884	417,082	1,841,355	1,375,010
Total revenue	1,588,183	833,764	3,846,947	2,514,005
Cost of revenue
Cost of medical devices	578,737	245,575	1,410,285	775,007
Cost of engineering services	529,657	287,468	1,431,802	1,018,801
Total cost of revenue	1,108,394	533,043	2,842,087	1,793,808

Gross profit	479,789	300,721	1,004,860	720,197

Operating expenses
Sales and marketing	1,641,280	767,316	5,021,668	3,238,834
Research and development	1,096,380	453,168	2,563,806	2,164,840
General and administrative	1,473,951	752,215	5,354,009	2,854,332
Total operating expenses	4,211,611	1,972,699	12,939,483	8,258,006
Loss from operations	(3,731,822)	(1,671,978)	(11,934,623)	(7,537,809)
Other income (expense)
Interest expense	(2,399)	(170,106)	(432,780)	(1,482,950)
Gain (loss) on warrant liability	15,773,100	(33,063)	(1,205,900)	(33,063)
Interest income	1,021	1,184	3,897	4,003
Other expense, net	(15,539)	(19,961)	(44,610)	(40,815)
Total other income (expense), net	15,756,183	(221,946)	(1,679,393)	(1,552,825)
Net income (loss)	$12,024,361	$(1,893,924)	$(13,614,016)	$(9,090,634)
Basic net income (loss) per share	$0.15	$(0.09)	$(0.18)	$(0.43)
Weighted-average shares used in computing basic per share amounts	78,513,144	21,085,283	74,943,169	20,937,488

Diluted net income (loss) per share	$(0.04)	$(0.09)	$(0.18)	$(0.43)
Weighted-average shares used in computing diluted per share amounts	83,336,371	21,085,283	74,943,169	20,937,488

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	15,799,291	$16,675,983	15,065,931	$9,920	$1,047,936	($26,144,245)	($25,086,389)
Issuance of Series B convertible preferred stock at $2.10 per share issued in exchange for cash	4,083,225	4,294,259	-	-	-	-	-
Issuance of Series B convertible preferred stock upon conversion of convertible debt and accrued interest	6,041,356	6,490,071	-	-	-	-	-
Common stock warrants issued in connection with issuance of Series B convertible preferred stock	-	275	-	-	-	-	-
Common stock warrants issued in connection with issuance of Series B convertible preferred stock	-	(136,380)	-	-	136,380	-	136,380
Issuance of common stock upon exercise of options	-	-	771,341	94	65,499	-	65,593
Common stock repurchased	-	-	(2,857)	(2)	(187)	-	(189)
Vesting of early exercised options	-	-	-	13	3,961	-	3,974
Compensation expense for options issued a non-employee	-	-	-	-	4,679	-	4,679
Stock-based compensation expense	-	-	-	-	390,618	-	390,618
Effect of merger and recapitalization of share amounts	-	-	-	5,809	(5,809)	-	-
Issuance of shares to stockholders of Ekso Bionics Holdings Inc.	-	-	5,280,368	5,280	(5,280)	-	-
Net loss	-	-	-	-	-	(11,887,374)	(11,887,374)

Balance at December 31, 2013 (See Note 1)	25,923,872	$27,324,208	21,114,783	21,114	1,637,797	(38,031,619)	(36,372,708)
Issuance of common stock upon exercise of options	-	-	90,057	90	1,820	-	1,910
Fair value of warrant liability transferred to equity upon net exercise	767,212	-	-	-	281,987	-	281,987
Conversion of preferred stock	(26,691,084)	(27,324,208)	26,691,084	26,691	27,297,517	-	27,324,208

Balance at January 15, 2014 before Merger and PPO	-	-	47,895,924	47,895	29,219,121	(38,031,619)	(8,764,603)
PPO shares issued for cash	-	-	25,300,000	25,300	25,274,700	-	25,300,000
PPO shares issued upon conversion of 2013 Bridge Notes	-	-	5,000,000	5,000	5,077,578	-	5,082,578
Shares issued to consultant in PPO	-	-	250,000	250	(250)	-	-
Fair value of warrant obligation transferred to equity	-	-	-	-	95,760	-	95,760
Offering costs	-	-	-	-	(4,250,744)	-	(4,250,744)
Issuance of common stock warrants at fair value	-	-	-	-	(10,613,550)	-	(10,613,550)
Balance at January 15, 2014 after Merger and PPO	-	-	78,445,924	78,445	44,802,615	(38,031,619)	6,849,441
Stock option exercises	-	-	138,249	139	67,057	-	67,196
Offering costs	-	-	-		(34,962)	-	(34,962)
Stock-based compensation expense	-	-	-	-	810,399	-	810,399
Net loss	-	-	-	-	-	(13,614,016)	(13,614,016)
Balance at September 30 , 2014 (unaudited)	-	$-	78,584,173	$78,584	$45,645,109	$(51,645,635)	$(5,921,942)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2014	2013

Operating activities:
Net loss	$(13,614,016)	$(9,090,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535,400	342,148
Loss on sale of property and equipment	—	223
Inventory allowance expense	21,420	—
Amortization of deferred rent	(27,156)	(27,154)
Amortization of debt discounts	191,111	126,010
Amortization of notes payable offering costs	—	6,974
Interest expense accrued to convertible notes	—	162,563
Interest income added to note receivable from stockholder	—	(3,525)
Adjustment to record convertible notes at fair value	—	799,195
Stock-based compensation expense	810,399	278,155
Loss on increase in fair value of warrant liability	1,205,900	33,063
Changes in operating assets and liabilities:
Accounts receivable	(1,372,105)	122,954
Inventories	(160,722)	(339,147)
Prepaid expense and other assets	(80,072)	(80,658)
Deferred costs of revenue	(1,541,055)	(384,283)
Accounts payable	(422,328)	194,793
Accrued liabilities	(108,119)	(169,504)
Customer advances and deferred revenues	2,266,179	1,267,074
Net cash used in operating activities	(12,295,164)	(6,761,753)
Investing activities:
Note receivable from stockholder	103,735	—
Acquisition of property and equipment, net	(917,437)	(49,627)
Net cash used in investing activities	(813,702)	(49,627)
Financing activities:
Principal payments on notes payable	(2,547,261)	(1,046,077)
Proceeds from Convertible Bridge Notes	—	2,000,000
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	4,294,259
Proceeds from issuance of common stock, net of repurchases and issuance costs	22,027,089	51,634
Net cash provided by financing activities	19,479,828	5,299,816

Net increase (decrease) in cash	6,370,962	(1,511,564)
Cash at beginning of the period	805,306	1,738,662
Cash at end of the period	$7,176,268	$227,098
Supplemental disclosure of cash flow activities:
Cash paid for interest	$136,085	$306,792
Cash paid for taxes	$1,698	$13,903
Supplemental disclosure of non-cash activities:
Conversion of convertible preferred stock to common stock	$27,324,208	$6,285,033

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

1. Organization

Description of Business and Liquidity

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. (formerly known as PN Med Group Inc.), Ekso Acquisition Corp., merged with and into Ekso Bionics, Inc. (the “Merger”). Ekso Bionics, Inc. was the surviving corporation and became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. As a result of this transaction, Ekso Bionics Holdings, Inc. discontinued its pre-merger operations, acquired the business of Ekso Bionics, Inc. and continues the operations of Ekso Bionics, Inc. as a publicly traded company. See Note 3, The Merger, Offering and Other Related Matters. Ekso Bionics, Inc. was incorporated in January 2005 in the State of Delaware.

We are currently headquartered in Richmond, California. We are a leading developer and manufacturer of human bionic exoskeletons and were founded after the University of California at Berkeley’s Robotics and Human Engineering Laboratory had a breakthrough in demonstrating human exoskeletons that are more energy efficient than previously thought possible.

We are pioneering the field of human exoskeletons to augment human strength, endurance and mobility. We design, develop and sell wearable robots, or “human exoskeletons,” that have applications in medical, military, industrial, and consumer markets. Our exoskeleton systems are strapped over the user’s clothing, enabling individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to walk again, permitting soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries, and allowing industrial workers to perform heavy duty work for extended periods.

We also have a collaborative partnership with Lockheed Martin Corporation to develop products for military applications.

Ekso Labs is the engineering services division of the Company and is primarily focused on technology development and future applications. In essence it is an exoskeleton laboratory that continually integrates emerging technologies into new product applications and expands on it with our partners. Ekso Labs develops intellectual property through research grants from government organizations, including the Department of Defense.

Liquidity

Largely as a result of significant research and development activities related to the creation of our advanced technology, we have incurred significant operating losses and negative cash flows from operations since inception. As of September 30, 2014, we had an accumulated deficit of $51.6 million and a stockholders’ deficit of $5.9 million.

The Company’s cash as of September 30, 2014 was $7.2 million compared to $11.0 million at June 30, 2014. During the three months ended September 30, 2104, the Company used $3.6 million of cash in operations compared to $5.6 million and $3.1 million for the three month periods ended March 31, 2014 and June 30, 2014, respectively. The Company believes its cash resources as of September 30, 2104 are sufficient to fund its current business plan, support operations, fund research and development and meet current obligations into the second quarter of 2015. See Note 14. Subsequent Events for a discussion of the issuer tender offer commenced by the Company on October 23, 2014.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at September 30, 2014, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying footnotes. These estimates include, but are not limited to: revenue recognition, useful lives assigned to long-lived assets, realizability of deferred tax assets, valuation of warrant liabilities, valuation of common and preferred stock options, and the valuation of common stock for purposes of determining stock-based compensation and contingencies. Actual results could differ from those estimates.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of September 30, 2014 and December 31, 2013.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign contracts.

As of September 30, 2014, we had one customer with accounts receivable balances totaling 10% or more of our total accounts receivable (24%), compared with two customers as of December 31, 2013 (28% and 19%).

In the three months ended September 30, 2014, we had three customers with sales balances of 10% or more of our total customer sales (19%, 17%, and 17% ), compared with two customers in the three months ended September 30, 2013 (22% and 16%). In the nine months ended September 30, 2014, we had one customer with a sales balance of 17% of our total customer sales compared to one customer in the nine months ended September 30, 2013 (13%).

Common Stock Warrants

We account for the common stock warrants issued in connection with our Merger, (see Note 3, The Merger, Offering and Other Related Matters) in accordance with the guidance in Accounting Standards Codification (“ASC”) 815-40. Under ASC 815-40, the warrants do not meet the criteria for equity treatment and are recorded as a liability. The warrants have an anti-dilution clause that allows for a decrease in the exercise price of the warrants if the Company issues additional shares of common stock without consideration or for consideration per share less than the common stock warrant’s exercise price. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of the Merger and will re-measure the warrants at each balance sheet date until they are exercised or they expire. Any change in the fair value is recognized as a gain (loss) on warrant liability in our consolidated statement of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. Management is still in the process of assessing the impact of ASU 2014-09 on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, Compensation – Stock Compensation. ASU No. 2014-12 relates to share-based payments in which the terms of the award provide that a performance target that affects vesting that could be achieved after the requisite service period is to be treated as a performance condition. ASU No. 2014-12 is effective for annual reporting periods beginning on or after December 15, 2015 and early adoption is permitted. Management is still in the process of assessing the impact of ASU 2014-12 on the Company’s consolidated financial statements.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. Under ASU No. 2014-15, an entity’s management is to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable. If such conditions are identified, management is to consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt, with the findings disclosed in the financial statements of the entity. ASU No. 2014-15 is effective for annual reporting periods beginning on or after December 15, 2016 and early adoption is permitted.

3. The Merger, Offering and Other Related Transactions

As used in these notes to the financial statements, the term “the Company” refers to Ekso Bionics Holdings, Inc. formerly known as PN Med Group, Inc., and its wholly-owned subsidiaries, including Ekso Bionics, Inc. after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger.

Holdings was incorporated in the State of Nevada on January 30, 2012, as a distributor of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. At the time of the Merger, Holdings was a “shell company” as defined in Rule 12b-2 of the Exchange Act. Holdings’ fiscal year end was previously March 31 but was changed to December 31 in connection with the Merger.

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

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, Holdings transferred all of its pre-Merger operating assets and liabilities to a newly formed wholly-owned special-purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to two individuals who were the pre-Merger majority stockholders of Holdings and Holdings’ former officers and sole director (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of all shares of Holdings’ common stock held by such individuals (which were cancelled and resumed the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounting for Reverse Merger

Ekso Bionics, as the accounting acquirer, recorded the merger as the issuance of stock for the net monetary assets of Holdings accompanied by a recapitalization. This accounting was identical to that resulting from a reverse merger, except that no goodwill or intangible assets were recorded. The historical financial statements of Holdings before the Merger have been replaced with the historical financial statements of Ekso Bionics before the Merger in filings with the SEC subsequent to the Merger, including this filing. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Retroactive Conversion of all Share and Per Share Amounts

In accordance with reverse merger accounting guidance, amounts for Ekso Bionics’ historical (pre-merger) common stock, preferred stock and warrants and options to purchase common stock including share and per share amounts have been retroactively adjusted using their respective exchange ratios in these financial statements, except for the pre-Merger amounts shown in the Statement of Stockholders’ Deficit or unless otherwise disclosed. The conversion ratios were 1.5238, 1.6290, 1.9548 and 1.9548 for shares of common stock, Series A preferred stock, Series A-2 preferred stock and Series B preferred stock, respectively.

Private Placement Offering and Repayment of 2013 Bridge Note

As more fully discussed in Note 8, Capitalization and Equity Structure, during January and February 2014, in connection with the Merger, the Company completed multiple closings of a private placement offering (the “PPO”) of 30,300,000 Units (as described below) at a purchase price of $1.00 per Unit, consisting of the sale of 25,300,000 Units for a total of $25,300,000 in cash proceeds and the conversion of senior secured convertible notes issued by Ekso Bionics in November 2013 into 5,000,000 Units and additional warrants to purchase 2,500,000 shares of common stock. The Units consist of one share of common stock and a warrant to purchase one share of stock in the Company.

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

4. Fair Value Measurements

We record our financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. We consider a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 assets or liabilities requires the use of significant management judgments or estimation.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Our fair value hierarchies for our financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2014
Liabilities:
Warrant liability	$11,819,450	$–	$–	$11,819,450

December 31, 2013
Liabilities:
Warrant liability	$377,747	$–	$–	$377,747
Convertible debt	$5,062,417	$–	$–	$5,062,417

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities, which were measured at fair value on a recurring basis.

	Warrant liability	Convertible debt
Beginning balance December 31, 2013	$377,747	$5,062,417
Transfer to equity upon settlement	(377,747)	(5,062,417)
Fair value of warrants on date of issuance	10,613,550	–
Change in fair value of warrants during the period	1,205,900	–
Ending balance September 30, 2014	$11,819,450	$–

The fair value of each warrant was determined using a lattice model with the following assumptions:

September, 30 2014
Dividend yield	–
Risk-free interest rate	0.72-1.53%
Current share price	$0.84
Expected term (in years)	2.30-4.30
Volatility	65-70%
Periodic rate	0.17-66%
Periods in the model	10

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Customer deposits, advances, deferred revenues, and deferred unit costs consist of the following:

	September 30, 2014	December 31, 2013

Customer deposits and advances	$362,062	$443,436
Deferred Ekso unit revenues	4,943,023	3,462,980
Deferred service, leasing and software revenues	1,589,431	721,921
Customer advances and deferred revenues	6,894,516	4,628,337
Less current portion	(3,454,906)	(2,419,226)
Customer advances and deferred revenues, non-current	$3,439,610	$2,209,111

Deferred Ekso unit costs	$3,112,952	$1,571,897
Less current portion	(1,369,087)	(768,599)
Deferred cost of revenue, non-current	$1,743,865	$803,298

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013

Salaries, benefits and related expenses	$839,832	$657,628
Professional fees	274,389	421,966
Warranty expense	140,335	288,110
Taxes	67,404	62,283
Other	–	812
Total	$1,321,960	$1,430,799

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

The Senior Note Payable was interest-only for the first nine months, after which it converted into a fully-amortizing 30-month term note. The Senior Note Payable was secured by substantially all of our assets, including accounts receivable, inventories, property and equipment, and intangible assets, including intellectual property. This security interest terminated upon our payment of the Senior Note Payable in January 2014.

Under the 2011 agreement, the Lender received warrants to purchase 128,570 shares of our Series A convertible preferred stock.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the 2012 amendment, the Lender received additional warrants to purchase shares of Series B convertible preferred stock.

On January 15, 2014, upon the closing of the Merger and the private placement financing discussed in Note 3, The Merger, Offering and Other Related Transactions, the Senior Note Payable was settled with proceeds from the initial closing of our private placement offering, and the warrants to purchase preferred stock issued to the Lender were exchanged for warrants to purchase common stock, which warrants remain outstanding. As of September 30, 2014 and December 31, 2013, the outstanding principal of the loan amounted to $0 and $2,344,302, respectively.

2013 Convertible Bridge Notes

In November 2013, in anticipation of the Merger and related PPO, Ekso Bionics completed a private placement to accredited investors of $5,000,000 of its senior subordinated secured convertible notes (the “2013 Bridge Notes”). The 2013 Bridge Notes bore interest at 10% per annum and were payable on July 15, 2014, subject to earlier conversion as described below. Interest on the 2013 Bridge Notes was paid at maturity, provided that upon conversion of the 2013 Bridge Notes accrued interest was forgiven.

We determined that the 2013 Bridge Notes should be recorded at fair market value at inception and re-measured at each subsequent reporting period. The 2013 Bridge Notes were secured by a second priority security interest on all of our assets, subject to certain limited exceptions. This security interest terminated upon conversion of the 2013 Bridge Notes in connection with the Merger and PPO.

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

As of September 30, 2014 and December 31, 2013, the outstanding principal of the notes amounted to $0 and $5,062,417 including accrued interest of $0 and $62,417, respectively.

Other Notes Payable

We also financed certain leasehold improvements to our Richmond, California facility. As of September 30, 2014 and December 31, 2013, the outstanding principal on the loan was $115,297 and $144,041, respectively. In addition, the Company has a long-term capital lease obligation of $13,847.

8. Capitalization and Equity Structure

Merger Agreement, Recapitalization and PPO

As discussed in Note 3. The Merger, Offering and Other Related Transactions, on January 15, 2014 (the “Closing Date”), Ekso Bionics, Acquisition Sub and Holdings entered into the Merger Agreement and the Merger closed on the same date. Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, which was the surviving corporation and thus became a wholly-owned subsidiary of Holdings. The Merger, PPO and other related transactions are described more fully in our Form 8-K/A filed with the SEC on March 31, 2014.

Share Exchanges

At the closing of the Merger, all of the outstanding capital stock of Ekso Bionics was exchanged for an aggregate of 42,615,556 shares of our common stock.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Upon the closing of the Merger and the PPO, the $5,000,000 in outstanding principal of the 2013 Bridge Notes automatically converted into Units at a conversion price of $1.00 per Unit, and investors in the 2013 Bridge Notes received warrants to purchase 2,500,000 shares of common stock at an exercise price of $1.00 per share for a term of three years (the “Bridge Warrants”). The Bridge Warrants have weighted average anti-dilution protection, subject to customary exceptions.

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

Investors in the Units have weighted average anti-dilution protection with respect to the shares of common stock included in the Units if within 24 months after the final closing of the PPO the Company issues additional shares of common stock or common stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2014 Equity Incentive Plan) for consideration per share less than $1.00. The PPO warrants have weighted average anti-dilution protection, subject to customary exceptions.

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

Summary Capitalization Subsequent to Merger and PPO

The Company’s authorized capital stock at September 30, 2014 consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At September 30, 2014, 78,584,173 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Options on Common Stock

Options to purchase an aggregate of 9,910,969 shares of our common stock have been issued and are outstanding under the 2014 Equity Incentive Plan, as described in Note 9. Stock-based Compensation Plans and Awards:

Warrants

As of the September 30, 2014:

•	The Bridge Warrants entitle their holders to purchase 2,500,000 shares of common stock, with a term of three years and an exercise price of $1.00 per share.

•	The Bridge Agent Warrants entitle their holders to purchase 500,000 shares of common stock, with a term of five years and an exercise price of $1.00 per share.

•	The PPO Warrants entitle their holders to purchase 30,300,000 shares of common stock, with a term of five years and an exercise price of $2.00 per share.

•	The PPO Agent Warrants entitle their holders to purchase 2,530,000 shares of common stock, with a term of five years and an exercise price of $1.00 per share.

•	Holders of warrants to purchase Ekso Bionics, Inc. common stock prior to the Merger hold warrants to purchase 621,363 shares of common stock, which expire on various dates from June 1, 2022 to August 30, 2023 and have an exercise price of $1.38 per share. These warrants may, at the option of the holders, be exercised on a “cashless exercise” basis, which means that in lieu of paying the aggregate exercise price for the shares being purchased upon exercise of the warrants for cash, the holder will forfeit a number of shares underlying the warrants with a “fair market value” equal to such aggregate exercise price. We will not receive additional proceeds to the extent these warrants are exercised on a “cashless exercise” basis.

•	Other warrants entitle their holders to purchase 225,000 shares of common stock, with a term of three years and an exercise price of $1.00 per share.

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

See Note 14. Subsequent Events for additional information concerning the Company’s outstanding warrants, including a discussion of the issuer tender offer with respect to the PPO Warrants commenced by the Company on October 23, 2014.

9. Stock-based Compensation Plans and Awards

In January 2014, the Board of Directors adopted the 2014 Equity Incentive Plan. In connection with the Merger, options previously issued under the 2007 Equity Incentive Plan were converted into options to purchase shares of the Company’s common stock under the 2014 Equity Incentive Plan. Under the terms of the 2014 Equity Incentive Plan, the Board of Directors may award stock, options, or similar rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any other security with the value derived from the value of the shares. Such awards include stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about the Company’s stock outstanding at September 30, 2014, and activity during the nine-month period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2013	7,555,327	$0.45
Options granted	3,461,391	$1.35
Options exercised	(228,306)	$0.31
Options forfeited	(749,901)	$1.13
Options cancelled	(127,542)	$0.47
Balance as of September 30, 2014	9,910,969	$0.72	7.45	$2,704,099
Vested and expected to vest at September 30, 2014	9,276,442	$0.69	7.34	$2,645,583
Exercisable as of September 30, 2014	4,710,443	$0.41	5.87	$2,093,011

As of September 30, 2104, total unrecognized compensation cost related to unvested stock options was $2.4 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations over the remaining weighted average vesting period of 2.58 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014	2013
Expected life (in years)		_	9.87	6.08-10.0	5.0-6.0
Risk-free interest rate		_	2.61%	1.74-2.61%	0.83-1.68%
Expected volatility		_	66%	65.66-66.46%	68%
Expected dividend yield		_	0%	0%	0%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Stock-based compensation expenses:
Sales and marketing	$8,798	$29,855	$259,734	$80,421
Research and development	36,143	20,909	126,039	55,990
General and administrative	72,389	56,869	424,626	141,744
	$117,330	$107,633	$810,399	$278,155

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2014 was less than one percent based on the estimated tax loss for the fiscal year. There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2014 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

11. Commitments and Contingencies

Contingencies

In the normal course of business, we may be subject to various legal matters. As of September 30, 2014, we were not a party to any legal matters that could have a material affect on our consolidated financial position, results of operations or cash flows.

Material Contracts

We enter into various license, research collaboration and development agreements which provide for payments to us for government grants, fees, cost reimbursements typically with a markup, technology transfer and license fees, and royalty payments on sales. As of September 30, 2014, we were not a party to any agreements that were not in the normal course of our business.

In connection with the PPO, we entered into a Registration Rights Agreement, pursuant to which we agreed that promptly, but no later than 90 calendar days from the final closing of the PPO, the Company would file a registration statement with the SEC (the “Registration Statement”) covering the resale of (a) the shares of common stock issued in the PPO (including those issued upon conversion of the Bridge Notes), (b) the shares of common stock issuable upon exercise of the Bridge Warrants, (c) the shares of common stock issuable upon exercise of the PPO Warrants, and (d) the shares of common stock underlying Bridge Agent Warrants and PPO Agent Warrants (the “Registrable Shares”). On June 9, 2014, we filed the Registration Statement on Form S-1/A (No. 333-195783) and on June 20, 2014 the Registration Statement was declared effective.

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

The Liquidated Damages consist of payment to each holder of Registrable Securities in an amount equal to 1.0% of the PPO offering price per share for each full month that the Registration Statement is not effective, up to a maximum of 8% of the PPO offering price per share (the “Liquidated Damages”). As of September 30, 2014, we have determined that it is very unlikely that we will incur liquidation damages and as such have not established a liability for liquidated damages.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by adjusting the numerator and denominator of the basic net income (loss) per share to gives effect to all potentially dilutive common shares. The potentially dilutive securities include stock options and warrants. Diluted net income (loss) per share also gives effect to potential adjustments to the numerator for changes resulting from the revaluation of warrants to fair value for the period, even if the Company is in a net loss position, if the effect would result in more dilution.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Numerator:
Net income (loss) used to compute net income (loss) per share
Basic	$12,024,361	$(1,893,924)	$(13,614,016)	$(9,090,634)
Less gain on change in fair value of warrant liability	(15,773,100)	–	–	–
Diluted, as adjusted	$(3,748,739)	$(1,893,924)	$(13,614,016)	$(9,090,634)

Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss) per share
Basic	78,513,144	21,085,283	74,943,169	20,937,488
Dilutive effect of warrants	750,653	–	–	–
Dilutive effect of stock options	4,072,574	–	–	–
Diluted, as adjusted	83,336,371	21,085,283	74,943,169	20,937,488

Net income (loss) per share, basic	$0.15	$(0.09)	$(0.18)	$(0.43)
Net loss per share, diluted	$(0.04)	$(0.09)	$(0.18)	$(0.43)

The following potential common shares and warrants outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Options to purchase common stock	–	7,335,135	3,724,529	7,335,135
Warrants	–	–	8,407,084	–
Total common stock equivalents	–	7,335,135	12,131,613	7,335,135

A total of 5,280,368 shares of common stock held by pre-Merger stockholders of Holdings as described in Note 3, The Merger, Offering and Other Related Transactions, have been retroactively reflected as outstanding for the three and nine months ended September 30, 2014 and 2013 for purposes of determining the basic and diluted net loss per share in the accompanying Condensed Consolidated Statements of Operations.

13. Segment Disclosures

We have two reportable segments, Engineering Services and Medical Devices. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where we use our robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as the United States Special Operations Command, the Defense

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Advanced Research Projects Agency and the National Science Foundation. The Medical Devices segment designs, engineers, and manufactures and sells exoskeletons for applications in the medical markets.

We evaluate performance and allocate resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the other manufactures and distributes a unique product. We do not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	Engineering	Medical
	Services	Devices	Total
Three months ended September 30, 2014
Revenue	$799,884	$788,299	$1,588,183
Cost of revenue	529,657	578,737	1,108,394
Gross profit (loss)	$270,227	$209,562	$479,789

Three months ended September 30, 2013
Revenue	$417,082	$416,682	$833,764
Cost of revenue	287,468	245,575	533,043
Gross profit	$129,614	$171,107	$300,721

Nine months ended September 30, 2014
Revenue	$1,841,355	$2,005,592	$3,846,947
Cost of revenue	1,431,802	1,410,285	2,842,087
Gross profit	$409,553	$595,307	$1,004,860

Nine months ended September 30, 2013
Revenue	$1,375,010	$1,138,995	$2,514,005
Cost of revenue	1,018,801	775,007	1,793,808
Gross profit	$356,209	$363,988	$720,197

Geographic information for revenue based on location of customer is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

North America	$1,271,149	$700,316	$3,102,292	$2,195,004
Europe, Middle East Asia	317,034	133,448	744,655	319,001
	$1,588,183	$833,764	$3,846,947	$2,514,005

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Subsequent Events

On October 23, 2014, the Company commenced an issuer tender offer with respect to certain warrants to purchase common stock of the Company in order to provide the holders thereof with the opportunity to amend and exercise their warrants upon the terms and subject to the conditions set forth in the Company’s tender offer statement on Schedule TO and the related exhibits included therein (the “Offering Materials”) filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2014.

The Company is offering to amend, upon the terms and subject to the conditions set forth in the Offering Materials, warrants to purchase an aggregate of 30,300,000 shares of common stock of the Company (the “Offer to Amend and Exercise”), consisting of outstanding warrants to purchase 30,300,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $2.00 per share, issued to investors participating in the Company’s private placement financing with respect to which closings occurred on January 15, 2014, January 29, 2014 and February 6, 2014 (the “PPO Warrants”).

Pursuant to the Offer to Amend and Exercise, the PPO Warrants of holders who elect to participate in the Offer to Amend and Exercise will be amended (the “Amended Warrants”) to: (i) reduce the exercise price to $1.00 per share of common stock in cash, (ii) shorten the exercise period so that they expire concurrently with the expiration of the Offer to Amend and Exercise at 9:00 p.m. (Pacific Time) on November 20, 2014, as such expiration date may be extended by the Company in its sole discretion (the “Expiration Date”), (iii) delete any price-based anti-dilution provisions; (iv) restrict the ability of the holder of shares issuable upon exercise of the Amended Warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of fifty (50) days after the Expiration Date (the “Lock-Up Period”); and (v) provide that a holder, acting alone or with others, will agree not to effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

The purpose of the Offer to Amend and Exercise is to encourage the amendment and exercise of the PPO Warrants by significantly reducing both the exercise price and the exercise period of the PPO Warrants in order to help the Company reduce its outstanding warrant liability and to provide funds to support the Company’s operations.

The Company believes the Offer to Amend and Exercise will help the Company reduce the warrant liability recorded by the Company on its financial statements, which is an impediment to the Company’s longer term goal to pursue a listing of its common stock on a national securities exchange. Due to the price-based weighted-average anti-dilution provisions contained in the PPO Warrants, the Company is required to record a derivative liability on its balance sheet each fiscal quarter for these warrants for so long as they are not exercised and have not expired. In addition, the Company is required to record any change in the value of the warrants on a quarterly basis. The warrant liability is primarily affected by changes in the Company’s stock price, which causes the warrant liability to fluctuate as the market price of the Company’s stock fluctuates. The warrant liability required to be recorded by the Company may have the adverse effect of substantially reducing the Company’s stockholders’ equity. The initial listing standards applicable to the Company for both the NYSE MKT and NASDAQ require that a company meet minimum stockholders’ equity requirements.

The Company plans to use the net proceeds from the Offer to Amend and Exercise to fund its ongoing operations, including the Company’s efforts to accelerate adoption of its EksoTM in the medical rehabilitation market, to develop its medical product offerings for use outside the rehabilitation environment, and to explore opportunities in able-bodied exoskeleton applications on its own or with partners.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. The following factors, among others, including those described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014, could cause our future results to differ materially from those expressed in the forward-looking information:

•	the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related impacts on our profitability and cash position;
•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to achieve broad customer adoption of our products and services;
•	existing or increased competition;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	the scope, validity and enforceability of our and third party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our customers’ ability to get third party reimbursement for our products and services associated with them;
•	our failure to implement our business plan or strategies;
•	our ability to retain or attract key employees;
•	our ability to obtain funding necessary to fund operations and to develop or enhance our technology;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting; and
•	overall economic and market conditions.

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

Overview

We are pioneering the field of human robotic exoskeletons to augment human strength, endurance and mobility. The Company designs, develops and sells wearable robots, or “human exoskeletons,” that have applications in medical, military, industrial, and consumer markets. Our exoskeletons systems are strapped over the user’s clothing, enabling individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to walk again; permitting soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries; and allowing industrial workers to perform heavy duty work for extended periods.

Since we sold our first medical devices in 2012, the Ekso GTTM, or “Ekso device” has been placed in use at seven of the top 10 rehabilitation centers in the United States ranked by U.S. News and World Report as among the best for addressing challenging cases and procedures in surveys conducted with medical rehabilitation specialists in 2011, 2012 and 2013. As of September 30, 2014, we have shipped approximately 95 devices to approximately 72 rehabilitation centers and individual users for rehabilitation.

We have established an extensive intellectual property portfolio that includes eight patents that have been granted, 19 patent applications that are currently pending (which means a complete patent application has been filed with the applicable patent authority and additional action is pending), and seven provisional patents (which means that we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application). All but three of the patents are either solely owned by or exclusively licensed to us. Many of these have also been filed internationally as appropriate for their respective subject matter and have begun to issue. Our patent portfolio includes product and method type claims, since the devices that we produce and the processes performed by those devices are patentable. Our patents encompass technologies relevant to our devices, including medical exoskeletons, commercial exoskeletons, actuators, and strength-enhancing exoskeletons. The earliest priority date reaches back to 2003, and new applications continue to be filed.

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

Strategy

Ekso Bionics exists to apply technological breakthroughs to the advancement of human motion. From the disabled to those who need help achieving feats beyond natural capability, we develop bionics “For the Human Endeavor”. We design and develop wearable robotic exoskeletons to augment human strength, endurance, and mobility. The intellectual property that enables this for multiple vertical markets is created in our Ekso Labs group. The first technology developed by this group was the Human Universal Load Carrier or “HULC TM” military technology. The commercialization of that technology was started by entering into a licensing arrangement with Lockheed Martin. The second technology developed by this group was the Ekso GT medical technology. This technology’s commercialization was begun by building an internal medical device business. It is our belief that as adoption of exoskeletons for medical devices grows, it will open the path to other vertical markets, such as home medical, industrial and consumer applications, to be commercialized.

Our long-term goal in the medical market is to have one million persons stand and walk in EksoTM exoskeletons by February 2022. We plan to achieve this goal by initially focusing on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States, Europe and Asia. There are approximately 5,700 registered hospitals in the U.S., providing services to the 12,000 to 14,000 spinal cord injury (“SCI”) incidences per year and approximately 650,000 persons who survive a stroke per year. It is estimated that there are approximately 7,000,000 persons who have survived a stroke. In Europe there are approximately 12,000 public and private hospitals, of which an estimated 4,600 are classified as acute care facilities.

In February 2012, we sold the first Ekso device, a human exoskeleton for people with complete SCIs. Since then we launched our Variable Assist software and announced our newest hardware platform, Ekso GT. The Variable Assist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. The Ekso GT builds on the experience of the Ekso device and incorporates the Variable Assist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and other neurological disorders.

We believe that our development efforts related to the commercialization of exoskeletons outside of our current medical applications will likely result in technology that can also be used to advance our Ekso device for medical use, including potentially, making possible a unit that can be used by individuals in the home.

Regulatory Plans

Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines or general controls, which include compliance with the applicable portions of the FDA's Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

Class II devices are those which are subject to the general controls and may require adherence to certain performance standards or other special controls (as specified by the FDA) and premarket clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification procedure. For most Class II devices, the manufacturer must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a legally marketed “predicate” device.

If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. The FDA’s 510(k) clearance process usually takes from three to 12 months. However, clearance may take longer as the FDA can request additional information about the device. For example, the FDA may require clinical data to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements, known as premarket approval.

The Company’s Ekso GT robotic exoskeleton has been registered and listed as a Powered Exercise Equipment device (Class I) since February 2012. During that time, there have been no reportable events in the device’s commercial lifetime, indicating a risk profile in line with its classification. The indications for use of the Company’s Ekso robotic exoskeleton and their presentation in device labeling and promotional material have remained consistent.

On June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. This new product classification was designated as being Class II. Given the new product classification, the Company has determined to file with the FDA a 510(k) premarket notification seeking clearance to market the current device under the new Powered Exoskeleton device classification and expects to make this filing in the fourth quarter of 2014, unless otherwise directed by the FDA as discussed below.

On October 24, 2014, the Company received a letter from the FDA confirming that the Company is not exempt from filing a premarket notification and requesting a meeting between the Company and the FDA to discuss the Company’s “plans to submit a 510(k) for the Ekso powered exoskeleton.” The Company is scheduled to meet with the FDA by the end of November and may defer filing its 510(k) premarket notification until such meeting(s) have occurred. There can be no assurance that our filing of a 510(k) for our Ekso GT will address the concerns that have been raised by the FDA or that the FDA will not require that the Company stop marketing the Ekso GT during the regulatory clearance process.

The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA. The Company believes that in situations where the class of a product has been elevated by the FDA, manufacturers are normally given ample time to seek clearance at the new class level.

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

Other than as noted below regarding the accounting for common stock warrants and accounting for convertible debt instruments, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Accounting for Common Stock Warrants

We account for the common stock warrants issued in connection with our Merger, See Note 3, The Merger, Offering and Other Related Matters, to our condensed, consolidated financial statements in accordance with the guidance in Accounting Standards Codification ASC 815-40. Under ASC 815-40, the warrants do not meet the criteria for equity treatment and are recorded as a liability. The warrants have an anti-dilution clause that allows for a decrease in the exercise price of the warrants if the Company issues additional shares of common stock without consideration or for consideration per share less than the common stock warrant’s exercise price. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of the merger and will re-measure the warrants at each balance sheet date until they are exercised or they expire. Any change in the fair value is recognized as a gain (loss) on warrant liability in our consolidated statement of operations.

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

Accounting for Convertible Debt Instruments

Accounting for convertible debt instruments was not deemed a critical accounting policy as of September 30, 2014 as our convertible debt obligations were discharged in full following the Merger. See Note 3, The Merger, Offering and Other Related Transactions to our condensed consolidated financial statements.

Results of Operations

The following tables present our results of operation for the periods indicated and as a percentage of total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three months ended September 30,
	2014($)	2014(%)(1)	2013($)	2013(%)(1)

Revenue:
Medical devices	$788,299	50%	$416,682	50%
Engineering services	799,884	50	417,082	50
Total revenue	1,588,183	100	833,764	100

Cost of revenue:
Cost of medical devices	578,737	36	245,575	29
Cost of engineering services	529,657	33	287,468	34
Total cost of revenue	1,108,394	70	533,043	64

Gross profit	479,789	30	300,721	36

Operating expenses:
Sales and marketing	1,641,280	103	767,316	92
Research and development	1,096,380	69	453,168	53
General and administrative	1,473,951	93	752,215	92
Total operating expenses	4,211,611	265	1,972,699	237

Loss from operations	(3,731,822)	(235)	(1,671,978)	(200)

Other income (expense):
Interest expense	(2,399)		(170,106)	(20)
Gain (loss) on warrant liability	15,773,100	993	(33,063)	(4)
Interest income	1,021	—	1,184	—
Other expense, net	(15,539)	(1)	(19,961)	(2)
Total other income (expense), net	15,756,183	992	(221,946)	(27)

Net income (loss)	$12,024,361	757%	$(1,893,924)	(227)%

(1)	Percent of revenue. Amounts may not sum due to rounding.

	Nine months ended September 30,
	2014($)	2014(%)(1)	2013($)	2013(%)(1)

Revenue:
Medical devices	$2,005,592	52%	$1,138,995	45%
Engineering services	1,841,355	48	1,375,010	55
Total revenue	3,846,947	100	2,514,005	100

Cost of revenue:
Cost of medical devices	1,410,285	37	775,007	31
Cost of engineering services	1,431,802	37	1,018,801	41
Total cost of revenue	2,842,087	74	1,793,808	71

Gross profit	1,004,860	26	720,197	29

Operating expenses:
Sales and marketing	5,021,668	131	3,238,834	129
Research and development	2,563,806	67	2,164,840	86
General and administrative	5,354,009	139	2,854,332	114
Total operating expenses	12,939,483	336	8,258,006	328

Loss from operations	(11,934,623)	(310)	(7,537,809)	(300)

Other income (expense):
Interest expense	(432,780)	(11)	(1,482,950)	(59)
Loss on warrant liability	(1,205,900)	(31)	(33,063)	(1)
Interest income	3,897	—	4,003	—
Other expense, net	(44,610)	(1)	(40,815)	(2)
Total other expense, net	(1,679,393)	(44)	(1,552,825)	(62)

Net loss	$(13,614,016)	(354)%	$(9,090,634)	(362)%

(1)	Percent of revenue. Amounts may not sum due to rounding.

The following tables present our revenue and operating expenses for the periods indicated.

Revenue

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	$ Change	2014	2013	$ Change

Medical devices	$788,299	$416,682	$371,617	$2,005,592	$1,138,995	$866,597
Engineering services	799,884	417,082	382,802	1,841,355	1,375,010	466,345
Total revenue	$1,588,183	$833,764	$754,419	$3,846,947	$2,514,005	$1,332,942

Three month comparison:

Medical device revenue increased $0.4 million, or approximately 89%, primarily due to an increase in recognized revenue as the number of medical device sales being amortized to revenue more than doubled compared to the same period in the prior year. The increase in medical device revenue was further driven by nearly $0.1 million higher software sales compared to the same period in the prior year. Engineering services revenue increased by $0.4 million, or approximately 92%, primarily due to $0.5 million of development services earned in the period compared to the prior year, offset by a $0.1 million decrease in government agency revenue.

Nine month comparison:

Medical device revenue increased $0.9 million, or approximately 76%, due to an increase in recognized revenue as the number of medical device sales being amortized to revenue more than doubled compared to the same period in the prior year. Engineering services revenue increased $0.5 million, or approximately 34%, primarily due to an increase of approximately $1.1 million in revenue primarily related to a federal agency contract, partially offset by $0.6 million in decreased revenue resulting from the completion of projects with other government agencies.

Costs and Expenses

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	$ Change	2014	2013	$ Change

Medical devices	$578,737	$245,575	$333,162	$1,410,285	$775,007	$635,278
Engineering services	529,657	287,468	242,189	1,431,802	1,018,801	413,001
Total revenue	$1,108,394	$533,043	$575,351	$2,842,087	$1,793,808	$1,048,279

Three month comparison:

Medical device cost of revenue increased $0.3 million, or approximately 137%, due to an increase in recognized cost of revenue related to the increase in medical device costs being amortized to revenue as noted above. Engineering services cost of revenue increased $0.2 million, or approximately 84%, primarily due to higher labor and materials costs related to the current federal agency contract which was substantially completed during the period.

Nine month comparison:

Medical device cost of revenue increased $0.6 million, or approximately 82%, due to an increase in recognized cost of revenue related to the increase in medical device costs being amortized to revenue as noted above. Engineering services cost of revenue increased $0.4 million, or approximately 41%, primarily due to an increase in costs related to the current federal agency contract, partially offset by lower costs related to the completion of projects with other government agencies noted above.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	$ Change	2014	2013	$ Change
Sales and marketing	$1,641,280	$767,316	$873,964	$5,021,668	$3,238,834	$1,782,834

Three month comparison:

Sales and marketing expenses increased $0.9 million, or approximately 114%, primarily due to higher employee-related costs due to increased headcount and, and to a lesser extent, an increase in travel costs.

Nine month comparison:

Sales and marketing expenses increased $1.8 million, or approximately 55%, primarily due to higher employee-related costs due to higher costs for compensation, travel and recruiting.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	$ Change	2014	2013	$ Change
Research and development	$1,096,380	$453,168	$643,212	$2,563,806	$2,164,840	$398,966

Three month comparison:

Research and development expenses increased by $0.7 million, or approximately 148%, primarily due to an increase in employee-related costs due to an increase in headcount compared to a year ago.

Nine month comparison:

Research and development expenses increased $0.4 million, or approximately 19%, due primarily to increase in compensation and other costs associated with engineering staffing.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	$ Change	2014	2013	$ Change
General and administrative	$1,473,951	$752,215	$721,736	$5,354,009	$2,854,332	$2,499,677

Three month comparison:

General and administrative expenses increased $0.7 million, or approximately 93%, primarily due to an increase of approximately $0.2 million in employee-related expenses driven primarily by temporary salary reductions implemented in 2013 that were not in effect in 2014. General and administrative expenses were also higher in the three months ended September 30, 2014 due to an increase of approximately $0.4 million in professional services fees primarily related to public company requirements and investor relations expenses.

Nine month comparison:

General and administrative expenses increased $2.5 million, or approximately 87%, primarily due to an increase of approximately $0.5 million in employee-related expenses driven primarily by higher compensation costs related to employee bonuses earned in January 2014 following the Merger, $0.4 of non-cash stock compensation charges, and by temporary salary reductions implemented in 2013 that were not in effect in 2014. General and administrative expenses were also higher in the nine months ended September 30, 2014 due to approximately $1.5 million in professional services fees primarily related to the merger, public company requirements and investor relations expenses.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	$ Change	2014	2013	$ Change

Interest income	$1,021	$1,184	$(163)	$3,897	$4,003	$(106)
Interest expense	(2,399)	(170,106)	167,707	(432,780)	(1,482,950)	1,050,170
Gain (loss) on warranty liability	15,773,100	(33,063)	15,806,163	(1,205,900)	(33,063)	(1,172,837)
Other expense, net	(15,539)	(19,961)	4,422	(44,610)	(40,815)	(3,795)
Total other income (expense), net	$15,756,183	$(221,946)	$15,978,129	$(1,679,393)	$(1,552,825)	$(126,568)

Three month comparison:

Total other income (expense), net increased by $16.0 million, or approximately 7,199%, primarily due to a $15.8 million non-cash gain related to the change in fair value of the warrant liability related to warrants issued in the private placement financing. The warrant liability recorded at fair value will fluctuate with changes in the price of our common stock resulting in a non-cash gain or loss during each financial reporting period. Additionally, total other income (expense), net increased due to lower interest expense related to the payment of our debt obligations as part of the private placement offering in January 2014.

Nine month comparison:

Total other income (expense), net reflected an increase in expense of $0.1 million, or approximately 8%, primarily due to a $1.2 million non-cash loss related to the change in fair value of the warrant liability related to warrants issued in the private placement financing. The warrant liability recorded at fair value will fluctuate with changes in the price of our common stock resulting in a non-cash gain or loss during each financial reporting period. This increase in total other income (expense), net was partially offset by lower interest expense related to the payment of our debt obligations as part of the private placement offering in January 2014.

Financial Condition, Liquidity and Capital Resources

We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and convertible and promissory notes, as well as from government research grant awards and strategic collaboration payments. As of September 30, 2014, we had discharged all but $0.1 million of our debt obligations.

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. As of September 30, 2014, we had working capital of $5.8 million, an accumulated deficit of $51.6 million and stockholders’ deficit of $5.9 million. For the three months ended September 30, 2014, we generated net income of $12.0 million primarily related to a $15.8 million gain on the change in fair value of the warrant liability related to warrants issued in the private placement financing. For the three months ended September 30, 2013, we incurred a net loss of $1.9 million. For the nine months ended September 30, 2014 and 2013, we incurred net losses of $13.6 million and $9.1 million, respectively.

Liquidity and Capital Resources

Since the Company’s inception, we have satisfied our operating cash requirements from proceeds associated with non-recurring engineering and development projects and from grants. More recently, beginning in December 2010, we financed our operations primarily through private placements of preferred stock and convertible debt sold principally to outside investors.

We sold approximately $8.0 million of preferred stock to outside investors between December 2010 and September 2011, and approximately $9.0 million of preferred stock to outside investors between December 2011 and March 2012. Between May 2013 and August 2013, we sold approximately $10.8 million of preferred stock with warrants to purchase common stock. In November 2013, we secured $5.0 million through the issuance of convertible bridge notes, which were subsequently converted into common stock and common stock warrants in our January 2014 private placement offering when we raised an additional $25.3 million (excluding the conversion of the November 2013 convertible bridge notes) from January 15 through February 6, 2014 (the “PPO”). We believe that the Merger will provide additional opportunities to issue securities and raise capital in the future.

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

The Company’s cash as of September 30, 2014 was $7.2 million compared to $11.0 million at June 30, 2014. During the three months ended September 30, 2104, the Company used $3.6 million of cash in operations compared to $5.6 million and $3.1 million for the three month periods ended March 31, 2014 and June 30, 2014, respectively. The Company believes its cash resources as of September 30, 2104 are sufficient to fund its current business plan, support operations, fund research and development and meet current obligations into the second quarter of 2015.

On October 23, 2014, the Company commenced an issuer tender offer with respect to certain warrants to purchase common stock of the Company (the “Offer to Amend and Exercise”) in order to provide the holders thereof with the opportunity to amend and exercise their warrants upon the terms and subject to the conditions set forth in the Company’s tender offer statement on Schedule TO and the related exhibits included therein (the “ Offering Materials”) filed with the Securities and Exchange Commission (the “SEC”) (See Note 14 - Subsequent Events to our financial statements).

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	Nine Months Ended
	September 30,
	2014	2013

Cash, beginning of period	$805,306	$1,738,662
Net cash used in operating activities	(12,295,164)	(6,761,753)
Net cash used in investing activities	(813,702)	(49,627)
Net cash provided by financing activities	19,479,828	5,299,816
Cash, end of period	$7,176,268	$227,098

Net Cash Used in Operating Activities

For the nine months ended September 30, 2014, net cash used in operating activities was $12.3 million. This consisted primarily of our net loss of $13.6 million and was partially offset by non-cash charges totaling $2.7 million which primarily related to the loss on warrant liability of $1.2 million, $0.8 million in stock-based compensation expense, and $0.5 million of depreciation and amortization expense. Net cash used in operating activities was also negatively impacted by increases of $1.4 million in accounts receivable, and $1.5 million in deferred cost of revenue, along with a positive impact of an increase of $2.3 million in customer advances and deferred revenue related to an increase in medical devices shipped year over year.

For the nine months ended September 30, 2013, net cash used in operating activities was $6.8 million. This consisted primarily of our net loss of $9.1 million offset by non-cash charges totaling $1.7 million, which primarily related to a $0.8 million adjustment to record our convertible note at fair value, $0.3 million in amortization of debt discounts and accrued interest, and $0.3 million of depreciation and amortization expense. Net cash used in operating activities was also negatively impacted by a $0.3 million increase in inventories, $0.4 million in deferred cost of revenue, along with a positive impact of an increase of $1.3 million in customer advances and deferred revenue related to an increase in medical devices shipped year over year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.8 million and $0.1 during the nine months ended September 30, 2014 and 2013, respectively. In 2014, net cash used in investing related primarily to $0.9 million of equipment purchases, offset by the proceeds from a note receivable of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19.5 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash for 2014 was primarily due to the proceeds from the issuance of common stock of approximately $22.0 million, partially offset by payments of $2.5 million for notes payable. The increase in cash for 2013 was primarily related to proceeds from the issuance of convertible debt and convertible preferred stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As previously reported, as of December 31, 2013, our management at the time concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that there were control deficiencies with respect to our financial reporting that constituted a material weakness, which are discussed below. Since the Merger, management has taken a number of steps to put in place disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Specifically, during the third quarter of 2014, the Company has continued to implement additional and improved disclosure controls and procedures, including policies and procedures regarding information gathering, the preparation and review of current and periodic reports and periodic review of the Company’s disclosure controls and procedures. Although we have made progress remediating the deficiencies in our disclosure controls and procedures, the Company has not finished implementing the disclosure controls and procedures necessary to make our disclosure controls and procedures effective, and consequently, as of September 30, 2014, our management concluded that our disclosure controls and procedures are not yet effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the first quarter of 2014, we began taking numerous steps to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional accounting and finance personnel and establishment of an independent Audit Committee. We continued these efforts in the second and third quarter of 2014 by implementing processes related to cash and spending controls and continuing to improve the documentation of our processes and procedures. Our remediation activities are not complete and we continue to strengthen the operation of our controls, and we may need to effectively implement these controls for one or more quarter before we can conclude that the material weakness has been remediated. Except as described herein, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

During the three months ended September 30, 2014 we were not a party to legal proceedings that could have a material affect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

An investment in our securities involves a risk of loss. You should carefully consider the information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2014. Except as set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Plans section of this Quarterly Report on Form 10-Q there have been no material changes to the Risk Factors described in our Current Report on Form 8-K/A filed with the SEC on March 31, 2014.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of the Chief Executive Officer

32.2*	Section 1350 Certification of the Chief Financial Officer

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: November 12, 2014	By:	/s/ Nathan Harding
Nathan Harding
Chief Executive Officer

Date: November 12, 2014	By:	/s/ Max Scheder-Bieschin
Max Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

