Form 10-K
period 2014-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2015-03-19
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-181229

Ekso Bionics Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1414 Harbour Way South, Suite 1201 Richmond, California 94804 (Address of Principal Executive Offices) (Zip Code)

Registrants' telephone number, including area code: (203) 723-3576

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐    Non-accelerated filer  ☒ Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $75,380,000 based on the last sale price for such stock on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 13, 2015 the registrant had 101,867,766 outstanding shares of common stock.

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of human exoskeletons, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our beliefs regarding the potential for commercial opportunity for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of medical devices and the healthcare industry, the results of clinical studies or trials, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I

Item 1.    BUSINESS

Corporate History

We were incorporated as PN Med Group Inc. in Nevada on January 30, 2012. Prior to the Merger and Split-Off (each as defined below), our business was to distribute medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics throughout the country of Chile.

On January 15, 2014, our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014 (“Acquisition Sub”) merged (the “Merger”) with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005 (“Ekso Bionics”). Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary. All of the outstanding Ekso Bionics stock was converted into shares of our common stock.

In connection with the Merger and pursuant to a split-off agreement and general release, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 17,483,100 shares of our common stock (the “Split-Off”).

As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Ekso Bionics, and have continued the existing business operations of Ekso Bionics as a publicly-traded company under the name Ekso Bionics Holdings, Inc.

In this report, the “Company”, “we”, “its” and “our” refer to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries, and “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger. Ekso GTTM and HULCTM are trademarks of Ekso Bionics Holdings, Inc. All other trademarks that may appear in this report are the property of their respective owners.

Overview

The Company designs, develops and sells wearable “bionic human exoskeletons” that have applications in healthcare, industrial, military, and consumer markets. Our exoskeletons systems are strapped over the user’s clothing and augment human strength, endurance and mobility. These systems serve multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We or our partners have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to rehabilitate and to walk again; (b) allow industrial workers to perform heavy duty work for extended periods; and (c) permit soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries.

Selected Milestones – Exoskeletons for Medical and Wellness:

•	In February 2012, we sold our first human exoskeleton suit for medical applications, called Ekso™, to a rehabilitation center for use by patients with complete spinal cord injuries (“SCI”).

•	In July 2013, we delivered a key technology upgrade for Ekso called Variable Assist, expanding the potential user population by adding utility for incomplete SCI patients, stroke patients and patients with related neurological disorders (such as Multiple Sclerosis, Parkinson’s Disease, and Cerebral Palsy) who can benefit from gait training and rehabilitation.

•	In December 2013, we delivered our first Ekso GT (gait training), a new generation Ekso with added hardware and software functionality, including Variable Assist.

•	In November 2014, we licensed certain of our intellectual property to OttoBock for the development of next generation prosthetics and related mobility assistive devices.

•	As of December 31, 2014, we had sold or rented over 110 Ekso systems to over 80 customers. We know from our Ekso Pulse (real-time data capture system) and other sources that total steps walked in Ekso units were over 17 million.

Selected Milestones - Able-bodied Exoskeletons

•	In 2009, we signed our first agreement with Lockheed Martin Corporation (“Lockheed”) establishing the companies’ collaborative partnership to ruggedize and commercialize a human exoskeleton for military and other able-bodied applications. In July 2013, we entered into a new agreement with Lockheed to further enable exoskeleton development in non-medical applications.

•	In 2013, Lockheed leased its first FORTIS units – based on our technology - to the U.S. Navy. In 2014, Lockheed sold its first units to the U.S. Navy. These commercial transactions triggered the first royalty payments received by us.

•	In early 2014, U.S. Special Operations Command awarded us a Phase I contract to participate in the development of their Tactical Assault Light Operator Suit (TALOS) project. In January 2015, we were awarded a participation in Phase II of the TALOS project.

•	In October 2014, we were selected by Boston Dynamics, a subsidiary of Google, to continue developing technologies for Defense Advanced Research Projects Agency's (DARPA's) Warrior Web Task A project.

•	In December 2014, we introduced our first prototype of a passive (un-powered) load-bearing exoskeleton for aiding heavy construction, industrial and maintenance workers engaged in tasks with low, steady, loads such as grinding, blasting, drilling and welding.

Market Growth Drivers for Exoskeleton Technology

We believe the commercial opportunity for exoskeleton systems is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. At the Company, we believe we have learned how to integrate these existing technologies and wrap the result around a human being. We believe that some of the key drivers that have led to the early commercialization of exoskeletons have been:

•	The invention of ultra-low-power exoskeleton technology (by the Company), permitting exoskeletons to be designed and constructed in a way that allowed all anthropomorphic movements but did not use power to carry the exoskeletons weight or the weight of loads put upon them. We estimate this dropped the expected power consumption of able-bodied exoskeletons by close to 1,000x.

•	Lithium ion battery technology energy densities increased sufficiently to allow the mechanical assistance provided by human exoskeletons to approach the power output of human beings (average around 100W) without adding impractical amounts of battery mass.

•	Processing power of compact electronics became high enough that a very rich interface between man and machine could be created by a control system that was portable in size and weight.

While we believe these forces will continue driving commercial interest in (and further development of) exoskeleton systems and technologies supporting these systems, we also recognize we are in the early stages of development of exoskeleton capabilities. To help ensure the Company remains a central participant in this nascent industry, we continue to seek grant funding and projects with U.S. agencies to seed early stage developments. We are also focusing our product roadmap to address important demographic, productivity and cost challenges faced by society, not just in the U.S. but globally.

Our Medical Technology

The Company’s current product, the Ekso GT, is a wearable bionic suit that provides individuals with spinal cord injuries, stroke and other lower-extremity paralysis or weakness the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by the shifting of the user’s body to activate sensors in the device that initiate steps. Battery-powered motors drive the legs, replacing deficient neuromuscular function. First-time users can expect to walk with aid from the device the first time they put on the Ekso exoskeleton (after passing an assessment), while an experienced user can transfer to or from their wheelchair and don or remove the Ekso in less than five minutes.

By allowing individuals with spinal cord injuries to stand and walk in a full weight-bearing setting, early clinical evidence is beginning to show that the Ekso exoskeleton may offer potential healthcare benefits such as reducing post-injury medical costs through reduction in secondary complications such as pressure sores, urinary tract infections, bowel problems, pneumonia and other respiratory issues, bone loss/osteoporosis, cardiovascular disease and psychological disorders. For people with some motor ability intact (for example, after a stroke or an incomplete spinal cord injury), we believe the Ekso exoskeleton offers unique benefits to help therapists teach proper step patterns and weight shifts allowing patients ultimately to walk again.

Our Ekso GT is used by hospitals on in- and out-patients with lower extremity weakness or paralysis. Through the end of 2014, we have placed over 110 devices into service with over 80 customers. The revenue value of these shipped systems exceeds $12.0 million. In 2014, we shipped 64 units, including sales of 55 units with a cumulative net invoice value of $5.7 million, with the remainder of net shipments coming from increases in units rented.

Our Engineering Services (also known as Ekso Labs)

In addition to the design, development and commercialization of exoskeletons for healthcare and wellness applications, we perform research and development work on human exoskeletons and related technologies paid for by grant funding, by collaboration partners such as Lockheed, or by engineering services customers such as the U.S. military.

In addition to furthering exoskeleton technology for our current medical applications, Ekso Labs’ research and development work may have potential use in future, able-bodied models of the Ekso human exoskeleton. Many of the research projects funded by grants are focused on researching future medical applications and capabilities not yet ready for commercial development. Other projects, often funded by commercial partners or the U.S. military, focus on able-bodied human exoskeleton applications. One such development project was the Human Universal Load Carrier (“HULC”), a robotic exoskeleton designed for Lockheed and potential military applications to augment strength and endurance, allowing users to carry up to 200 pounds over long distances and rough terrain. Similarly, industrial models that we are developing are intended to increase an individual’s workload, endurance and efficiency, allowing workers to carry heavy objects for much longer. The goal of these technologies is to increase worker productivity while at the same time helping to prevent employee injuries. Both the HULC and our other industrial exoskeleton products are in the developmental stage.

To date, the majority of our Ekso Labs revenue has been in the form of government research grants.  These projects fund research and development on new exoskeleton systems, providing the Company with new intellectual property and exoskeleton designs that have the potential for commercialization.  The Company currently has four grants underway, representing approximately $5.0 million in total funding. Grantors include the U.S. National Science Foundation, the National Institute of Health, the U.S. Defense Advanced Research Projects Agency (DARPA), and the U.S. Department of Defense. In 2014, the Company also received a license payment from OttoBock with respect to our out-license of certain of our intellectual property for use in the field of prosthetics and related mobility assistive devices, and its first royalty payments from Lockheed for FORTIS units Lockheed sold and leased to the U.S. Navy.

Intellectual Property

The Company has established an extensive intellectual property portfolio that includes various U.S. patents and patent applications, including ten patents that have been granted, 19 patent applications that are currently pending, (which means a complete application has been filed with the applicable patent authority and additional action is pending), and eight provisional patent filings, (which means that we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application). Some of these patents and patent applications are owned either solely by or jointly with the University of California, as further described below. Many of these have also been filed internationally as appropriate for their respective subject matter; and 37 applications have issued or have been allowed as patents internationally. All told, our patent portfolio contains 124 cases that have issued or are in prosecution in 17 countries. The Company’s patent portfolio includes product and method type claims, since the devices that we produce and the processes performed by those devices are patentable. Our patents encompass technologies relevant to our devices, including medical exoskeletons, commercial exoskeletons, actuators, and strength-enhancing exoskeletons. The earliest priority date of the portfolio reaches back to 2003, and new applications continue to be filed.

Two license agreements and one amendment constitute the licenses from the University of California for various patents and applications relevant to the business of the Company. The table below indicates the cross section of U.S. patents by issuing status and license status.

	Issuing Status
License Status	Issued Patents	Pending Applications	Provisional Applications
Owned by University of California, exclusively licensed to the Company	6	-	-
Co-owned with University of California, exclusively licensed to the Company	3	1	-
Co-owned with University of California	-	3	-
Sole ownership by the Company	1	15	8
Total: 37	10	19	8

The exclusive license with the Regents of the University of California (“RUC”) consists of two agreements and one amendment covering ten patent cases, nine of which have issued and one of which remains in prosecution (the “RUC License Agreements”). Inventions covered by a further three patent applications are co-owned by the Company and RUC, with no license agreement between the Company and RUC. As a result, RUC may license its rights in these patents to a third party. With respect to two of these co-owned patent applications, RUC has licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims RUC may license to other entities. The RUC License Agreements provide us the right to grant sub-licenses. We believe that the breadth of the coverage across various bionic systems and technologies, together with our freedom to grant sub-licenses under the RUC License Agreements gives us the potential to generate licensing revenue in fields outside our present areas of commercialization. To date we have generated approximately $1 million in such licensing revenue. Pursuant to the RUC License Agreements, we initially paid RUC consideration consisting of $5,000 in cash and 310,400 common shares of Ekso Bionics, and are also committed to pay a 1% royalty on sales, including sales generated by sublicenses. We do not pay royalties to RUC on products sold or to be resold to the U.S. government.

A remaining 24 cases are solely owned by the Company. In some cases, as a result of government funding received by the Company, the patents have a government use license, granting the U.S. government a non-exclusive, non-transferable, irrevocable, paid-up license for use of the inventions for or on behalf of the U.S. government, as is typical in the case of government sponsored research.

Medical and Wellness Opportunities

The Ekso is a robotic exoskeleton, or wearable robot, used in the healthcare market to enable individuals living with lower extremity paralysis or weakness, due to such neurological conditions as stroke or spinal cord injury, to stand and walk over ground with a full weight-bearing, reciprocal gait under the supervision of a physical therapist. The suit is strapped over the users´ clothing, accommodates a range of patient sizes and clinical presentations, and is currently used primarily in a clinic or rehabilitation setting. For those that meet inclusion criteria and pass a physical examination, the suit typically facilitates walking for individuals who are non- or pre-ambulatory post-stroke, or with up to C7 (cervical spinal vertebrae 7) complete or any level of incomplete SCI, along with certain other neurological conditions. First-time users can expect to walk in an Ekso during their first session, and we expect that an experienced user can transfer to/from their wheelchair and don or remove the Ekso in less than five minutes. Walking is achieved by the user shifting his or her weight to activate sensors in the device that initiate the steps, or with the push of a button on a handheld user interface. Battery-powered motors drive the legs, replacing deficient neuromuscular function.

For people with complete paralysis from a spinal cord injury, for example, walking in Ekso provides the powerful benefit of seeing the world eye-to-eye again, and we believe may facilitate the reduction of complications commonly associated with life in a wheelchair, such as bowel and bladder dysfunction, loss of bone density, muscle spasticity, neuropathic pain and pressure sores. For patients with some motor ability intact (for example after a stroke or an incomplete spinal cord injury), Ekso may help them re-learn proper step patterns and weight shifts using a task-based platform, which we believe could be important for people who have the potential to re-learn to walk.

In 2012, we delivered our first robotic exoskeleton for medical and rehabilitation purposes. By the end of 2013, we had introduced two major Ekso software upgrades as well as two hardware upgrades. Among these advancements, our new Variable Assist software provides the ability for patients with any amount of lower extremity strength to contribute their own power from either leg to achieve self-initiated walking. The amount of assistance Ekso provides can be set to provide a specific amount of power, or to allow the Ekso to dynamically adjust to the patient’s needs in real-time in order to follow the patient’s progression with his or her rehabilitation. This was a pivotal development for the Company as it allowed the Ekso to be used effectively during gait training with hemiplegic stroke.

Another important feature unique to our Ekso GT is its Ekso Pulse system, a real-time data capture program. Ekso Pulse gathers and transmits statistics and device information during Ekso walking sessions, which can be used to track patient progression and to monitor asset utilization.  The Ekso records data such as steps, speed, step size, and other settings along with all error logs and operating parameters.  Data is sent securely to our servers where it is available for customers to view, filter, and export through a secure web portal.  This feature enables more thorough patient care while reducing manual data entry.  It also enables us to provide a higher level of service through early identification and thorough reporting of device errors saving customers the time and expense of unnecessary on-site visits.

Market for Limited Mobility

Millions of individuals worldwide are afflicted with mobility limitation. Causes of the more serious and permanent reasons for limited mobility include stroke, spinal cord injury, traumatic brain injury, cerebral palsy and multiple sclerosis. According to the Centers for Disease Control and Prevention (“CDC”), there are annually approximately 795,000 stroke incidences and 285,000 traumatic brain injuries that lead to hospitalizations. The Company estimates that approximately 28% of stroke patients might be able to benefit from neuro-rehabilitation with an Ekso. According to the Foundation for Spinal Cord Injury, Prevention and Cure, there are approximately 229,000-306,000 persons living in the U.S. with a spinal cord injury with an estimated 12,000-14,000 incidences per year. The Company believes approximately 78% of these individuals are potential users of an Ekso given the functionality of the device today. According to the CDC, there are approximately 764,000 persons in the U.S. living with cerebral palsy, with an estimated 10,000 new incidences per year. The Company estimates that approximately 11-30% of these individuals might be able to eventually benefit from physical therapy that includes the use of an exoskeleton. According Healthline, there are approximately 400,000 persons in the U.S. living with multiple sclerosis, with an estimated 10,000 new incidences per year.

Market Segmentation

The Company breaks down the market for healthcare exoskeletons into two categories: (1) hospitals or rehabilitation centers and (2) personal or home-use.

In the U.S., the hospital or rehabilitation markets can be further broken down into two categories: government hospitals (primarily associated with The Department of Veterans Affairs (“VA”)) and non-government hospitals (academic medical centers, community hospitals, private rehabilitation hospitals, etc.). In the U.S., there are approximately 5,700 registered hospitals, 213 of which are part of the VA health systems. In Europe, there are approximately 12,000 private and public hospitals, of which an estimated 4,600 are classified as acute care facilities. The Company does not yet have a good estimate for the number of hospitals or rehabilitation centers in Asia, Africa or South America.

Our goal is to penetrate rehabilitation centers, hospitals and similar facilities to become an integral part of their neuro-rehabilitation programs. The Company believes that each facility has the potential to purchase 1-5 units, with the expectation that the useful life – or replacement cycle – of the units will range from 3-5 years in such clinical settings. We expect to continue deepening our understanding of the proper protocols and potential benefits of using Ekso for gait training and rehabilitation, and the corresponding value propositions for our customers. The Company plans to further investigate the potential for use beyond stroke and SCI, including multiple sclerosis, TBI, amyotrophic lateral sclerosis, Parkinson’s and other neurological conditions that inhibit gait. We intend to expand sales and marketing efforts in North America and Europe as well as beyond North America and Europe through partnering with country/region specific robotic/medical device distributors. See “Current Sales and Marketing Efforts” below for more details.

Our ultimate goal is to restore everyday motion and independence to as many people who suffer some form of gait challenge as possible – on a personal basis not restricted to the clinical setting. This can take the form of assisting those with complete motor loss to stand and walk independently. It may also take the form of providing those with partial motor loss an exercise treatment to gain or regain strength, stamina and reduce secondary complications associated with an otherwise sedentary lifestyle. While we do not currently have regulatory clearance in the U.S., we do have regulatory clearance in Europe, the Middle East and Africa. Based on our market research in these markets, we believe that today’s exoskeletons do not provide the level of combined safety, independence, functionality and product cost that we consider appropriate for large-scale commercialization. We plan to continue to focus on the hospital and rehabilitation centers for commercial sales until we believe the technology and price points of exoskeletons for home use is financially viable and sustainable.

Marketing Strategy

We have evolved our go-to-market strategy within the hospital and rehabilitation centers since our first sale in February 2012. The goal has been to continually broaden the addressable market as well as drive deeper adoption among the neuro-rehabilitation community by adding more utility to the Ekso robotic exoskeleton as a technology platform. Advancements in both software and hardware are represented in the introduction of Ekso GT™ with Variable Assist. In their pursuit of the best possible outcomes for patients with a wider spectrum of clinical presentations, such as hemiparesis (weakness on one side of the body) after stroke or TBI, therapists now have more opportunities to explore therapeutic interventions and various impacts of patient/technology interaction, and to adjust therapy as the patient regains function. This means the Ekso robotic exoskeleton has the potential to go beyond helping people with paralysis to stand and walk, and may also provide a tool that may help those with some motor ability intact to learn to walk again.

As we have succeeded in increasing the adoption and use of Ekso robotic exoskeletons among the medical community in rehabilitation settings, we have recently begun to expand our development resources to optimize our exoskeleton technology for an individual’s personal use, allowing users to perform rehabilitation in their home and to have an ambulation option for activities of daily living. The first step is to enhance functionality for greater safety and independence, in combination with utilizing 3D printing, lower cost battery and other manufacturing initiatives to significantly drive down our cost of goods. A second step is to build upon the ten existing research studies and better identify and quantify the benefits of out-of-hospital exoskeleton use. While we are optimistic about the potential data and results, our exploration of this potential market is in the very early stages.

Clinical Research

An important factor in significantly driving technology adoption is demonstrating clinical evidence to support the Ekso for use in rehabilitation, gait training and wellness. There is a compendium of existing studies examining the extra health care costs that result from the sedentary life of stroke and SCI patients. These studies calculate the costs of readmission, secondary complications and quality of life challenges facing such patients. We are therefore eager to expand upon the existing clinical research underway in order to be able to provide quantifiable evidence of the health benefits of walking in the Ekso robotic exoskeleton. Recently, our Pan European Study was launched at multiple sites across Europe. The study will examine how Ekso GT may improve general outcomes as well as reduce secondary complications, such as pain and bowel and bladder dysfunction, commonly associated with spinal cord injury (SCI), and is expected to run for 30 months with early findings expected in 2016. Many of our early clinical customers have already undertaken research to evaluate the use of exoskeletons in general and the Ekso robotic exoskeleton in particular. Centers that have publicly announced their initial favorable findings with respect to the Ekso robotic exoskeleton are: the Kessler Foundation (in two separate studies), Santa Clara Valley Medical Center (in two separate studies), The Miami Project to Cure Paralysis of the University of Miami, Rehabilitation Institute of Chicago, and BG Klinikum Bergmannstrost.

Bergmannstrost Center in Halle, Germany, a leader in rehabilitation research, presented data on September 17, 2014 at The International Workshop on Wearable Robotics, WeRob2014 in Baiona, Spain showing the benefits of the Ekso robotic ekoskeleton compared to other robotic exoskeletons on the market. The presentation followed recent publication of the article "Comparison of Therapy with the Exoskeletons ReWalk, Ekso and HAL" by Dr. Jane Nitschke and Dr. Klaus Rohl, which was published in German in the Journal Orthopädietechnik. The presentation detailed the advantages of the Ekso robotics exoskeleton over other robotic exoskeletons in the clinical environment, citing the comparative ease of changing from patient to patient in Ekso, a correct center of balance, a reciprocal gait being more similar to the natural physiological gait pattern and the addition of Variable Assist software.

In the much larger addressable market of being able to be used in gait training with stroke patients, the Company also plans to build a portfolio of clinical data intended to demonstrate that the Ekso human exoskeleton can allow gait training to occur earlier in the continuum of care, that it can mobilize more clinically complex patients than traditional manual therapy, and that it will be an effective gait training device. Though the Company has only recently entered this market, the two top rehabilitation centers in the United States (according to US News and World Report rankings), the Rehabilitation Institute of Chicago and Kessler Foundation, have initiated Ekso human exoskeleton studies in this area. In preliminary findings at Kessler researchers are seeing improved functional independence measure, or FIM scores, after using the Ekso GT robotic exoskeleton in gait training. As in the field of spinal cord injury, the field of stroke has a large body of existing research, and there is broad evidence that early mobilization of stroke patients (by traditional manual means) results in diminished secondary complications and lower length of stay. The Company currently benefits from this existing data by demonstrating to customers that the Ekso human exoskeleton can mobilize more patients earlier, and we are evaluating the feasibility of a larger research program to link the Ekso directly to such outcomes.

Current Sales and Marketing Efforts

We focus our sales efforts on key in-patient and out-patient centers that provide stroke and SCI rehabilitation. Geographically, the focus currently is North America (Canada, the U.S. and Mexico), Western Europe, the Middle East and South Africa. Currently, we utilize a direct sales force for the U.S., Canada, the U.K., Spain and the German-speaking countries of Europe. We sell to distributors who cover Mexico, Italy, Poland, Turkey, Scandinavia, Ireland and the UAE. Today the sales and marketing team consists of 25 professionals:

•	Nine sales persons: seven direct sales people, one large account manager and one manager of distributors;
•	Eight clinical professionals/physical therapists;
•	Five marketing professionals; and
•	Three customer relations personnel.

The Company plans on continuing to build the sales and marketing team, with a particular emphasis on adding distributors in target markets/countries – including Asia, raising awareness, initiating a comprehensive lead generating and nurturing program and user communities, and increasing targeted marketing and clinical efforts.

To succeed in the medical market, we believe we need to better address the concerns of a series of stakeholders at each potential customer. These stakeholders include, among others, the customer’s CEO/CFO (vision and economics), Medical/Research Director (moving their field/reputation forward), clinical staff (achieving improved patient outcomes), user groups (improving the well-being of patients) and foundation director (seeking ways to ensure successful and more frequent donor/capital campaigns).

The sales cycle to build consensus among these stakeholders and achieve a sale of one or more devices is generally three to 12 months. We believe our ability to accelerate the sales cycle and accelerate adoption will also be based, in part, on our ability to build on our (and our partners’) early efforts to expand clinical evidence.

Able-bodied Opportunities

Similar to how our healthcare-related exoskeletons can be non-invasively strapped to individuals and assist them with a plethora of gait impairments, our exoskeletons systems can be strapped to able-bodied individuals and provide them super-human capabilities by adding strength or increasing the ability to bear loads or work effort, increasing mobility and safety, enhancing productivity, enabling longer work life, and decreasing susceptibility to injury.

The Ekso Bionics team’s original exoskeleton, referred to as BLEEX, stemmed from its research and development at the University of California, Berkeley, funded by DARPA. This led to a breakthrough in low power load carriage. The ExoHikerTM was completed in February 2005. ExoHiker was our first device to incorporate Ekso Bionics’ technology in low energy carriage of weight, a technology framework that is essential to the operation of our later able-bodied devices.

ExoHiker evolved into the ExoClimberTM, which injected power when ascending stairs and climbing steep slopes. It weighed 50 pounds and could assist the wearer to ascend 600 feet vertically with a 150-pound load. Neither ExoHiker nor ExoClimber was commercialized. The third generation device is the HULC and includes hip actuation used to assist the user in swinging his or her legs during walking, even on level ground.

With funding in 2010 from the U.S. National Science Foundation (“NSF”) under a STTR grant, we also were able to gain an early look at back injury and develop technology well-suited for back injury prevention for industrial applications.

This development of able-bodied, powered and non-powered exoskeletons continues with funding from government grants and from engineering contracts with Lockheed and U.S. government customers. Investing in the ongoing development of exoskeleton technology through these non-dilutive forms of funding is intended to help the Company remain at the forefront of this nascent bionic robotics technology, while working with leaders in complementary fields such as materials, battery and sensor technology.

One of the Company’s development partners for able-bodied applications is Lockheed, for whom the Company continues to provide research and development services. The Company’s collaboration with Lockheed focuses on anthropomorphic exoskeleton technology used to augment the strength and endurance of people. For the commercial (able-bodied) field of use, the Company and Lockheed have co-exclusive rights, with the Company having the right to sub-license technology and Lockheed having the right to sub-license only with our consent. For the government (able-bodied) field of use, Lockheed and the Company have co-exclusive rights to military markets through 2017. So long as certain annual minimum obligations are met, Lockheed will obtain exclusive rights to the government market after 2017.

Since 2008, Lockheed has purchased approximately $6 million in non-recurring engineering services from the Company and paid $1 million in licensing fees for the further development of the HULC and other exoskeletons. More recently, Lockheed and the Company initiated development of a non-powered exoskeleton called FORTISTM. FORTIS is designed to allow industrial workers working in a myriad of environments to perform their tasks with reduced musculoskeletal injuries related to lifting and working with heavy tools. While the Company believes industrial exoskeletons have the potential to help prevent workforce injuries, improve productivity and over time reduce workmen’s compensation and related costs, the Company has invested little of its own resources thus far and these developments are at an early stage of commercialization. However, our work to date in this area has enabled us to build an intellectual property portfolio that will help us enter that market at a future date.

It is important to note that both the HULC and industrial exoskeleton products are in the developmental stage. Our plan is to continue to pursue able-bodied exoskeleton technology and we will seek to commercialize products on our own or with partners when and if appropriate.

In December 2013, the Company was awarded a twelve-month, $1 million fixed-price contract by U.S. Special Operations Command (USSOCOM) to develop design, build, test and deliver a next generation military exoskeleton prototype. The statement of work required the delivery of a functional prototype exoskeleton device that significantly reduced the load on users while introducing a negligible metabolic impact and met other specifications set forth in the agreement. This is the first award granted under USSOCOM's TALOS (Tactical Assault Light Operator Suit) project. As a result of the success of the project and our integral role in the TALOS development, in January 2015, we were awarded a separate ten-month, $2.1 million contract with the potential to be awarded more.

In September 2014, the Company completed an evaluation for the Defense Advanced Research Projects Agency (DARPA) as part of the Warrior Web program as a subcontractor to Boston Dynamics. The Company completed the program for Boston Dynamics after its purchase by Google. The Company designed and built a mobile hydraulic power unit, electrical system, and control system to use with Boston Dynamics’ warrior web spars. The Company further supported testing at the Army Research Lab, including completing for the first time ever a test course covering 84-miles over varied terrain with the devices worn by soldiers.

In December 2014, we introduced our first prototype of an un-powered exoskeleton intended for industrial applications. While still early in its development efforts, we are working with potential partners to better understand the market potential for such a technology. Based on early testing, our potential partners have experienced opportunities to increase productivity, improve work quality and reduce worker injury. In addition, there is the potential to allow for larger and more powerful tools and to extend a workers’ useful life in the field. The Company is currently holding field tests for steel and concrete applications and expects to have initiated its commercial efforts in this area by year-end 2015.

On an ongoing basis, we plan to continue pursuing grant opportunities to help fund early research and development and to continue building our intellectual property portfolio. In addition, we will continue to seek to partner with various U.S. military and other government agencies to address a number of limitations to the broad commercialization of existing exoskeleton technology.

Governmental Regulation and Product Approval

U.S. Regulation

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the FDA, which administers the Federal Food, Drug and Cosmetic Act (FDCA). The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

Device Development, Marketing Clearance and Approval. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or postmarket surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a predicate device legally marketed in the United States. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data.  Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more. After a device has received 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, will require a new 510(k) clearance or (if the device as modified is not substantially equivalent to a legally marketed predicate device) PMA approval. While the determination as to whether new authorization is needed is initially left to the manufacturer, the FDA may review this determination and evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most implantable devices are subject to the approval process. Two steps of FDA approval are generally required before a company can market a product in the United States that is subject to approval, as opposed to clearance, as a Class III device. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must review the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. Additionally, devices subject to PMA approval may be subject to a panel review to obtain marketing approval and are required to pass a factory inspection in accordance with the current “good manufacturing practices” standards in order to obtain approval. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process, approximately one to two years or more.

In some instances the FDA may find that a device is new and not substantially equivalent to a predicate device but is also not a high risk device as is generally the case with Class III PMA devices. In these instances FDA may allow a device to be down classified from Class III to Class I or II. The de novo classification option is an alternate pathway to classify novel devices of low to moderate risk that had automatically been placed in Class III after receiving a “not substantially equivalent” (NSE) determination in response to a 501(k) notification. The FDCA has also been amended to allow a sponsor to submit a de novo classification request to the FDA for novel low to moderate risk devices without first being required to submit a 510(k) application. These types of applications are referred to as “Evaluation of Automatic Class III Designation” or “de novo.” In instances where a device is deemed not substantially equivalent to a Class II predicate device, the candidate device may be filed as a de novo application which may lead to delays in regulatory decisions by the FDA. FDA review of a de novo application may lead the FDA to identify the device as either a Class I or II device and worthy of either an exempt or 510(k) regulatory pathway.

While we believe that the Company’s Ekso GT robotic exoskeleton has been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012, on June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, FDA published the summary for the reclassified Powered Exoskeleton and informed us in writing the agency’s belief that this new product classification applied to the Ekso GT device. This new product classification was designated as being Class II, which requires the clearance of a 510(k). FDA requested that we file a 510(k) notice to obtain this clearance. Per FDA’s request, we filed that 510(k) notice on December 24, 2014, and this submission is under review.

Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Clinical trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients' informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. Similarly, in Europe the clinical study must be approved by a local ethics committee and in some cases, including studies with high-risk devices, by the ministry of health in the applicable country. To date, the Ekso device has been the subject of several clinical studies, some sponsored by the Company, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions. Data from these studies have been provided to FDA a part of the pending 510(k) submission. In addition, we are currently conducting several studies to investigate additional indications for use for the Ekso device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device.

Pervasive and continuing regulation. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	Product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•	Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;
•	medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;
•	post-approval restrictions or conditions, including post-approval study commitments;
•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;
•	the FDA's recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•	regulations pertaining to voluntary recalls; and
•	notices of corrections or removals.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, we are required to meet regulatory requirements in countries outside the U.S., which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions
•	customer notifications for repair, replacement, refunds;
•	recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;
•	operating restrictions;
•	withdrawing 510(k) clearances on PMA approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

On October 21, 2014, concurrent with FDA’s publication of the reclassification of Powered Exoskeleton devices, FDA issued us an Untitled Letter which informed us in writing the agency’s belief that this new product classification applied to our Ekso GT device. We filed a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, and this submission is currently under review at the FDA. The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease from such activities. The Company believes that in situations where the class of a product has been elevated by FDA, manufacturers are normally granted enforcement discretion by FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall the products until we obtain clearance or approval, and we may be subject to any of the regulatory fines or penalties identified above.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. Whether or not the Company obtains FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before the Company can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

The policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Research and Development

The Company engages in research and development activities in an effort to enhance the effectiveness, ease of use, safety and reliability of its medical, commercial, and strength-enhancing or bionic-augmenting exoskeletons and to expand the applications for its products. The Company’s research and development expenditures were $3.9 million and $2.7 million in 2014 and 2013, respectively. In addition, as part of its engineering services, which are paid for by grant funding, by collaboration partners, or by engineering services customers, the Company incurred research and development costs associated with its engineering services revenue of $1.7 million and $1.3 million in 2014 and 2013, respectively.

Competition

The medical technology, industrial robotics and military equipment industries are characterized by intense competition and rapid technological change. We believe a number of other companies are developing competitive technology and devices for both the able-bodied and medical fields of use, and many of these competitors have significantly more financial and other resources than we possess.

In the medical field, we face competition from companies that are focused on technology for rehabilitation of patients suffering from stroke and related neurological disabilities as well as from companies that are focused on SCI. In stroke, Cyberdyne has developed ambulatory exoskeletons with a current commercial focus in Japan and Germany, while Hocoma, AlterG, Aretech and Reha Technology are selling treadmill-based gait therapies. In SCI, ReWalk Robotics and Rex Bionics sell ambulatory exoskeletons. Parker Hannifin has announced plans to sell over-ground exoskeletons beginning in 2015.

Technologies developed by competitors in the areas of stroke rehabilitation and SCI represent therapeutic interventions with utility at varying points of the continuum of care. Clinically, the Ekso is unique in its broad ability to mobilize pre- or even non-ambulatory patients using a full weight bearing, over ground, task-based platform. From a practice management perspective, the Ekso is less expensive than many other systems, has a smaller footprint, the ability to move around the hospital, and uses standard power requirements that make it easy to integrate into existing infrastructure. Other over-ground exoskeletons were initially designed as an individual user’s alternative to a wheelchair with the primary goal of providing a means for patients to achieve mobility reliant on the device. By contrast, the Ekso’s design accommodates patients with complete paraplegia and additionally includes features that are optimized to assist therapists in helping patients with some motor ability learn to walk again in a clinical setting, treating several patients and indications in a single day.

Notwithstanding the foregoing, the most pressing challenges we face are not necessarily competitive technologies, but rather achieving rapid market awareness and adoption of this emerging technology while acclimating prospects to a fundamentally new paradigm in neuro-rehabilitation and mobility. In addition, it may be difficult for the rehabilitation department of a hospital or clinic to secure the funds for acquisition of an Ekso device in an environment where capital expenditures of this magnitude are not commonly incurred by those rehabilitation departments.

In the able-bodied field, Raytheon, Panasonic, Honda, Daewoo and Cyberdyne are each developing some form of exoskeleton for military and industrial applications.

The field of robotic exoskeleton technology remains in its infancy. As this field develops, we believe we will face increased competition on the basis of product features, clinical outcomes, price, services and other factors. Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative therapies for disease states that may be delivered without a medical device.

Employees

As of December, we had 71 employees, including 67 full time employees, (8 in Europe) and 4 part-time employees. The Company currently plans to hire an additional 15 to 20 full-time employees within the next six months, whose principal responsibilities will be the support of our sales, marketing, research and development, and clinical development activities. Should the Company secure further contracts for engineering services for our government work/clients, we would seek to hire further engineering personnel.

Corporate Information

Our principal executive office is located at 1414 Harbour Way South, Suite 1201, Richmond, California, and our telephone number is (510) 984-1761.

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our internet address is www.eksobionics.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Report. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 1414 Harbour Way South, Suite 1201, Richmond, California, 94804. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN THE SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND INVESTORS MAY LOSE ALL OR A PART OF THEIR INVESTMENT.

THIS REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. READERS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, READERS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Related to our Business and the Industry in Which We Operate

We have a limited operating history upon which investors can evaluate our future prospects.

Although Ekso Bionics was incorporated in 2005, it did not sell its first Ekso medical device until 2012. Therefore, we have limited operating history upon which an evaluation of our business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or that we fail to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

Given the limited operating history, management has little basis on which to forecast future demand for our products from our existing customer base, much less new customers. The current and future expense levels of the Company are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new and its market has not been developed. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, the Company may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

The industries in which the Company operates are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The medical technology, industrial robotics and military equipment industries are characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plan.

Our products may not be accepted in the market.

We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including the Company’s ability to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, demonstrate that our products are reliable and supported by us in the field, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment, which, particularly in the case of the medical device industry, are becoming increasingly price sensitive.

Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or adversely impact our product offerings.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products. Also, our currently pending or future patent applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

Furthermore, we have not filed applications for all of our patents internationally and may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products in other countries. These include, in some cases, countries in which we are currently selling products and countries in which we intend to sell products in the future.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

The industries in which we operate, including, in particular, the medical device industry, are characterized by extensive intellectual property litigation and, from time to time, we might be the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert the time and effort of our management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category and could have a material adverse effect on our business, cash flows, financial condition or results of operations.

Some of the patents in the intellectual property portfolio are not within our complete control, which could reduce the value of such patents.

Some of our U.S. patent applications (which have associated international applications) are co-owned by the Regents of the University of California Berkeley. The Regents of the University of California Berkeley has licensed its rights under many of these patent applications to us, but we do not have a license to their rights under three of these patent applications. With respect to two of these co-owned patent applications, the Regents of the University of California Berkeley has licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims the Regents of the University of California Berkeley may license to other entities. We do not have complete control over the prosecution of these patent applications. In addition, the license of patent rights under these patents to third parties could reduce the value of the Company’s patent portfolio and limit any income or license fees that we might receive if we were to attempt to transfer or license our rights under any of our co-owned patents.

Enforcing intellectual property rights in foreign nations for military technology may be more problematic than enforcement in other industries.

In many countries, governments reserve the right to allow local manufacturers to infringe patents in cases where it is beneficial to their national security to do so. This could result in additional competition for us or our licensees from local manufacturers in foreign countries even though those manufacturers are infringing patents we hold in those countries, which could adversely affect our ability to sell our products in those countries for military use.

The regulatory approval and clearance processes are expensive, time-consuming and uncertain and may prevent us from obtaining approvals or clearances, as the case may be, for the continued commercialization of some or all of our products.

Our medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (the “FDA”), the European Union and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products. It can be costly and time-consuming to obtain regulatory approvals to market a medical device. Our failure to obtain and maintain clearances or approvals for medical device products could have a material adverse effect on our business, results of operations, financial condition and cash flows. In general, unless an exemption applies, we are not permitted to market our products in the United States until we receive a clearance letter under the 510(k) process or approval of a PMA from the FDA, depending on the nature of the device.

While we believe that the Company’s Ekso GT robotic exoskeleton has been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012, on June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, FDA published the summary for the reclassified Powered Exoskeleton. FDA also issued us an Untitled Letter which informed us of the agency’s belief that this new product classification applied to the Ekso GT device. This new product classification was designated as being Class II, which requires the clearance of a 510(k). FDA requested that we file a 510(k) notice to obtain this clearance. Despite the new regulation, we cannot be certain of the regulatory pathway we will need to follow until FDA has fully reviewed a 510(k) notice for the device. The Company filed a 510(k) notice on December 24, 2014, and this submission is under review. While the FDA normally reviews a premarket notification in 90 days, there is no guarantee that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device.

Regulatory clearance pursuant to a 510(k) premarket notification is not guaranteed, and the clearance process is expensive, uncertain and may take several months. The FDA also has substantial discretion in the medical device clearance process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional development, standardized testing, pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address, and the regulations applicable to any particular medical device candidate. The FDA or other non-U.S. regulatory authorities can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

•	a medical device candidate may not be deemed to be substantially equivalent to a device lawfully marketed either as a grandfathered device or one that was cleared through the 510(k) premarket notification process;
•	a medical device candidate may not be deemed to be in conformance with applicable standards and regulations;
•	FDA or other regulatory officials may not find the data from pre-clinical studies and clinical trials sufficient;
•	other non-U.S. regulatory authorities may not approve our processes or facilities or those of any of our third-party manufacturers, thereby restricting export; or
•	the FDA or other non-U.S. regulatory authorities may change clearance or approval policies or adopt new regulations.

The regulatory classification for Powered Exoskeleton devices is new and fairly specific. We have recently submitted a 510(k) for our Ekso robotic exoskeleton which is currently under FDA review. We intend to continue to market our Ekso robotic exoskeleton until the 510(k) is cleared. FDA may disagree with this decision and require us to cease marketing and distribution until 510(k) clearance is obtained or subject us to fines and penalties.

We have been marketing the Ekso GT robotic exoskeleton as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012. On June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, FDA published the summary for the reclassified Powered Exoskeleton and informed us in writing, via an “Untitled Letter”, the agency’s belief that this new product classification applied to our Ekso GT device. This new product classification was designated as being Class II, which requires the clearance of a 510(k). While the new Powered Exoskeleton classification is broadly similar to the Ekso robotic exoskeleton, it includes specific terms, such as “user controlled” and “wrist worn wireless interface,” that do not apply to the Ekso robotic exoskeleton in its current marketed form as a clinical device for gait training by medical personnel. The “user controlled” and “wrist worn wireless interface” features are, however, in line with a robotic exoskeleton that is intended for use outside the supervision of medical staff (i.e. in the home/community), for which the Ekso labeling clearly contraindicates. As a result of these discrepancies, some ambiguity exists as to the application of this product classification to the Ekso robotic exoskeleton. We filed a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, and this submission is currently under review at the FDA.

The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease from such activities. The Company believes that in situations where the class of a product has been elevated by FDA, manufacturers are normally granted enforcement discretion by FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall the products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition.

Any failure or significant delay in completing clinical trials for our products could materially harm our financial results and the commercial prospects for our products.

Initiating and completing clinical trials necessary to support 510(k) clearance can be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Conducting successful clinical studies requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, proximity of patients to clinical sites, patient ability to meet the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

To date, the Ekso device has been the subject of several clinical studies, some sponsored by the Company, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions. Data from these studies have been provided to FDA a part of the pending 510(k) submission, In addition, we are currently conducting several studies to investigate additional indications for use for the Ekso device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device. Sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, results of operations and prospects.

The results of clinical trials may not support product submissions or claims or may result in the discovery of adverse side effects.

The Ekso device has been the subject of several clinical studies, some sponsored by the Company, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions. We are currently conducting several studies to investigate additional indications for use for the Ekso device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device. All clinical trial activities that we undertake are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. Clinical studies intended to support a 510(k) or PMA must be conducted in compliance with the FDA’s Good Clinical Practice regulations and similar requirements in foreign jurisdictions. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities and Notified Bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of associated product submissions and, ultimately, our ability to commercialize products requiring submission of clinical data. It is also possible that patients enrolled in a clinical trial will experience adverse side effects that are not currently part of the product candidate’s safety profile, which could cause us to delay or abandon development of such product.

Once our products are cleared or approved, modifications to our products may require new 510(k) clearances, premarket approvals or new or amended CE Certificates of Conformity, and may require us to cease marketing or recall the modified products until clearances, approvals or the relevant CE Certificates of Conformity are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review such determinations. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determinations for any future changes, or prior changes to previously marketed products, as the case may be, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our products, either by imposing more strict requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) due to modifications to 510(k) cleared products and the criteria for evaluating substantial equivalence. The July 2011 draft guidance document was ultimately withdrawn, and as a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. It is uncertain when the FDA will seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.

Even if we obtain regulatory clearances or approvals for our products, the terms thereof and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate anticipated revenues or profit margins.

Once regulatory clearance or approval has been granted, a cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may be promoted only for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve any of our products, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA, either before or after clearance or approval, or other non-U.S. regulatory authorities, or if previously unknown problems with our products or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;
•	adverse inspectional observations (Form 483), warning letters, non-warning letters incorporating inspectional observations;
•	civil or criminal penalties or fines;
•	injunctions;
•	product seizures, detentions or import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	suspension or withdrawal of regulatory clearances or approvals;
•	total or partial suspension of production;
•	imposition of restrictions on operations, including costly new manufacturing requirements;
•	refusal to clear or approve pending applications or premarket notifications; and
•	import and export restrictions.

If imposed on us, any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition.

We are subject to extensive post-market regulation by the FDA. Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities.

Even after we have obtained the proper regulatory clearance or approval to market a product, such as our Ekso robotic exoskeleton, the FDA has the power to require us to conduct post-market studies. These studies can be very expensive and time-consuming to conduct. Failure to complete such studies in a timely manner could result in the revocation of clearance or approval and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States. The FDA has broad enforcement powers, and any regulatory enforcement actions or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

We are also currently, and will continue to be after we receive 510(k) clearance, required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, installation and servicing of our marketed products. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. In addition, in the future, regulatory authorities and/or customers may require specific packaging of sterile products, which could increase our costs and the price of our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions. In addition, product defects could adversely affect the results of our operations.

Under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations.

When a medical human exoskeleton is used by a paralyzed individual to walk, the individual relies completely on the exoskeleton to hold them upright. There are many exoskeleton components that, if they were to fail catastrophically, could cause a fall resulting in severe injury or death of the patient. Such occurrences could bring about costly litigation and could also bring about regulatory activity on the part of the FDA or its foreign counterparts which could interfere with our ability to market our products.

When an industrial or military exoskeleton is used by a healthy individual — for example to carry a heavy load — malfunction of the device at an inopportune moment (such as when descending a stairway or navigating a precarious trail) could cause a fall resulting in severe injury or death of the person using the device. Such occurrences could bring about costly litigation and could also bring about regulatory activity on the part of OSHA or its foreign counterparts which could interfere with our ability to market our products

All manufacturers bringing medical devices to market in the EEA are legally bound to report any incident that led or might have led to the death or serious deterioration in the state of health of a patient, user or other person, and which the manufacturer’s device is suspected to have caused, to the competent authority in whose jurisdiction the incident occurred. In such case, the manufacturer must file an initial report with the relevant competent authority, which would be followed by further evaluation or investigation of the incident and a final report indicating whether further action is required.

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. We cannot guarantee that adverse events involving our products, such as Ekso robotic exoskeleton, will not occur in the future. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results. Personal injuries relating to the use of our products could also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.

Any future recalls of any of our products would divert managerial and financial resources and could have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

For example, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. For example, the FDA recently issued guidance documents intended to explain the procedures and criteria the FDA will use in assessing whether a 510(k) submission meets a minimum threshold of acceptability and should be accepted for review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with the identified information, but if the information is not provided within a defined time, the submission will not be accepted for FDA review.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.

The FDA and non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to comply with applicable regulatory requirements discussed could subject us to enforcement actions, including warning letters, fines, injunctions and civil penalties against us, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of our production, and criminal prosecution.

Federal, state and non-U.S. regulations regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.

Certain of our competitors have reported injuries caused by the malfunction of human exoskeleton devices (in at least one case to the FDA). Injuries caused by the malfunction or misuse of human exoskeleton devices, even where such malfunction or misuse occurs with respect to one of our competitor’s products, could cause regulatory agencies to implement more conservative regulations on the medical human exoskeleton industry, which could significantly increase our operating costs.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Product liability insurance is expensive and may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on the Company, or both, which in either case could have a material adverse effect on our business and financial condition.

If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse effect on our business.

Healthcare providers and related facilities are generally reimbursed for their services through payment systems managed by various governmental agencies worldwide, private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) utilized, available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement levels or methods may either positively or negatively impact sales of our products.

The Company has no direct control over payer decision-making with respect to coverage and payment levels for our medical device products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our current products or products we develop.

As our product offerings are diverse across healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, individual countries, product lines or product classes may be impacted by changes to these systems.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

The sales of our products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products.

Clinical outcome studies regarding our products may not provide sufficient data to either cause third-party payers to approve reimbursement or to make human exoskeletons a standard of care.

Our business plan relies on broad adoption of human exoskeletons to provide neuro-rehabilitation in the form of gait training to individuals who have suffered a neurological injury or disorder. Although use of human exoskeletons in neuro-rehabilitation is new, use of robotic devices to provide gait training has been going on for over a decade and the clinical studies relating to such devices have had both positive and negative outcomes. Much of the rehabilitation community has rejected the use of such devices based on the data from some of these studies. Although we believe that human exoskeletons will outperform such robotic equipment, this has not been proven. Furthermore, it may prove impossible to prove an advantage in a timely manner, or at all, which could prevent broad adoption of our products.

Part of our business plan relies on broad adoption of the Ekso robotic exoskeleton to provide “early mobilization” of individuals who have been immobilized by an injury, disease, or other condition. Although the health benefits of other methods of “early mobilization” have been demonstrated in clinical studies in fields such as stroke, those studies did not test early mobilization with human exoskeletons directly. It may be necessary to provide outcome studies on early mobilization with exoskeletons directly in order to convince the medical community of their effectiveness. Such studies have not been designed at this time, and may be too large and too costly for us and our partners to conduct.

The technology of load carriage exoskeletons (such as the HULCTM human exoskeleton) is at a very early stage of development and the technology may not be broadly adopted in military or other markets.

The most recent testing of our Human Universal Load Carrier (“HULC”TM) technology showed that the metabolic cost of load carriage while wearing the device varied greatly from subject to subject. This implied that the device helped some subjects and hindered others. The source of this phenomenon and whether it will go away with training of the subjects using the device remains unknown and requires further research and development. This phenomenon and others like it could limit the adoption of such devices by militaries or other customers to a certain portion of their personnel or in the worst case could make it impractical to deploy at all. If Lockheed Martin Corporation is unable to market the HULC exoskeleton, it would negatively affect our results of operations.

We may be unable to attract and retain key employees.

The success of the Company depends on our ability to identify, hire, train and retain highly qualified managerial, technical and sales and marketing personnel. In addition, as the Company introduces new products or services, it will need to hire additional personnel. Currently, competition for personnel with the required knowledge, skill and experiences is intense, and the Company may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial, technical and sales and marketing personnel could have a material adverse effect on the business, results of operations and financial condition of the Company.

We will experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter and may result in volatility in our stock price.

The Ekso device has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions, which may contribute to substantial fluctuations in our quarterly operating results. Other factors that may cause our operating results to fluctuate include:

•	general economic uncertainties and political concerns;

•	the introduction of new products or product lines;

•	product modifications;

•	the level of market acceptance of new products;

•	the timing and amount of research and development and other expenditures;

•	timing of the receipt of orders from, and product shipments to, distributors and customers;

•	changes in the distribution arrangements for our products;

•	manufacturing or supply delays;

•	the time needed to educate and train additional sales and manufacturing personnel; and

•	costs associated with defending our intellectual property.

In addition to these factors, expenditures are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected.

International sales of our products account for a portion of our revenues, which will expose the Company to certain operating risks. If we are unable to successfully manage our international activities, our net sales, results of operations and financial condition could be adversely impacted.

Our business currently depends in part on our activities in Europe and other foreign markets, making it subject to a number of challenges that specifically relate to international business activities. These include:

•	failure of local laws to provide the same degree of protection against infringement of our intellectual property rights;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	the expense of establishing facilities and operations in new foreign markets;

•	building an organization capable of supporting geographically dispersed operations;

•	challenges caused by distance, language and cultural differences;

•	challenges caused by differences in legal regulations, markets, and customer preferences, which may limit our ability to adapt our products or succeed in other regions;

•	multiple, conflicting, and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, exchange controls and tariff and other trade barriers;

•	foreign tax consequences;

•	fluctuations in currency exchange rates and foreign currency translation adjustments;

•	foreign exchange controls that might prevent us from repatriating income earned outside the United States;

•	imposition of public sector controls;

•	political, economic and social instability; and

•	restrictions on the export or import of technology.

If we are unable to meet and overcome these challenges, then our international operations may not be successful, which could adversely affect our net sales, results of operations and financial condition and limit our growth.

We may be unable to manage our growth and entry into new business areas.

If the initial response to our exoskeleton products exceeds the Company’s capacity to provide services timely and efficiently, then the Company may need to expand our operations accordingly and swiftly. Management of the Company believes that establishing industry leadership will require the Company to:

•	test, introduce and develop new products and services including enhancements to our Ekso device;

•	develop and expand the breadth of products and services offered;

•	develop and expand our market presence through relationships with third parties; and

•	generate satisfactory revenues from such expanded products or services to fund the foregoing requirements while obtaining and maintaining satisfactory profit margins.

To be able to expand our operations in a cost-effective or timely manner and increase the overall market acceptance of our products and services in this manner, we will need additional capital and technical and managerial human resources. These additional resources may not be available to the Company. Failure of the Company to timely and efficiently expand our operations and successfully achieve the four requirements listed above could have a material adverse effect on the business, results of operations and financial condition of the Company.

The disruption or loss of relationships with vendors and suppliers for the components of our products could materially adversely affect our business.

Our ability to manufacture and market our products successfully is dependent on relationships with both third party vendors and suppliers. Although most of the raw materials that the Company uses to manufacture our products are readily available from a number of suppliers, we generally procure raw materials and components through purchase orders, with no guaranteed supply arrangements. Our inability to obtain sufficient quantities of various components, if and as required in the future, may subject us to:

•	delays in delivery or shortages in components that could interrupt and delay manufacturing and result in cancellations of orders for our products;

•	increased component prices and supply delays as we establish alternative suppliers;

•	inability to develop alternative sources for product components;

•	required modifications of our products, which may cause delays in product shipments, increased manufacturing costs, and increased product prices; and

•	increased inventory costs as we hold more inventory than we otherwise might in order to avoid problems from shortages or discontinuance, which may result in write-offs if we are unable to use all such products in the future.

In addition, failure of any one supplier’s components could result in a product recall, which could materially adversely affect our business, operations and cash flows.

New product introductions may adversely impact our financial results.

We may introduce new products with enhanced features and extended capabilities from time to time. The products will be subject to various regulatory processes, and we will need to obtain and maintain regulatory approvals in order to sell our new products. If a potential purchaser believes that we plan to introduce a new product in the near future or if a potential purchaser is located in a country where a new product that we have introduced has not yet received regulatory approval, planned purchases may be deferred or delayed. As a result, new product introductions may adversely impact our financial results.

The acquisition of other companies, businesses, or technologies could result in operating difficulties, dilution, and other harmful consequences.

We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results, and financial condition. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures associated with integrating employees from the acquired company into our organization and integrating each company’s accounting, management information, human resources and other administrative systems to permit effective management. The anticipated benefits of future acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

The impact of United States healthcare reform legislation remains uncertain.

In 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted into law. The legislation seeks to reform the United States healthcare system. It is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. In addition, the new law imposes a 2.3 percent excise tax on medical devices that will apply to United States sales of our medical device product. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation and resulting regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Healthcare changes in the United States and other countries resulting in pricing pressures could have a negative impact on our future operating results.

In addition to the PPACA, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we will do business. Pricing pressure has also increased in these markets due to continued consolidation among health care providers, trends toward managed care, the shift towards governments becoming the primary payers of health care expenses and laws and regulations relating to reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect our future operating results.

Continuing worldwide macroeconomic instability, such as recent recessions in Europe and the debt crisis in certain countries in the European Union, could negatively affect our ability to conduct business in those geographies.

Since 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis which has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that further deterioration will not occur. Our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for them on a timely basis, if at all. The continuing debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of our European customers. Failure to receive payment of all or a significant portion of our receivables could adversely affect our results of operations. In addition, financial difficulties experienced by our suppliers could result in product delays and inventory issues.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Natural disasters, terrorist activities, military conflict and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, a seismically active region. A natural disaster in any of our major markets in North America or Europe could have a material adverse impact on our operations, operating results and financial condition. Further, any unanticipated business disruption caused by Internet security threats, damage to global communication networks or otherwise could have a material adverse impact on our operating results.

Risks Related to our Financial Condition

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal year since our incorporation in 2005. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses.

We may not be able to reduce the cost to manufacture or service our products as planned.

Our business plan assumes that exoskeletons can be manufactured more inexpensively than they are currently being manufactured. However, we have not yet found a way to significantly reduce the manufacturing cost of our products and doing so may prove more difficult than expected or even impossible. For example, if expectations for greater functionality of the products drive costs up as other factors drive costs down, the result may be that the overall cost of manufacturing the product stays the same or even increases. Likewise, we currently provide service and support of our products for our customers at a high standard (both in and out of warranty), and plan on continuing to do so. Our business plan also assumes that as we continue to improve our product, we achieve improved levels of product reliability and decreased service cost and frequency, which also may prove more difficult than expected.

We may not be able to leverage our cost structure or achieve better margins.

Due to the early stage of our commercial efforts, and particularly the early stage of customer adoption of our products, our current sales and marketing, research and development, and general and administrative expenses are each a higher percentage of sales than they will need to be for us to reach profitability. While we do expect these expenses to grow as the Company’s business grows, we also expect these expenses to decline as a percentage of revenues over time. If we are unable to leverage these costs and grow revenues at a greater pace than these operating expenses as we expect, the Company will not be able to achieve viable operating margins and profitability.

If we are unable to obtain additional financing on acceptable terms, we may have to curtail our growth or cease our development plans and operations.

The operation of our business and our growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments. We are largely dependent on capital raised through our private placement offering that was completed in the first quarter of 2014 and through the subsequent exercise of warrants that were issued in the same financing to implement our business plan and support our operations. At the present time, we have not made any arrangements to raise additional cash. We anticipate for the foreseeable future that cash on hand and cash generated from operations will not be sufficient to meet our cash requirements, and that we will need to raise additional capital through investments to fund our operations and growth. We cannot assure you that we will be able to raise additional working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely. Financings, if obtained, may be on terms that are dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price at which existing stockholders purchased their shares.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Changes in tax laws or exposure to additional income tax liabilities could have a material adverse impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and penalties. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material adverse impact on our future results of operations.

Risks Related to our Capital Stock

Raising additional capital may cause dilution to our stockholders or prevent or make more difficult certain transactions, including a sale or merger of the Company.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. The Company’s current Articles of Incorporation authorize the Company to issue an aggregate of 500,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock will dilute the ownership interest of our current stockholders and may create downward pressure on the trading price of the common stock. In addition, the terms of any new securities may include liquidation or other preferences that may adversely affect the rights of our existing stockholders. Further, shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

There currently is a limited trading market for our common stock. Failure to maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for existing stockholders to sell their shares.

Our common stock is quoted on the OTC Markets under the symbol “EKSO.” The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and be subject to increased volatility. In addition, if we remain listed on the OTC, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all.

In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have never paid and do not intend to pay cash dividends.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Being a public company is expensive and administratively burdensome and such costs will increase once we cease to be either a “smaller reporting company” or an “emerging growth company.”

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933 (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

We were a “smaller reporting company” for the fiscal year ended December 31, 2014, and we are also an “emerging growth company” as defined in the JOBS Act enacted in April 2012, each of which allows us to take advantage of exemptions from certain public company reporting requirements.

These exemptions include, but are not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Although we ceased to be a smaller reporting company as of January 1, 2015, we could be an emerging growth company for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act. However, if certain events occur prior to the end of such five year period, including if we become a "large accelerated filer," our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three year period, we would cease to be an emerging growth company prior to the end of such five year period. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in the filings we have made with the SEC and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on our audit committee.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K and quarterly reports on Form 10-Q an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are neither a “smaller reporting company,” nor an “emerging growth company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Based upon the last evaluation conducted as of December 31, 2014, our management concluded that our internal control over financial reporting was not effective as of such date. While we have assessed our control environment and addressed previously identified control deficiencies, the policies, processes and procedures we have put in place since the Merger to remediate identified deficiencies have not been implemented for a sufficient period of time to enable us to properly test the effectiveness of the controls and determine them to be effective.

While we believe that the policies, processes and procedures we put in place will be sufficient to render our internal controls over financial reporting effective, our initiatives may not prove successful and management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then (if required in the future) they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts.

***

The risks above do not necessarily comprise all of those associated with an investment in the Company. This Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause the actual results, financial condition, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are currently located at 1414 Harbour Way South, Suite 1201, Richmond, CA 94804, where the Company leases approximately 45,000 square feet. The Company believes this facility is adequate for its current needs, including providing the space and infrastructure to assemble Ekso exoskeletons and to accommodate its development work for able-bodied applications per its current operating plan.

The Company does not own any real property.

Item 3.    LEGAL PROCEEDINGS

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Common Stock Information

Our common stock is currently eligible for quotation and trades on the OTC Market under the symbol “EKSO.” The quotation of our common stock began on or about January 17, 2014. There has been limited trading in our common stock to date.

As of March 13, 2015, we had 101,867,766 shares of our common stock issued and outstanding held by approximately 329 stockholders of record.

We have never declared or paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends, current and anticipated cash needs and other factors the board of directors deems relevant.

The last reported sale price of the common stock on the OTC Markets on March 13, 2015 was $1.29.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value.

Period	High	Low
Quarter ended December 31, 2014	$1.91	$0.76
Quarter ended September 30, 2014	$1.52	$0.79
Quarter ended June 30, 2014	$3.50	$2.15
Quarter ended March 31, 2014 (beginning January 17, 2014)	$7.65	$2.35

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8. The operations data for the years ended December 31, 2014, 2013, and 2012 and the financial position data for the years ended December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Form 10-K. Amounts in the following table are in thousands, except per share amounts:

	2014	2013	2012	2011
Balance sheet data:
Revenues	$5,327	$3,302	$2,706	$1,846
Loss from operations (1)	(16,723)	(10,294)	(14,241)	(9,317)
Gain (loss) on warrant liability	(16,485)	186	17	-
Net loss	(33,697)	(11,887)	(15,042)	(9,428)
Net loss per share	(0.43)	(0.57)	(0.75)	-

Statement of operations data:
Cash	25,190	805	1,738	558
Total assets	33,474	6,584	6,210	1,966
Convertible debt	-	5,062	3,528	-
Notes payable, current	41	1,639	1,656	414
Notes payable, non-current	77	867	2,510	873
Warrant liability	-	378	564	-
Convertible preferred stock	$-	$27,324	$16,676	$5

(1)	The net loss recorded in 2014 of $33.7 million includes a non-cash charge of $16.5 million associated with the issuance of warrants in conjunction with our Merger and subsequent private placement offering that included an anti-dilution provision. The warrants were amended in November 2014 by a majority of common stock warrant holders to remove the anti-dilution provision, among other things. In conjunction with amendment, warrant holders exercised 22.9 million warrant shares for which the Company received net proceeds of $21.4 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Report. See also "Cautionary Note Regarding Forward-Looking Statements."

Overview

The following discussion highlights the Company’s results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on the Company’s audited financial statements contained in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We were incorporated in Nevada as PN Med Group Inc. on January 30, 2012.  On December 16, 2013, we completed a 3.462-for-1 forward split of our common stock in the form of a dividend, with the result that the 6,350,000 shares of common stock outstanding immediately prior to the stock split became 21,983,700 shares of common stock outstanding immediately thereafter.

On December 18, 2013, (i) we changed our name from PN Med Group Inc. to Ekso Bionics Holdings, Inc., and (ii) we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock.

On January 15, 2014, our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014, merged (the “Merger”) with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005. Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary. At the closing of the Merger, all of the outstanding common stock and preferred stock of Ekso Bionics was converted into an aggregate of 42,615,556 shares of our common stock, the outstanding warrants to purchase securities of Ekso Bionics were converted into warrants to purchase an aggregate of 621,361 shares of our common stock, and the outstanding options to purchase common stock of Ekso Bionics were converted into options to purchase an aggregate of 7,602,408 shares of our common stock. In addition, warrants to purchase an additional 225,000 shares of our common stock were issued to the prior lender of Ekso Bionics and 250,000 shares of common stock were issued to consultants to Ekso Bionics.

In connection with the Merger and pursuant to a split-off agreement and general release, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 17,483,100 shares of our common stock (the “Split-Off”).

Also in connection with the Merger, the Company completed a private placement offering (the “PPO”) of 30,300,000 units consisting of one share of common stock plus a warrant (the “PPO Warrants”) to purchase an additional share of common stock of the Company at $2.00 per share with a five year term (the “Units”). Included in the initial Unit sales were 5,000,000 Units that were issued upon conversion of $5,000,000 of Ekso Bionics’ senior subordinated secured convertible notes (the “2013 Bridge Notes”) issued to accredited investors in November 2013. In addition, investors in the 2013 Bridge Notes received warrants to purchase 2,500,000 shares of common stock at an exercise price of $1.00 per share for a term of three years (the “Bridge Warrants”) upon the closing of the Merger and the PPO.

The placement agent for the PPO and its sub-agents were paid an aggregate commission of $3,030,000 and were issued warrants to purchase an aggregate of 3,030,000 shares of our common stock at $1.00 per share with a five year term.

In February 2014, an additional 779,768 shares of our common stock were issued to pre-merger stockholders of PN Med Group Inc. pursuant to a provision in the Merger Agreement requiring us to issue a number of shares such that the aggregate ownership of the pre-Merger stockholders (not including any shares of common stock purchased by them in the PPO) remained approximately 6.8% of the outstanding common stock of the Company.

In November 2014, the Company consummated an offer to amend and exercise (the “Offer to Amend and Exercise”) its PPO Warrants at a temporarily reduced exercise price. Pursuant to the Offer to Amend and Exercise, an aggregate of 22,755,500 PPO Warrants were exercised by their holders at an amended exercise price of $1.00 per share.

The warrants issued by the Company in January and February 2014 contained “weighted average” anti-dilution protection in the event that we issued common stock or securities convertible into or exercisable for shares of common stock at a price lower than the subject warrant’s exercise price, subject to certain customary exceptions, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, mergers, etc. The anti-dilution protection feature required the Company to record the underlying securities as a liability and to adjust their respective values to market at each reporting period. As part of the Offer to Amend and Exercise, the warrants were amended to remove the anti-dilution provision.

As a result of the Merger, the Split-Off, and the associated change in our business and operations, from engaging in the business of distributing medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics throughout the country of Chile, to the business of designing, developing and selling exoskeletons to augment human strength, endurance and mobility, a discussion of the past financial results of PN Med Group Inc. is not pertinent, and under generally accepted accounting principles in the United States, the historical financial results of Ekso Bionics, Inc., the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

The Company designs, develops and sells wearable robots, or “human exoskeletons,” that have applications in healthcare, industrial, military, and consumer markets. Our exoskeletons systems are strapped over the user’s clothing and augment human strength, endurance and mobility. These systems serve multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We or our partners have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to rehabilitate and to walk again; (b) allow industrial workers to perform heavy duty work for extended periods; and (c) permit soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries.

Our long-term goal is to have one million persons stand and walk in Ekso exoskeletons by February 2022. The first step to achieving that goal is for us to focus on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States and Europe. Ekso Bionics began that effort with the February 2012 sale of Ekso, an exoskeleton for complete spinal cord injuries (“SCI”). We have expanded that effort with the launch of our Variable Assist software and the announcement of our newest hardware platform, Ekso GT. The Variable Assist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. The Ekso GT builds on the experience of the Ekso and incorporates the variable assist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and related neurological patients. There are approximately 5,700 registered hospitals in the U.S., providing services to the 12,000 to 14,000 SCI incidences and approximately 650,000 persons who survive a stroke per year.

In parallel to the development and early commercialization of medical exoskeletons, the Company has been and continues to work on the development of exoskeletons for able-bodied users. In addition to furthering the field of exoskeletons that can lead to the commercialization of exoskeletons outside our current medical applications, the Company’s development work furthers technology that is also potentially applicable for use in future models of the Ekso, including potentially a unit for home use.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Revenue and Cost of Revenue

When collaboration, other research arrangements and product sales include multiple-element revenue arrangements, we account for these transactions by determining the elements, or deliverables, included in the arrangement and determining which deliverables are separable for accounting purposes. We consider delivered items to be separable if the delivered item(s) have stand-alone value to the customer and delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.

We recognize revenue when the four basic criteria of revenue recognition are met:

•	Persuasive evidence of an arrangement exists. Customer contracts and purchase orders are generally used to determine the existence of an arrangement.
•	The transfer of technology or products has been completed or services have been rendered. Customer acceptance, when applicable, is used to verify delivery.
•	The sales price is fixed or determinable. We assess whether the cost is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.
•	Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis as well as the customer’s payment history.

Beginning in 2012, with the commercialization of the Ekso, we began to recognize revenue from the sales of the Ekso and related services, in addition to our historical revenue streams including collaborative research and development service arrangements, technology license agreements, and government grants.

Medical Device Revenue and Cost of Revenue

We build medical devices called the Ekso for sale and capitalize into inventory materials, direct and indirect labor and overhead in connection with the manufacture and assembly of these units.

In a typical Ekso sales arrangement, we are obligated to deliver to the customer the Ekso unit and related software (the software is essential to the unit’s functionality), post-sale training, technical support and maintenance. Because of the uniqueness of the Ekso unit and its use, none of these deliverables has standalone value to the customer. Accordingly, once a sales arrangement with a fixed or determinable price and reasonably assured payment is in place, the entire sales price is accounted for as a single unit of accounting. The combined total sales price for the delivered and undelivered elements is deferred and amortized to revenue beginning at the completion of training, on a straight line basis over the maintenance period, usually three years, which is the last delivered item.

Because of the limited guidance about how to account for costs associated with a delivered item that cannot be separated from the undelivered items, the accounting for such costs must be based on the conceptual framework and analogies to the limited guidance that does exist. Accordingly, we account for the costs of the delivered items following, by analogy, the guidance in Accounting Standards Codification (“ASC”) 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”). Under this guidance, upon completion of training, the costs capitalized into inventory, including direct material, direct and indirect labor, as well as overhead costs, are deferred and then amortized to cost of revenue on the same basis as deferred revenue. Indirect labor and overhead costs are included in inventory because, under the conceptual framework, they add value to the Ekso unit and are otherwise appropriate inventory costs. Since we have an enforceable contract for the remaining deliverables and the entire arrangement is expected to generate positive margins, realization of the capitalized costs is probable and, as such, deferring and amortizing them on the same basis as deferred revenue is appropriate.

At the time of shipment to the customer, the related inventory is reclassified to deferred cost of revenue where it is amortized to cost of revenue over the same period that revenue is recognized. All costs incurred subsequent to the date of shipment are expensed as incurred. The cost of medical device revenue includes expenses associated with the manufacture and delivery of devices including materials, payroll, benefits, subcontractor expenses, depreciation of manufacturing equipment, excess and obsolete inventory costs, and shipping charges.

Engineering Services Revenue and Cost of Revenue

We enter into technology license agreements that typically provide for annual minimum access fees. When these annual minimum payments have separate stand-alone values, we recognize revenue when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of continuing engineering and/or other development efforts.

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

Research and Development

Research and development costs consist of costs incurred for our own internal research and development activities. These costs primarily include salaries and other personnel-related expenses, contractor fees, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility. Such costs are expensed as incurred.

Inventories, net

Inventories are recorded at the lower of cost or market value. Cost is principally determined using the average cost method. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories would be recorded as an inventory impairment charge to the consolidated statement of operations.

Stock-based Compensation

We measure stock-based compensation expense for all stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model and recognize the fair value less estimated forfeitures, on a straight-line basis over the requisite service periods of the awards. Stock-based awards made to non-employees are measured and recognized based on the estimated fair value on the vesting date and are remeasured at each reporting period.

Our determination of the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because there is insufficient information available to estimate the expected term of the stock-based awards, we adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin No. 110. On this basis, we estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

We have, from time to time, modified the terms of stock options granted to our employees. We account for the incremental increase in the fair value over the original award on the date of the modification as an expense for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value based measure of the modified award on the date of modification over the fair value of the original award immediately before the modification.

Convertible Instruments

We account for hybrid contracts that feature conversion options in accordance with generally accepted accounting principles in the United States. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

We account for convertible instruments when we have determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.  Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settleable with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor's S&P 500 Index and settleable with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

Accounting for Common Stock Warrants

We account for the common stock warrants issued in connection with our Merger, See Note 3, The Merger, Offering and Other Related Matters, to our condensed, consolidated financial statements in accordance with the guidance in Accounting Standards Codification ASC 815-40. Under ASC 815-40, the warrants issued in our January/February 2014 private placement offering did not meet the criteria for equity treatment and were recorded as a liability. The warrants had an anti-dilution clause that allowed for a decrease in the exercise price of the warrants if the Company issued additional shares of common stock without consideration or for consideration per share less than the common stock warrant’s exercise price. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of the merger. Any change in the fair value is recognized as a gain (loss) on warrant liability in our Consolidated Statement of Operations.

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

In November 2014, the holders of a majority of the then outstanding common stock warrants issued in the private placement offering approved an amendment to remove the price-based anti-dilution provisions in the warrants. As a result, the warrants are no longer recorded as a liability and effective November 2014 they met the criteria for equity treatment.

Warrants Issued in Connection with Financings

We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, we record the fair value of the warrants as a liability at each balance sheet date and record changes in fair value in other income (expense) in the Consolidated Statements of Operations.

Results of Operations

The following table presents our results of operations for years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Revenue:
Medical devices	$2,924	$1,612	$566
Engineering services	2,403	1,690	2,140
Total revenue	5,327	3,302	2,706

Cost of revenue:
Cost of medical devices	2,048	1,461	553
Cost of engineering services	1,720	1,254	1,783
Total cost of revenue	3,768	2,715	2,336

Gross profit	1,559	587	370

Operating expenses:
Sales and marketing	7,085	4,291	5,926
Research and development	3,868	2,677	4,304
General and administrative	7,400	3,913	4,381
Total operating expenses	18,353	10,881	14,611

Loss from operations	(16,794)	(10,294)	(14,241)

Other income (expense):
Interest expense	(435)	(1,726)	(736)
Gain (Loss) on warrant liability	(16,485)	186	17
Interest income	6	5	11
Other expense, net	(61)	(58)	(93)
Total other income (expense), net	(16,975)	(1,593)	(801)

Net loss	$(33,769)	$(11,887)	$(15,042)

Basic and diluted net loss per share	(0.43)	(0.57)	(0.75)

Shares used to compute basic and diluted net loss per share	78,264	20,977	20,168

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013:

The following table presents our results of operations for the periods indicated and as a percentage of total revenue (in thousands):

	Years Ended December 31,
	2014		2013
	Actual	% Revenue	Actual	% Revenue
Revenue:
Medical devices	$2,924	55	$1,612	49
Engineering services	2,403	45	1,690	51
Total revenue	5,327	100	3,302	100

Cost of revenue:
Cost of medical devices	2,048	38	1,461	44
Cost of engineering services	1,720	32	1,254	38
Total cost of revenue	3,768	71	2,715	82

Gross profit	1,559	29	587	18

Operating expenses:
Sales and marketing	7,085	133	4,291	130
Research and development	3,868	73	2,677	81
General and administrative	7,400	138	3,913	119
Total operating expenses	18,353	343	10,881	330

Loss from operations	(16,794)	(314)	(10,294)	(312)

Other income (expense):
Interest expense	(435)	(8)	(1,726)	(52)
Gain (Loss) on warrant liability	(16,485)	(309)	186	6
Interest income	6	—	5	—
Other expense, net	(61)	(1)	(58)	(2)
Total other income (expense), net	(16,975)	(319)	(1,593)	(48)

Net loss	$(33,769)	(633)	$(11,887)	(360)

Revenue:

The following table presents our revenues (in thousands) for the periods indicated and associated percent change:

	Years Ended December 31,
	2014	2013	Change	% Change
Revenue:
Medical devices	$2,924	$1,612	$1,312	81
Engineering services	2,403	1,690	713	42
Total revenue	$5,327	$3,302	$2,025	61

Medical device revenue increased $1.3 million, or 81%, as compared to the year ended December 31, 2013 due to an increase in recognized revenue as the number of medical device sales being amortized to revenue more than doubled compared to the same period in the prior year. Engineering services revenue increased $0.7 million, or 42%, as compared to the year ended December 31, 2013 from an overall net increase in revenue generating projects, primarily a result of our work on the U.S. Special Operations Command’s TALOS project in 2014.

Cost of Revenue:

The following table presents our cost of revenues (in thousands) for the periods indicated and associated percent change:

	Years Ended December 31,
	2014	2013	Change	% Change
Cost of revenue:
Cost of medical devices	$2,048	$1,461	$587	40
Cost of engineering services	1,720	1,254	466	37
Total cost of revenue	$3,768	$2,715	$1,053	39

Medical device cost of revenue increased $0.6 million, or 40%, as compared to the year ended December 31, 2013 due to the increase in medical device costs being amortized to revenue. These costs were lower as a percentage of revenue for 2014 compared to 2013 due to a charge of $0.3 million in 2013 related to retrofitting our older Ekso units, with no comparable charge in 2014. Engineering services cost of revenue increased $0.5 million, or 37%, as compared to the year ended December 31, 2013 primarily due to an increase in costs related to the increase in overall project work noted above.

Operating Expenses:

The following table presents our operating expenses (in thousands) for the periods indicated and associated percent change:

	Years Ended December 31,
	2014	2013	Change	% Change
Operating expenses:
Sales and marketing	$7,085	$4,291	$2,794	65
Research and development	3,868	2,677	1,191	44
General and administrative	7,400	3,913	3,487	89
Total operating expenses	$18,353	$10,881	$7,472	69

Sales and marketing expenses increased $2.8 million, or 65%, as compared to the year ended December 31, 2013 largely from an increase of $1.3 million in compensation related costs. In 2013, compensation costs were kept low pending an inflow of investment capital. In addition, travel costs increased by $0.4 million, reflecting greater sales efforts and stock compensation increased by $0.2 million from grants made during the current year. Marketing related expenses increased by $0.6 million compared to the prior year.

Research and development expenses increased $1.2 million, or 44%, as compared to the year ended December 31, 2013 primarily from an increase of $0.6 million in compensation related costs. As noted above, compensation costs were kept low in 2013 pending an inflow of investment capital. In addition, head count increased from approximately 13 employees at the end of 2013 to approximately 24 employees at the end of 2014. Patent related expenses increased by approximately $0.2 million in the current year compared to last year.

General and administrative expenses increased $3.5 million, or 89%, as compared to the year ended December 31, 2013, due primarily to a $1.8 million increase in compensation-related costs as compared to the year ended December 31, 2013. As noted above, compensation costs were kept low in 2013 pending an inflow of investment capital. In addition, the Company incurred $1.6 million in professional services fees primarily related to the merger, public company requirements and investor relations expenses.

Other Income (Expense), Net:

The following table presents our other income (expense), net (in thousands) for the periods indicated and associated percent change:

	Years Ended December 31,
	2014	2013	Change	% Change
Other income (expense):
Interest expense	$(435)	(1,726)	1,291	(75)
Gain (Loss) on warrant liability	(16,485)	186	(16,671)	(8,963)
Interest income	6	5	1	20
Other expense, net	(61)	(58)	(3)	5
Total other income (expense), net	$(16,975)	(1,593)	(15,382)	966

Total other income (expense), net reflected an increase of $15.4 million as compared to the year ended December 31, 2013 primarily from a $16.7 million net change in non-cash charges relating to outstanding warrants. The $16.5 million of current year warrant liability charges are attributable to warrants issued in the private placement offering in January and February 2014. Due to an anti-dilution provision in the warrants, the Company was required to classify the warrants as a liability and to adjust their value to market at each measurement period. In November 2014, the holders of a majority of the then outstanding warrants approved an amendment to remove the price-based anti-dilution provisions in the warrants. As a result, the warrants are no longer recorded as a liability effective November 2014 because they met the criteria for equity treatment. Interest expense decreased by $1.3 million this year as compared to last year due to the repayment of outstanding debt in January 2014.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012:

The following table presents our results of operations for the periods indicated and as a percentage of total revenue (in thousands):

	Years Ended December 31,
	2013		2012
	Actual	% Revenue	Actual	% Revenue
Revenue:
Medical devices	$1,612	49	$566	21
Engineering services	1,690	51	2,140	79
Total revenue	3,302	100	2,706	100

Cost of revenue:
Cost of medical devices	1,461	44	553	20
Cost of engineering services	1,254	38	1,783	66
Total cost of revenue	2,715	82	2,336	86

Gross profit	587	18	370	14

Operating expenses:
Sales and marketing	4,291	130	5,926	219
Research and development	2,677	81	4,304	159
General and administrative	3,913	119	4,381	162
Total operating expenses	10,881	330	14,611	540

Loss from operations	(10,294)	(312)	(14,241)	(526)

Other income (expense):
Interest expense	(1,726)	(52)	(736)	(27)
Gain (Loss) on warrant liability	186	6	17	1
Interest income	5	0	11	0
Other expense, net	(58)	(2)	(93)	(3)
Total other income (expense), net	(1,593)	(48)	(801)	(30)

Net loss	$(11,887)	(360)	(15,042)	(556)

Revenue:

The following table presents our revenues (in thousands) for the periods indicated and associated percent change:

	Years Ended December 31,
	2013	2012	Change	% Change
Revenue:
Medical devices	$1,612	$566	$1,046	185
Engineering services	1,690	2,140	(450)	(21)
Total revenue	$3,302	$2,706	$596	22

The increase in medical device revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 of $1.0 million, or 185%, was primarily due to an increase in recognized revenue related to 2012 sales and to a lesser extent to the revenue related to 2013 as medical device revenue is generally recognized over the period of the device maintenance service agreement. Engineering services revenue for the year ended December 31, 2013 decreased $0.5 million, or 21%, as compared to the year ended December 31, 2012, primarily due to lower development revenue related to the expiration of a four-year agreement with a single customer and a shift in resources to research and development, partially offset by an increase of approximately $186,000 related to federal agency contracts.

Cost of Revenue:

The following table presents our cost of revenues (in thousands) for the periods indicated and associated percent change:

	Years Ended December 31,
	2013	2012	Change	% Change
Cost of revenue:
Cost of medical devices	$1,461	$553	$908	164
Cost of engineering services	1,254	1,783	(529)	(30)
Total cost of revenue	$2,715	$2,336	$379	16

Medical device cost of revenue for the year ended December 31, 2013 increased $0.9 million, or 164%, as compared to the year ended December 31, 2012, due to an increase in recognized cost of revenue related to 2012 sales and to a lesser extent to the cost of revenue related to 2013 sales as cost of medical device revenue is generally recognized over the period of the device maintenance service agreement. In addition, there was an increase of $0.3 million in medical device cost of revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 related to a scheduled retrofit of previously sold devices and an increase of $0.2 million related to service agreements. Engineering services cost of revenue for the year ended December 31, 2013 decreased $0.5 million, or 30%, as compared to the year ended December 31, 2012, primarily due to lower development costs related to the expiration of an agreement with a single customer and the shift in resources to research and development.

Operating Expenses:

The following table presents our operating expenses (in thousands) for the periods indicated and associated percent change:

	Years Ended December 31,
	2013	2012	Change	% Change
Operating expenses:
Sales and marketing	$4,291	$5,926	$(1,635)	(28)
Research and development	2,677	4,304	(1,627)	(38)
General and administrative	3,913	4,381	(468)	(11)
Total operating expenses	$10,881	$14,611	$(3,730)	(26)

Sales and marketing expenses for the year ended December 31, 2013 decreased $1.6 million, or 28%, as compared to the year ended December 31, 2012, primarily due to lower employee-related costs largely in marketing, and other marketing-related expenses driven by the reduction in force in the third quarter of 2013.

Research and development expenses for the year ended December 31, 2013 decreased $1.6 million or 38%, as compared to the year ended December 31, 2012, primarily due to lower employee-related costs driven by the reduction in force in the third quarter of 2013.

General and administrative expenses for the year ended December 31, 2013 decreased $0.5 million, or 11%, as compared to the year ended December 31, 2012, primarily due to a decrease in employee-related expenses driven by a reduction in force in the third quarter of 2013 in order to reduce the Company’s cash burn prior to the completion of the private placement offering in January and February 2014.

Other Income (Expense), Net:

The following table presents our other income (expense), net (in thousands) for the periods indicated and associated percent change:

	Years Ended December 31,
	2013	2012	Change	% Change
Other income (expense):
Interest expense	$(1,726)	(736)	(990)	135
Gain (Loss) on warrant liability	186	17	169	994
Interest income	5	11	(6)	(55)
Other expense, net	(58)	(93)	35	(38)
Total other income (expense), net	$(1,593)	(801)	(792)	99

Total other expense, net increased $0.8 million or 99% primarily as a result of a full year of interest and accretion of the discount in 2013 on the $3.5 million loan we entered into in 2012, along with the interest on a bridge loan we entered into in 2013, partially offset by the non-cash gain on the change in fair value of the warrant liability.

Financial Condition, Liquidity and Capital Resources

Since the Company’s inception, we have devoted substantially all of our efforts toward the development of exoskeletons for the medical, military and industrial markets, toward the commercialization of our medical exoskeletons to rehabilitation centers and toward raising capital. Accordingly, we are considered to be in the early commercialization stage. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and convertible and promissory notes, as well as from government research grant awards and strategic collaboration payments.

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. We have incurred net losses of $33.7 million, $11.9 million and $15.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, our operating activities have used $15.0 million, $9.1 million and $12.7 million in cash for the years ended December 31, 2014, 2013, and 2012, respectively.

Liquidity and Capital Resources

Since the Company’s inception, we have satisfied our operating cash requirements from proceeds associated with non-recurring engineering and development projects and from grants. More recently, beginning in December 2010, we financed our operations primarily from the private placements of equity securities sold principally to outside investors.

We sold approximately $8.0 million of preferred stock to outside investors between December 2010 and June 2011, and approximately $9.0 million of preferred stock to outside investors between December 2011 and March 2012. Between May 2013 and August 2013, we sold approximately $10.8 million of preferred stock with warrants to purchase common stock. In November 2013, we secured $5.0 million through the issuance of convertible bridge notes, which were subsequently converted into common stock and common stock warrants in our private placement offering in January and February 2014, in connection with which we raised $22.0 million, net of expenses and paid $2.6 million of a then outstanding note payable. In November 2014, we raised an additional $21.4 million, net of expenses, from the exercise of warrants to purchase 22.8 million shares of common stock.

Primarily as a result of the exercise of the warrants in November 2014, cash on hand at December 31, 2014 was $25.2 million. Based upon our current average monthly net use of cash of $1.25 million and assuming increases in current revenue and gross profit, offset by some modest incremental net use of cash for increased operating expenses and a potential increase in rental activity for our medical device business, the Company believes it has sufficient resources to meet financial obligations into the second quarter of 2016.

Our actual capital requirements may vary significantly and will depend on many factors. For example, we may choose to increase our investments (i) in our clinical, sales and marketing initiatives to accelerate adoption of the Ekso in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

Consequently, the Company will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or corporate collaborations. When we need to raise additional capital, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands):.

	Years Ended December 31,
	2014	2013	2012

Cash, beginning of period	$805	$1,738	$558
Net cash used in operating activities	(15,007)	(9,063)	(12,663)
Net cash used in investing activities	(1,487)	(379)	(865)
Net cash provided by financing activities	40,879	8,509	14,708
Cash, end of period	$25,190	$805	$1,738

Net Cash Used in Operating Activities

Net cash used in operations for the year ended December 31, 2014 was driven by our $33.8 million operating loss, offset by $18.3 million in non-cash charges. Non-cash charges included $16.5 million that was attributable to warrants issued in the private placement offering in January and February 2014. Due to an anti-dilution provision in the warrants, the Company was required to classify the warrants as a liability and to adjust their value to market at each measurement period.

Net cash used in operations for the year ended December 31, 2013 was driven by our $11.9 million operating loss,

offset by $1.9 million in non-cash charges. A net $0.4 million of deferred revenue and deferred cost of revenue positively impacted operating cash flows for the year.

Net cash used in operations for the year ended December 31, 2012 was driven by our $15.0 million operating loss,

offset by $1.3 million in non-cash charges. A net $1.5 million of deferred revenue and deferred cost of revenue positively impacted operating cash flows for the year.

Net Cash Used in Investing Activities

Net cash used in investing activities of $1.5 million, $0.4 million and $0.9 million for the years ended December 31, 2014, 2013 and 2013 was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations, loaners to current customers, and as rental units.

Net Cash Provided by Financing Activities

The net cash provided by financing activities for the year ended December 31, 2014 of $40.9 million included a net $22.0 million from the private placement offering in January and February, 2014 and $21.4 million from the exercise of warrants in November 2014. The proceeds from the 2014 private placement offering were in turn used to retire $2.6 million of outstanding debt.

The net cash provided by financing activities for the year ended December 31, 2013 of $8.5 million was driven by the issuance of convertible preferred stock and convertible bridge notes that netted $10.1 million in cash, offset by principal payments on notes payable of $1.9 million.

The net cash provided by financing activities for the year ended December 31, 2012 of $14.7 million was driven by the issuance of convertible preferred stock, convertible bridge notes, and notes payable that in total netted $15.3 million in cash, offset by principal payments on notes payable of $0.6 million.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2014 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2014.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Operating Lease	$909	$377	$532	$-	$-
Leasehold Improvement Loans	115	48	67	-	-
Capital lease	14	5	9	-	-
Total	$1,038	$430	$608	$-	$-

The table above reflects only payment obligations that are fixed and determinable.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements under the caption “Recent Accounting Pronouncements” for a discussion of new accounting pronouncements. We do not expect that any new pronouncements or interpretations upon adoption will have a material impact on our results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We report our financial results in U.S. dollars; however we conduct business in foreign countries and have a United Kingdom (“UK”) based subsidiary. As the UK subsidiary is not a significant part of our business, each transaction is recorded in United States dollars as they occur.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and British Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2014, sales denominated in foreign currencies were approximately 24% of total revenue. A hypothetical 5% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease to revenues for 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ekso Bionics Holdings Inc.

We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Ekso Bionics Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & CO. LLP

San Francisco, California
March 18, 2015

Ekso Bionics Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash	$25,190	$805
Accounts receivable, net of allowance of $55 at December 31, 2014 and 2013	1,549	549
Inventories, net	622	725
Prepaid expenses and other current assets	388	355
Deferred cost of revenue, current	1,551	769
Total current assets	29,300	3,203
Property and equipment, net	2,102	1,575
Deferred cost of revenue, non-current	2,017	804
Other assets	55	1,002
Total assets	$33,474	$6,584

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable, current	$41	$1,639
Convertible debt	—	5,062
Accounts payable	783	1,499
Accrued liabilities	2,378	1,436
Deferred revenues, current	3,412	2,419
Total current liabilities	6,614	12,055
Deferred revenues, non-current	3,895	2,209
Notes payable, non-current	77	867
Warrant liability	—	378
Deferred rent	88	124
Total liabilities	10,674	15,633
Commitments and contingencies (Note 16)
Convertible preferred stock issuable in series, $0.001 par value; 10,000,000 and 33,523,600 shares authorized at December 31, 2014 and December 31, 2013, respectively; none and 25,923,872 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; liquidation preference of $1.07 per share at December 31, 2013	—	27,324
Stockholders' equity (deficit):
Common stock, $0.001 par value; 500,000,000 and 60,952,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 101,621,358 and 21,114,783, shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	102	21
Additional paid-in capital	94,499	1,638
Accumulated deficit	(71,801)	(38,032)
Total stockholders' equity (deficit)	22,800	(36,373)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$33,474	$6,584

See Accompanying Notes to Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Consolidated Statement of Operations

(In thousands, except share and per share amounts)

	Years ended December 31,
	2014	2013	2012
Revenue:
Medical devices	$2,924	$1,612	$566
Engineering services	2,403	1,690	2,140
Total revenue	5,327	3,302	2,706

Cost of revenue:
Cost of medical devices	2,048	1,461	553
Cost of engineering services	1,720	1,254	1,783
Total cost of revenue	3,768	2,715	2,336

Gross profit	1,559	587	370

Operating expenses:
Sales and marketing	7,085	4,291	5,926
Research and development	3,868	2,677	4,304
General and administrative	7,400	3,913	4,381
Total operating expenses	18,353	10,881	14,611

Loss from operations	(16,794)	(10,294)	(14,241)

Other income (expense):
Interest expense	(435)	(1,726)	(736)
Gain (loss) on warrant liability	(16,485)	186	17
Interest income	6	5	11
Other expense, net	(61)	(58)	(93)
Total other income (expense), net	(16,975)	(1,593)	(801)

Net loss	$(33,769)	$(11,887)	$(15,042)

Basic and diluted net loss per share	$(0.43)	$(0.57)	$(0.75)
Shares used to compute basic and diluted net loss per share	78,264,040	20,977,177	20,167,662

See Accompanying Notes to Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Amounts in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance at December 31, 2011	7,958,325	$8,200	14,839,648	$10	$671	$ (11,103)	$ (10,422)
Issuance of Series A-2 convertible preferred stock at $2.10 per share issued in exchange for cash	7,840,966	8,476	-	-	-	-	-
Issuance of common stock upon exercise of options	-	-	238,664	-	32	-	32
Common stock repurchased	-	-	(12,381)	-	(1)	-	(1)
Vesting of early exercised options	-	-	-		(13)	-	(13)
Stock-based compensation expense	-	-	-	-	333	-	333
Net loss	-	-	-	-	-	(15,042)	(15,042)
Balance at December 31, 2012	15,799,291	$16,676	15,065,931	$10	$1,048	($26,145)	($25,087)

Issuance of Series B convertible preferred stock at $2.10 per share issued in exchange for cash	4,083,225	4,294	-	-	-	-	-

Issuance of Series B convertible preferred stock upon conversion of convertible debt and accrued interest	6,041,356	6,490	-	-	-	-	-
Common stock warrants issued in connection with issuance of Series B convertible preferred stock	-	(136)	-	-	136	-	136
Issuance of common stock upon exercise of options	-	-	771,341	-	65	-	65
Common stock repurchased	-	-	(2,857)	-	-	-	-
Vesting of early exercised options	-	-	-	-	4	-	4
Stock-based compensation expense	-	-	-	-	396	-	396
Effect of merger and recapitalization of share amounts	-	-	-	6	(6)	-	-
Issuance of shares to stockholders of Ekso Bionics Holdings Inc.	-	-	5,280,368	5	(5)	-	-
Net loss	-	-	-	-	-	(11,887)	(11,887)
Balance at December 31, 2013 (See Note 3)	25,923,872	$27,324	21,114,783	21	1,638	(38,032)	(36,373)
Issuance of common stock upon exercise of options	-	-	90,057	-	2	-	2
Fair value of warrant liability transferred to equity upon net exercise	767,212	-	-	-	282	-	282
Conversion of preferred stock	(26,691,084)	(27,324)	26,691,084	27	27,297	-	27,324
Balance at January 15, 2014 before Merger and PPO	-	-	47,895,924	48	29,219	(38,032)	(8,765)
PPO shares issued for cash	-	-	25,300,000	25	25,275	-	25,300
PPO shares issued upon conversion of 2013 Bridge Notes	-	-	5,000,000	5	5,077	-	5,082
Shares issued to consultant in PPO	-	-	250,000	-	-	-	-
Fair value of warrant obligation transferred to equity	-	-	-	-	96	-	96
Unamortized debt discounts transferred to equity					(947)		(947)
Offering costs	-	-	-	-	(3,339)	-	(3,339)
Issuance of common stock warrants at fair value	-	-	-	-	(10,614)	-	(10,614)
Balance at January 15, 2014 after Merger and PPO	-	-	78,445,924	78	44,767	(38,032)	6,813
Issuance of common stock from exercise of warrants, net	-	-	22,880,500	23	21,389	-	21,412
Fair value of warrant liability transferred to equity upon removal of anti-dilution clause	-	-	-	-	27,099	-	27,099
Stock option exercises	-	-	294,934	1	101	-	102
Stock-based compensation expense	-	-	-	-	1,143	-	1,143
Net loss	-	-	-	-	-	(33,769)	(33,769)
Balance at December 31 , 2014	-	$-	101,621,358	$102	$94,499	$(71,801)	$22,800

See Accompanying Notes to Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Years Ended December 31,
	2014		2013	2012
Operating activities:
Net loss		$(33,769)	$(11,887)	$(15,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		745	469	342
Loss on sale of property and equipment		-	-	20
Inventory allowance expense		(36)	(8)	20
Amortization of deferred rent		(36)	(36)	157
Amortization of debt discounts and accrued interest		208	169	121
Amortization of notes payable offering costs		-	21	8
Interest expense accrued to convertible notes		20	231	43
Interest income added to note receivable from stockholder		3	-	(4)
Fair value of warrant accounted for as a reduction of revenue			-	58
Adjustment to record convertible note at fair value			799	174
Stock-based compensation expense		1,143	391	333
Loss (gain) on fair value of warrant liability		16,485	(186)	(17)
Changes in operating assets and liabilities:

Accounts receivable		(1,000)	239	(397)
Inventories		354	(102)	(829)
Prepaid expense and other assets		(36)	(87)	(5)

Deferred costs of revenue		(1,995)	(442)	(1,130)
Accounts payable		(716)	(231)	809
Accrued liabilities		944	433	74
Customer advances and deferred revenues		2,679	1,164	2,602

Net cash used in operating activities		(15,007)	(9,063)	(12,663)
Investing activities:
Security deposits		-	-	10
Note receivable from stockholder		-	-	(45)
Acquisition of property and equipment, net		(1,487)	(379)	(830)
Net cash used in investing activities		(1,487)	(379)	(865)
Financing activities:
Proceeds from issuance of 2012 Series B Convertible Bridge Notes		-	2,000	3,311
Proceeds from issuance of 2013 Series B Convertible Bridge Notes, net of issuance costs		-	4,929	-
Proceeds from issuance of notes payable and warrants, net of issuance costs		-	-	3,500
Principal payments on notes payable		(2,596)	(1,829)	(610)
Payment for private placement offering		-	(948)	-
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs		-	4,152	8,476
Proceeds from exercise of stock options		102	205	31
Proceeds from exercise of warrants, net of issuance costs		21,412	-	-
Proceeds from issuance of common stock, net of issuance costs		21,961	-	-

Net cash provided by financing activities		40,879	8,509	14,708
Net increase (decrease) in cash		24,385	(933)	1,180
Cash at beginning of period		805	1,738	558

Cash - end of period		$25,190	$805	$1,738

Supplementary cash flows disclosure:
Cash paid for taxes		$38	$25	$-
Cash paid for interest		$138	$633	$387

Supplemental disclosure of non-cash activities:
Conversion of convertible preferred stock to common stock
Preferred stock and common stock warrants issued to lender	$		$5	$355
Conversion of convertible notes into Series B convertible preferred stock	$		$6,490	$-
Common stock warrants issued in connection with Series B convertible preferred stock offering	$		$169	$-
Acquisition of property and equipment with note payable		$-	$-	$200
Acquisition of property and equipment with capital lease		$-	$-	$23
Transfer of property and equipment from inventory		$-	$-	$467
Conversion of bridge loan to common stock		$5,082	$-	$-
Conversion of convertible preferred stock to common stock		$27,324	$-	$-
Conversion of preferred stock warrants to common stock warrants		$282	$-	$-
Transfer of warrant liability to equity		$27,099	$-	$-
Vesting of early exercised stock options	$		$5	$13

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Organization

Description of Business

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. named Ekso Acquisition Corp., merged with and into Ekso Bionics, Inc. (the “Merger”). Ekso Bionics, Inc. was the surviving corporation and became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. As a result of this transaction, Ekso Bionics Holdings, Inc. discontinued its pre-merger operations, acquired the business of Ekso Bionics, Inc. and continues the operations of Ekso Bionics, Inc. as a publicly traded company. See Note 3, The Merger, Offering and Other Related Matters. Ekso Bionics, Inc. was incorporated in January 2005 in the State of Delaware.

As used in these notes to the consolidated financial statements, the term “the Company” refers to Ekso Bionics Holdings, Inc. formerly known as PN Med Group, Inc., and its wholly-owned subsidiaries, including Ekso Bionics, Inc. after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger. Unless otherwise indicated, all dollar amounts included in these notes to the financial statements are in thousands.

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

We also have a collaborative partnership with Lockheed Martin Corporation (“Lockheed”) to develop products for military applications and a license agreement with Otto Bock Healthcare Products Gmbh.

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

Liquidity

Largely as a result of significant research and development activities related to the creation of our advanced technology, we have incurred significant operating losses and negative cash flows from operations since inception. During the year ended December 31, 2014, the Company used $15.0 million of cash in operations compared to $9.1 and $12.7 million for the years ended December 31, 2013 and 2012, respectively.

Primarily as a result of the exercise of the warrants in November 2014, cash on hand at December 31, 2014 was $25.2 million. Based upon our current average monthly net use of cash of $1.25 million and assuming increases in current revenue and gross profit, offset by some modest incremental net use of cash for increased operating expenses and a potential increase in rental activity for our medical device business, the Company believes it has sufficient resources to meet financial obligations into the second quarter of 2016.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Our actual capital requirements may vary significantly and will depend on many factors. For example, we may choose to increase our investments (i) in our clinical, sales and marketing initiatives to accelerate adoption of the Ekso in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

Consequently, the Company will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or corporate collaborations. When we need to raise additional capital, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: revenue recognition, deferred revenue and the deferral of the associated costs, useful lives assigned to long-lived assets, realizability of deferred tax assets, valuation of common and preferred stock warrants, the valuation of options and warrants, and contingencies. Actual results could differ from those estimates.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency. Since some of the Company's transactions are executed in various non-U.S. dollar currencies, the Company converts these transactions into U.S. dollars for reporting purposes. Foreign exchange transaction gains and losses are included in other income (expense), in the accompanying Consolidated Statements of Operations. Amounts of such gains and losses were not significant through December 31, 2014.

Comprehensive Income/(Loss)

Accounting Standards Codification (“ASC”) 220, Comprehensive Income requires that an entity’s change in equity (or net assets) be reported if it arises from transactions and other events having non-owner sources. Comprehensive loss for the periods presented was comprised solely of the Company’s consolidated net loss. The comprehensive loss for the years ended December 31, 2014, 2013 and 2012 was $33,769, $11,887, and 15,042, respectively. There were no changes in equity that were excluded from the Company’s consolidated net loss for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash is deposited in bank accounts with the Company’s primary cash management bank. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. The Company did not have any cash equivalents or investments in money market funds as of December 31, 2014 and 2013.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of December 31, 2014 and December 31, 2013.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign contracts.

In 2014, the Company had two customers with accounts receivable balances totaling 10% or more of the Company’s total accounts receivable (22% and 11%), compared with two customers in 2013 (25% and 17%).

In 2014, the Company had one customer with billed revenue balances of 10% or more of the Company’s total customer revenue (12%), compared with two customers in 2013 (19% and 10%) and four customers in 2012 (14%, 13%, 12% and 11%).

Note Receivable

The Company has a note receivable from a customer for $101, with an annual interest rate of 5% that matures on September 30, 2015 and principal payments based on future purchases. The $101 is included as a component of prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.

Inventories, net

Inventories are recorded at the lower of cost or market value. Cost is principally determined using the average cost method. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified are recorded as an inventory impairment charge to the consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful life of ten years or the related terms of the lease.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation or amortization are removed from the accompanying Consolidated Balance Sheets, with any gain or loss reflected in the accompanying Consolidated Statements of Operations. We have evaluated our lease obligations and do not have any material asset retirement obligations.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. The Company’s long-lived assets subject to this evaluation include only property and equipment. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. For each of the years ended December 31, 2014 and 2013, none of the Company’s property and equipment was determined to be impaired. Accordingly, no impairment loss has been recognized.

Convertible Debt Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with applicable GAAP. ASC 815, Derivatives and Hedging Activities, (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.  Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settleable with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor's S&P 500 Index and settleable with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying consolidated statements of operations.

Warrants Issued in Connection with Financings

The Company accounts for freestanding warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other income (expense) in the accompanying Consolidated Statements of Operations.

Common Stock Warrants

We accounted for the common stock warrants issued in connection with our Merger (see Note 3, The Merger, Offering and Other Related Matters) in accordance with the guidance in ASC 815-40. Under ASC 815-40, the warrants at the time of the Merger did not meet the criteria for equity treatment and were recorded as a liability. The warrants had an anti-dilution clause on issuance that allowed for a decrease in the exercise price of the warrants if the Company issued additional shares of common stock without consideration or for consideration per share less than the common stock warrant’s exercise price. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of the Merger and re-measured the warrants at each balance sheet date through November 2014.

The fair value of the warrant liability at each applicable date was determined using the binomial lattice pricing model. This model is dependent upon several variables such as the instrument’s term, expected strike price, current stock price, risk-free interest rate estimated over the expected term, and the estimated volatility of our stock over the term of the warrant. The expected strike price is estimated based on a weighted average probability analysis of the strike price changes expected during the term as a result of the anti-dilution clause in the agreement. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies. In November 2014, the holders of a majority of the then outstanding warrants approved an amendment to remove the price-based anti-dilution provisions in the warrants. As a result, the warrants are no longer recorded as a liability and effective November 2014 they met the criteria for equity treatment (see Note 13, Capitalization and Equity Structure - Warrants).

Fair Value of Financial Instruments

The Company records its consolidated financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

Deferred Rent

Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis over the life of the lease.

Revenue and Cost of Revenue Recognition

When collaboration, other research arrangements and product sales include multiple-element revenue arrangements, the Company accounts for these transactions by identifying the elements, or deliverables, included in the arrangement and determining which deliverables are separable for accounting purposes. The Company considers delivered items to be a separate unit of accounting if the delivered item(s) have stand-alone value to the customer and delivery or performance of the undelivered item is considered probable and substantially in the control of the Company.

The Company recognizes revenue when the four basic criteria of revenue recognition are met:

•	Persuasive evidence of an arrangement exists. Customer contracts and purchase orders are generally used to determine the existence of an arrangement.

•	The transfer of technology or products has been completed or services have been rendered. Customer acceptance, when applicable, is used to verify delivery.

•	The sales price is fixed or determinable. The Company assesses whether the cost is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•	Collectability is reasonably assured. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis as well as the customer’s payment history.

Beginning with the commercialization of our medical device units as discussed below in 2012, the Company began to recognize revenue from the sales of units and related services.

Medical Device Revenue and Cost of Revenue Recognition

The Company builds medical devices called the Ekso for sale and capitalizes into inventory materials, direct and indirect labor and overhead in connection with manufacture and assembly of these units.

In a typical Ekso sales arrangement, the Company is obligated to deliver to the customer the Ekso unit and related software (the software is essential to the unit’s functionality), post-sale training, technical support and maintenance. Because of the uniqueness of the Ekso unit and its use, none of these deliverables has standalone value to the customer. Accordingly, once a sales arrangement with a fixed or determinable price and reasonably assured payment is in place, the entire arrangement is accounted for as a single unit of accounting. The total sales price for the delivered and undelivered elements are deferred and amortized to revenue beginning at the completion of training on a straight line basis over the maintenance period, usually three years, which is the last delivered item.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Because of the limited guidance about how to account for costs associated with a delivered item that cannot be separated from the undelivered items, the accounting for such costs must be based on the conceptual framework and analogies to the limited guidance that does exists. Accordingly, the Company accounts for the costs of the delivered items following, by analogy, the guidance in ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”). Under this guidance, upon completion of training, the costs capitalized into inventory, including direct material, direct and indirect labor, as well as overhead costs, are deferred and then amortized to costs of sales on the same basis as deferred revenue. The Company’s inclusion of indirect labor and overhead costs are included in inventory because, under the conceptual framework, they add value to the Ekso unit and are otherwise appropriate inventory costs. Since the Company has an enforceable contract for the remaining deliverables and the entire arrangement is expected to generate positive margins, realization of the capitalized costs is probable and, as such, deferring and amortizing them on the same basis as deferred revenue is appropriate.

At the time of shipment to the customer, the related inventory is reclassified to deferred cost of revenue where it is amortized to cost of revenue over the same period that revenue is recognized. All costs incurred subsequent to the date of shipment are expensed as incurred. The cost of medical device revenue includes expenses associated with the manufacture and delivery of devices including materials, payroll, benefits, subcontractor expenses, depreciation of manufacturing equipment, excess and obsolete inventory costs, and shipping charges.

Engineering Services Revenue and Cost of Revenue

The Company enters into technology license agreements that typically provide for annual minimum access fees. When these annual minimum payments have separate stand-alone values, the Company recognizes revenue when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of continuing research and/or other development efforts.

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

Government grants, which support the Company’s research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grant awards. Grant revenue is recognized as the associated project labor hours are incurred in relation to total labor hours. There are some grants, like the National Science Foundation grants, which the Company draws upon and spends based on budgets preapproved by the grantor.

The cost of engineering services revenue includes payroll and benefits, subcontractor expenses and materials. All costs related to engineering services are expensed as incurred and reported as cost of revenue.

Research and Development

Research and development costs consist of costs incurred for the Company’s own internal research and development activities. These costs primarily include salaries and other personnel-related expenses, contractor fees, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility. Such costs are expensed as incurred.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $1, $6 and $80 for the years ended December 31, 2014, 2013 and 2012, respectively.

Shipping Costs

Amounts billed to customers for shipping costs are recognized as revenue. Costs incurred to ship devices from the Company’s manufacturing facility are recorded in cost of revenues. Shipping revenues and costs were immaterial for all periods presented.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The Company accounts for any income tax contingencies in accordance with accounting guidance for income taxes. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been considered.

For the preparation of the Company's consolidated financial statements included herein, the Company estimates its income taxes and tax contingencies in each of the tax jurisdictions in which it operates prior to the completion and filing of its tax returns. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. The Company must then assess the likelihood that the deferred tax assets will be realizable, and to the extent they believe that realizability is not likely, the Company must establish a valuation allowance. In assessing the need for any additional valuation allowance, the Company considers all the evidence available to it, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model and recognizes the fair value less estimated forfeitures on a straight-line basis over the requisite service periods of the awards. Stock-based awards made to non-employees are measured and recognized based on the estimated fair value on the vesting date and are re-measured at each reporting period.

The Company’s determination of the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because there is insufficient information available to estimate the expected term of the stock-based awards, we adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin No. 110. On this basis, we estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

The Company has, from time to time, modified the terms of its stock options to employees. The Company accounts for the incremental increase in the fair value over the original award on the date of the modification as an expense for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value based measure of the modified award on the date of modification over the fair value of the original award immediately before the modification.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Net loss per share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period, as follows:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(33,769)	$(11,887)	$(15,042)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	78,264,040	20,977,117	20,167,662
Net loss per share, basic and diluted	$(0.43)	$(0.57)	$(0.75)

The following potential common shares and warrants outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Years Ended December 31,
	2014	2013	2012
Options to purchase common stock	10,791,081	7,555,324	6,531,109
Warrants	13,795,861	1,388,573	796,678
Total common stock equivalents	24,586,942	8,943,897	7,327,787

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation. ASU No. 2014-12 relates to share-based payments in which the terms of the award provide that a performance target that affects vesting that could be achieved after the requisite service period is to be treated as a performance condition. ASU No. 2014-12 is effective for annual reporting periods beginning on or after December 15, 2015 and early adoption is permitted. Management is still in the process of assessing the impact of ASU 2014-12 on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. Under ASU No. 2014-15, an entity’s management is to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable. If such conditions are identified, management is to consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt, with the findings disclosed in the financial statements of the entity. ASU No. 2014-15 is effective for annual reporting periods beginning on or after December 15, 2016 and early adoption is permitted. Management is still in the process of assessing the impact of ASU 2014-09 on the Company’s consolidated financial statements.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

3. The Merger, Offering and Other Related Transactions

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

On January 15, 2014, Holdings and a newly formed wholly-owned subsidiary of Holdings, Ekso Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ekso Bionics. Under the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, with Ekso Bionics remaining as the surviving corporation and with the stockholders of Ekso Bionics exchanging all of their common stock, preferred stock and warrants to purchase preferred stock issued and outstanding immediately prior to the closing of the Merger into an aggregate of 42,615,556 shares of Holdings’ common stock and warrants to purchase 621,361 shares of common stock. In addition, options to purchase 4,989,111 shares of common stock of Ekso Bionics were converted into options to purchase 7,602,408 shares of common stock of Holdings. These shares are in addition to 5,280,368 outstanding shares of Holdings common stock held by certain pre-Merger stockholders of Holdings, consisting of 4,500,600 shares held by such stockholders prior to the Merger and an additional 779,768 shares issued to such stockholders pursuant to a provision in the Merger Agreement requiring us to issue a number of shares such that the aggregate ownership of the pre-Merger stockholders (not including any shares of common stock purchased by them in the private placement offering described below) remained approximately 6.8% of the outstanding common stock of the Company following the Merger.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, Holdings transferred all of its pre-Merger operating assets and liabilities to a newly formed wholly-owned special-purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to two individuals who were the pre-Merger majority stockholders of Holdings and Holdings’ former officers and sole director (the “Split-Off”), in consideration of and in exchange for (a) the surrender and cancellation of an aggregate of all shares of Holdings’ common stock held by such individuals (which were cancelled and resumed the status of authorized but unissued shares of our common stock) and (b) certain representations, covenants and indemnities.

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

Retroactive Conversion of all Share and Per Share Amounts

In accordance with reverse merger accounting guidance, amounts for Ekso Bionics’ historical (pre-merger) common stock, preferred stock and warrants and options to purchase common stock including share and per share amounts have been retroactively adjusted using their respective exchange ratios in these financial statements, except for the pre-Merger amounts shown in the Statement of Stockholders’ Equity (Deficit) or unless otherwise disclosed. The conversion ratios were 1.5238, 1.6290, 1.9548 and 1.9548 for shares of common stock, Series A preferred stock, Series A-2 preferred stock and Series B preferred stock, respectively.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Repayment of 2013 Bridge Note

In November 2013, in anticipation of the Merger and related private placement offering, Ekso Bionics completed a private placement to accredited investors of $5,000 of its senior subordinated secured convertible notes (the “2013 Bridge Notes”). Upon the closing of the Merger and the private placement offering described below, the $5,000 in outstanding principal and $83 of accrued interest of the 2013 Bridge Notes automatically converted into 5,000,000 Units (as defined below), and investors in the 2013 Bridge Notes received warrants to purchase 2,500,000 shares of common stock at an exercise price of $1.00 per share for a term of three years (the “Bridge Warrants”). The Bridge Warrants had weighted average anti-dilution protection, subject to customary exceptions.

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company held a closing of a private placement offering (the “PPO”) in which it sold 20,580,000 Units at a purchase price of $1.00 per Unit, with each Unit consisting of one share of common stock plus a warrant (the “PPO Warrants”) to purchase an additional share of common stock of the Company at $2.00 per share with a five year term (the “Units”). Included in the initial Unit sales were 5,000,000 Units that were issued upon conversion of the 2013 Bridge Notes mentioned above. Between January 29, 2014 and February 6, 2014, the Company issued an additional 9,720,000 Units in subsequent closings of the PPO. As a result of issuing a total of 30,300,000 Units: (a) the Company received gross proceeds of $25,300, (b) $5,083 of debt and accrued interest attributable to the 2013 Bridge Notes was settled with the issuance of 5,000,000 Units, (c) a net of $2,553 of our Senior Note Payable (as defined below) was paid off, and (d) we incurred offering costs of $3,338.

Investors in the Units had weighted average anti-dilution protection with respect to the shares of common stock included in the Units if within 24 months after the final closing of the PPO the Company issues additional shares of common stock or common stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2014 Equity Incentive Plan) for consideration per share less than $1.00. The PPO warrants had weighted average anti-dilution protection, subject to customary exceptions.

In connection with the conversion of the 2013 Bridge Notes and the PPO, the placement agent for the PPO and its sub-agents were paid an aggregate commission of $3,030 and were issued warrants to purchase an aggregate of 500,000 shares of our common stock, with an exercise price per share of $1.00 and a term of five years (“Bridge Agent Warrants”) and warrants to purchase an aggregate of 2,500,000 shares of common stock with a term of five years and an exercise price of $1.00 per share (the “PPO Agent Warrants”). The Bridge Agent Warrants and PPO Agent Warrants have weighted average anti-dilution protection, subject to customary exceptions.

In November 2014, the holders of a majority of the then outstanding warrants approved an amendment to remove the price-based anti-dilution provisions in the Bridge Warrants, PPO Warrants, Bridge Agent Warrants and PPO Agent Warrants (see Note 13, Capitalization and Equity Structure - Warrants).

Offer to Amend and Exercise

In November 2014, the Company consummated an offer to amend and exercise (the “Offer to Amend and Exercise”) its PPO Warrants at a temporarily reduced exercise price. Pursuant to the Offer to Amend and Exercise, an aggregate of 22,755,500 PPO Warrants were tendered by their holders and were amended to reduce the exercise price from $2.00 to $1.00 per share of common stock, and to restrict the ability of the holder of shares issuable upon exercise of the amended warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of 50 days after the Expiration Date.

In connection with the Offer to Amend and Exercise, the holders of a majority of the then outstanding PPO Warrants, Bridge Warrants, PPO Agent Warrants and Bridge Agent Warrants approved an amendment to remove the price-based anti-dilution provisions in those warrants (see Note 13, Capitalization and Equity Structure - Warrants).

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

2014 Equity Incentive Plan

Before the Merger, the Board of Directors adopted, and the stockholders approved, the 2014 Equity Incentive Plan, which provides for the issuance of incentive awards of up to 14,410,000 shares of common stock to officers, key employees, consultants and directors. In connection with the Merger, options to purchase Ekso Bionics common stock outstanding immediately prior to the Merger were converted into an aggregate of 7,602,408 shares of Holdings issued under the 2014 Equity Incentive Plan.

On the closing of the Merger, the Board granted to officers and directors options to purchase an aggregate of 2,300,000 shares of common stock under the 2014 Plan.

4. Fair Value Measurements

Our fair value hierarchies for our financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Liabilities:
Warrant liability	$378	$–	$–	$378
Convertible debt	$5,062	$–	$–	$5,062

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities during the year ended December 31, 2014, which were measured at fair value on a recurring basis:

	Warrant	Convertible
	Liability	debt
Balance at December 31, 2013	$378	$5,062
Additional debt incurred prior to Merger		20
Transfer to equity upon settlement at Merger		(5,082)
Fair value of warrants issued on Merger and subsequent PPO	10,614
Change in fair value of warrants issued on Merger and subsequent PPO	16,485
Transfer to equity upon removal of anti-dilution feature	(27,099)
Warrant liability transferred to equity upon exercise	(282)
Obligation to issue a warrant transferred to equity	(96)
Balance at December 31, 2014	$-	$-

The warrant liability and convertible debt outstanding as of December 31, 2013 were settled in transactions related to the Merger. See Note 3, The Merger, Offering and Other Related Transactions. The warrant liability from the issuance of warrants during the year ended December 31, 2014 was settled pursuant to a warrant tender offer in November 2014. See Note 13, Capitalization and Equity Structure - Warrants.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

5. Inventories

Inventories, net consist of the following:

	December 31,
	2014	2013
Raw materials	$554	$501
Finished goods	63	-
Work in progress	53	236
Subtotal	670	737
Less: inventory reserve	(48)	(12)
Inventory, net	$622	$725

6. Property and Equipment, net

Property and equipment, net, consists of the following:

	Estimated	December 31,
	Life	2014	2013
Machinery and equipment	3-5 years	$2,210	$1,137
Computers and peripherals	5 years	380	327
Computer software	3-5 years	78	78
Leasehold improvement	10 years	625	607
Tools, molds, dies and jigs	5 years	37	37
Furniture and office equipment	3-7 years	274	274
		3,604	2,460
Accumulated depreciation and amortization		(1,502)	(885)
Property and equipment, net		$2,102	$1,575

Depreciation and amortization expense totaled $745, $469 and $342 for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Deferred Revenues

In connection with our device sales and research services, we often receive cash payments before our earnings process is complete. In these instances, we record the payments as customer deposits or customer advances until the device is shipped to the customer or in the case of research services until the earnings process or milestone is achieved.

As described in our revenue recognition policy for Ekso unit sales, revenues are deferred and recognized over the maintenance period. Accordingly, at the time of shipment the amount billed is recorded as deferred revenue. Also, at the time of shipment to the customer, the related inventory is reclassified to deferred cost of revenue where it is amortized to cost of revenue over the same period as the related revenue.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Deferred revenues, and deferred cost of revenues consist of the following:

	December 31,
	2014	2013

Customer deposits and advances	$105	$443
Deferred Ekso unit revenues	5,327	3,463
Deferred service, leasing and software revenues	1,875	722
Deferred revenues total	7,307	4,628
Less current portion	(3,412)	(2,419)
Deferred revenues, non-current	$3,895	$2,209

Deferred cost of revenue	$3,568	$1,573
Less current portion	(1,551)	(769)
Deferred cost of revenue, non-current	$2,017	$804

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2014	2013
Salaries, benefits and related expenses	$1,847	$658
Professional fees	184	375
Warranty expense	126	288
Taxes	46	72
Royalties	50	1
Travel	76	25
Other	49	17
Total	$2,378	$1,436

9. Debt Instruments

Senior Notes Payable and Associated Warrants

On April 27, 2011, Ekso Bionics entered into a senior note payable agreement with Venture Lending & Leasing VI, Inc. (the “Lender”). The initial loan commitment of $1,500 was funded in two tranches: $1,000 in April 2011 and $500 in October 2011. In May 2012, the Lender funded an additional $3,500 under an amendment to the 2011 agreement. The aggregate of $5,000 in funded loans is referred to as the “Senior Note Payable”.

The Senior Note Payable was interest-only for the first nine months, after which it converted into a fully-amortizing 30-month term note. The Senior Note Payable was secured by substantially all of our assets, including accounts receivable, inventories, property and equipment, and intangible assets, including intellectual property. The outstanding principal of the loan as of December 31, 2013 was $2,553.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

As part of the debt incurred in 2011, Ekso Bionics issued the Lender a warrant to purchase 128,570 shares of Ekso Bionics’ Series A convertible preferred stock with an exercise price of $1.75 per share which was to expire on October 31, 2021. The fair value of the warrant at the issuance date was estimated to be $167 using the Black-Scholes option-pricing model. In conjunction with the additional debt incurred in 2012, Ekso Bionics issued an additional warrant for 257,829 shares of Ekso Bionics’ Series B convertible preferred stock at an exercise price of $2.10 per share and a warrant to purchase 19,337 of Ekso Bionics’ common stock at an exercise price of $2.10 per share, both with an expiration date of June 1, 2022. The fair value of the 2012 warrants on the issuance date was determined to be $355 using probability weighted models.

The fair value of the 2011 and 2012 warrants was recorded as a debt discount and was amortized to expense over the term of the loan using the interest method. As of December 31, 2013, the remaining unamortized debt discount was $208 and was included as a component of Notes Payable in the Company’s balance sheet. In conjunction with the Merger, the outstanding amount of the unamortized debt discount was recorded as an expense in the Company’s 2014 consolidated statement of operations.

The Senior Note Payable had various covenants that, among other things, limited Ekso Bionics’ ability to incur debts and liens and to make asset sales and dividend payments. In July 2013, Ekso Bionics defaulted on the Senior Note Payable by failing to make a required payment when due. In November 2013, the Lender waived the default. In return for the waiver, the Lender required Ekso Bionics to cure the payment default using proceeds from the 2013 Bridge Note financing. Additionally, Ekso Bionics agreed to cause the surviving parent company in the Merger to subsequently issue to the Lender warrants to purchase 225,000 shares of the surviving parent company’s common stock at an exercise price of $1.00 per share. The fair value of the Lender’s right to receive warrants was $96 based on the Black-Scholes option pricing model and was recorded as a warrant liability and reflected in other expense, net in the 2013 consolidated statement of operations.

On January 15, 2014, upon the closing of the Merger and the PPO, the Senior Note Payable was settled with proceeds from the initial closing of our private placement offering, and the warrants to purchase 386,399 shares preferred stock issued to the Lender were exercised. The warrant to purchase 19,337 shares of common stock converted to 29,466 shares of common stock as of the Merger, with such warrant remaining outstanding as of December 31, 2014.

2013 Convertible Bridge Notes

In November 2013, in anticipation of the Merger and related PPO, Ekso Bionics completed a private placement to accredited investors of $5,000 of its 2013 Bridge Notes. The 2013 Bridge Notes bore interest at 10% per annum and were payable on July 15, 2014, subject to earlier conversion as described below. Interest on the 2013 Bridge Notes was due at maturity, provided that upon conversion of the 2013 Bridge Notes accrued interest would be forgiven.

The Company determined that the 2013 Bridge Notes should be recorded at fair market value at inception and re-measured at each subsequent reporting period. The 2013 Bridge Notes were secured by a second priority security interest on all of our assets, subject to certain limited exceptions. This security interest terminated upon conversion of the 2013 Bridge Notes in connection with the Merger and PPO.

On January 15, 2014, upon the closing of the Merger and the PPO, the outstanding principal amount and accrued interest of the 2013 Bridge Notes was converted into 5,000,000 Units at a conversion price of $1.00 per Unit. Also, the investors received an additional warrant to purchase a number of shares of Company common stock equal to 50% of the number of shares of Company common stock contained in the Units into which the Bridge Notes were converted (i.e., 2,500,000 shares in the aggregate), at an exercise price of $1.00 per share, for a term of three years (the “Bridge Warrants”). Refer to Note 3, The Merger, Offering and Other Related Transactions.

As of December 31, 2014 and December 31, 2013, the outstanding principal of the notes amounted to $0 and $5,062 including accrued interest of $0 and $62, respectively.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Other Notes Payable

In 2012, the Company entered into a note agreement in conjunction with its lease agreement for our Richmond, California facility. The note for an aggregate $200, with an interest rate of 7%, minimum monthly payments of $4, and a May 31, 2017 maturity, was used to fund leasehold improvements. In addition, the Company has a long-term capital lease obligation of $13.

Future obligations under these debt instruments as of December 31, 2014 are as follows:

		Leasehold
	Capital	Improvement
	Lease	Note	Total
2015	$5	$48	$53
2016	5	48	53
2017	4	19	23
Total minimum lease payments	14	115	129
Less: interest	(1)	(10)	(11)
Present value minimum lease payments	13	105	118
Less: current portion	-	(41)	(41)
Long-term portion of capital lease obligation	$13	$64	$77

10. Employee Benefit Plan

The Company administers a 401(k) retirement plan (the “401(k)Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k)Plan. During the years ended December 31, 2014 and 2013, the Company has made no matching contributions.

11. Operating and Capital Leases

On November 29, 2011, the Company entered into an operating lease agreement for its new headquarters and manufacturing facility in Richmond, California. The lease term commenced in March 2012 and expires in May 2017. The lease provides the Company with one option to renew for 5 additional years. The Company also leases nominal office equipment.

Future minimum operating lease payments are as follows as of December 31, 2014:

2015	$377
2016	375
2017	157
Total	$909

The Company also has a capital lease for the purchase of machinery and equipment with a balance of $13 and $17 as of December 31, 2014 and 2013, respectively, and is classified as a component of Notes payable, non-current portion (see Note 9, Debt Instruments, Other Notes Payable).

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Rent expense under the Company’s operating leases was $343, $339, $389 for the years ended December 31, 2014, 2013 and 2012, respectively.

12. Related Party Transactions

The Regents of the University of California, Berkeley (“UCB” or “University”) own 310,400 shares of common stock.  The Company has license agreements and various collaboration agreements (see Note 16, Commitments and Contingencies) with UCB. Total payments made to UCB for the years ended December 31, 2014, 2013 and 2012 were $391, $24, and $167, respectively. As of December 31, 2014 and 2013, amounts payable to UCB amounted to $55 and $383, respectively.

On June 24, 2011, the Company and the then Chief Executive Officer (the “Former CEO”), entered into an agreement in which the Company loaned the Former CEO $49, which was followed on May 8, 2012 with an additional $20, and on June 6, 2012 with an additional $25. The amounts loaned were due within twelve months and were subject to an annual interest rate of 5%. Upon termination on November 28, 2012, the loans from the Former CEO totaling $94 were aggregated to a single loan at a 5% annual rate, maturing on June 30, 2015. On January 15, 2014 the note and associated interest were paid in full.

On November 29, 2011, the Company entered into a development agreement with a government entity which also owned 571,420 shares of the Company’s Series A preferred stock as of December 31, 2013, and 119,047 shares of the Company’s Series A-2 preferred stock as of December 31, 2013. As part of the agreement, the Company developed, fabricated and tested Alpha, Beta, and Pilot versions of a custom exoskeleton system. In exchange, the government entity agreed to make certain milestone payments to the Company over the 1.5 year term of the agreement. For the years ended December 31, 2014, 2013 and 2012, the Company recognized as revenue approximately $0, $0 and $424, respectively, related to this project. For the years ended December 31, 2014 and 2013, the Company had no receivables for this stockholder

Astrolink International LLC (“Astrolink”), an affiliate of Lockheed (a significant customer), owned 857,140 shares of the Company’s Series A convertible preferred stock as of December 31, 2013 and 2012. As of December 31, 2013, Astrolink also owned 758,604 shares of the Company’s Series B convertible preferred stock. For the years ended December 31, 2014, 2013 and 2012, the Company recognized as revenue of $0, $338 and $568, respectively, related to this project.

13. Capitalization and Equity Structure

The Company’s authorized capital stock at December 31, 2014 consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At December 31, 2014, 101,621,358 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

Convertible Preferred Stock of Ekso Bionics

Issued and outstanding convertible preferred stock consisted of the following at December 31, 2013:

	Number of
	Shares	Liquidation	Aggregate
	Issued and	Preference	Liquidation
Series	Outstanding	Per Share	Preference
A	7,324,424	$1.07	$7,868
A-2	8,474,867	$1.07	$9,104
B	10,124,581	$1.07	$10,877
	25,923,872		$27,849

The voting and conversion rights of the holders of convertible preferred stock were as follows:

•	Voting rights - Holders were entitled to one vote for each share of common stock into which such share of Preferred Stock was convertible.

•	Conversion - Each share of the Preferred Stock was convertible into one share of common stock, subject to adjustment for dilution. Each share of the Preferred Stock automatically converted into the number of shares of common stock into which such shares were convertible at the then effective conversion ratio upon: (1) the closing of a public offering of common stock with proceeds to Ekso Bionics of at least $25,000 and in which the pre-money valuation of Ekso Bionics was not less than $75,000 or (2) the date or time specified by vote, written consent or agreement of the holders of the majority of the then outstanding shares of convertible preferred stock, voting together as a class.

For financial accounting purposes, the Company determined that the convertible preferred stock did not meet the requirements under ASC 480-10-25 to be accounted for as a liability because the shares were not mandatorily redeemable, except in the case of a liquidation event in which case the holders were entitled to be paid out a liquidation preference, and the conversion ratio is based on a pre-determined number of shares rather than a variable number of shares. However, it was determined that a “deemed liquidation event” could occur that would be outside the control of the Company. In accordance with ASC 480-10-S99, the convertible preferred stock was in the “mezzanine” section between liabilities and stockholders’ deficit for the year ended December 31, 2013.

During the year ended December 31, 2013, because the timing of any such liquidation event was uncertain, the Company elected not to adjust the carrying values of its preferred stock to their respective liquidation values.

In conjunction with the Company’s Merger (refer to Note 3, The Merger, Offering and Other Related Transactions), the convertible preferred stock were converted to shares of common stock at a ratio of 1.6290, 1.9548 and 1.9548 for shares of Series A preferred stock, Series A-2 preferred stock and Series B preferred stock, respectively, for a total of 26,691,084 shares of common stock.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Warrants

Warrants outstanding at December 31, 2014 were as follows:

	Merger/PPO			Merger/PPO	Merger/PPO
	Warrant			Warrant	Warrant
	Shares	Exercise	Term	Shares	Shares
Name	Issued	Price	(Years)	Exercised	Outstanding
Placement agent warrants	3,030,000	$1.00	5	-	3,030,000
Bridge warrants	2,500,000	$1.00	3	(125,000)	2,375,000
PPO warrants	30,300,000	$2.00	5	(22,755,500)	7,544,500
Sr. note holder warrant	225,000	$1.00	3	-	225,000
	36,055,000			(22,880,500)	13,174,500

Pre Merger/PPO common stock warrants					621,361
Total all warrants outstanding					13,795,861

As discussed in Note 3, The Merger, Offering and Other Related Transactions, the Company issued during the Merger and PPO, warrants to purchase a total of 36,055,000 shares of common stock of which 30,300,000 were at an exercise price of $2.00 per share (the “Warrant Shares”), and the balance at $1.00 per share. These warrants contained “weighted average” anti-dilution protection in the event that we issued common stock or securities convertible into or exercisable for shares of common stock at a price lower than the subject warrant’s exercise price, subject to certain customary exceptions, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, mergers, etc. The anti-dilution protection feature required the Company to record the underlying securities as a liability and to adjust their respective values to market at each reporting period. The factors utilized were as follows:

Dividend yield	–
Risk-free interest rate	0.60% - 1.73%
Share price at final valuation	1.51
Expected term (in years)	2.15- 4.80
Volatility	65% - 79%
Periodic rate	0.13% - 0.83%
Periods in the model	10

As a result of the anti-dilution feature, the Company recorded a non-cash charge of $16,485 during the year ended December 31, 2014 due to the market price of the Company’s common stock price exceeding the exercise price of the then outstanding warrants. In October 2014, the Company offered the holders of the 30,300,000 Warrant Shares an opportunity exercise their warrants at a temporarily reduced cash exercise price of $1.00 per share of common stock from $2.00 and to amend the anti-dilution provision of the warrant. The offering was: (1) intended to help the Company reduce its outstanding warrant liability, an impediment to the Company’s long term goal of pursuing listing of its common stock on a national securities exchange, by removing the price-based anti-dilution provisions contained in the warrants, and (2) provide funds to support the Company’s operations. At the conclusion of the offer, a majority of the holders of the Warrant Shares consented to removal of the price-based anti-dilution provisions contained in the original warrants, and the Company received $22,756 in cash, while incurring $1,467 of warrant solicitation costs. In November 2014 the remaining warrant liability of $27,099 was re-classified as a component of additional paid-in capital in the Company’s balance sheet, and no longer carries a warrant liability as no anti-dilution feature remains with outstanding warrants.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

The common stock warrants totaling 621,361 shares of the Company’s common stock have the following terms: (1) expire on various dates from June 1, 2022 to August 30, 2023; (2) have an exercise price of $1.38 per share; and (3) at the option of the holder, may be exercised on a “cashless exercise” basis in which shares are retained to cover the exercise price based on the market value of the Company’s common stock on the date of exercise.

Issued and outstanding warrants as of December 31, 2013 were as follows:

	Number	Date of	Exercise	Expiration	Fair
Warrant type	of shares	issue	Price	Date	Value
Series A, to lender	209,451	4/29/2011	$1.07	10/31/2021	$69
Series B, to lender	504,004	5/31/2012	$1.07	6/1/2022	182
Series B to customer	53,757	11/16/2012	$1.07	11/16/2019	31
Total preferred stock warrants	767,212				282

Common stock, to investors in Series B	591,895	Various 2013	$1.38	10 years	N/A
Common stock, to lender	29,466	5/31/2012	$1.38	6/1/2022	N/A
Total common stock warrants	621,361				N/A

Obligation to issue warrant					96
Total all	1,388,573				$378

In conjunction with the Merger, the preferred stock warrants representing 767,212 shares were exercised and no longer remain outstanding.

14. Employee Stock Options

In January 2014, and prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Equity Incentive Plan (the “2014 Plan”) that allows for the issuance of 14,410,000 shares of common stock. Options previously issued under the 2007 Equity Incentive Plan totaling 7,602,408 shares of our common stock were converted into options to purchase shares of the Company’s common stock under the 2014 Plan. Under the terms of the 2014 Plan, the Board of Directors may award stock, options, or similar rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any other security with the value derived from the value of the shares. Such awards include stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights.

The Board of Directors may grant stock options under the 2014 Plan at a price of not less than 100% of the fair market value of our common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of our classes of stock are granted at an exercise price of not less than 110% of the fair market value of our common stock. The maximum term of these incentive stock options, granted to employees who own stock possessing more than 10% of the voting power of all classes of the our stock, may not exceed five years. The maximum term of an incentive stock option granted to any other participant may not exceed ten years. Subject to the limitations discussed above, the Board of Directors determines the term and exercise or purchase price of other awards granted under the 2014 Plan. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Awards under the 2014 Equity Incentive Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. We may from time to time grant options to purchase common stock to non-employees for advisory and consulting services. Pursuant to ASC 505-50, Equity-Based Payments to Non-Employees, we periodically re-measure the fair value of these stock options using the Black-Scholes option pricing model and recognize expense ratably over the vesting period of each stock option award. Upon exercise of an option, it is the Company’s policy to issue new shares of common stock.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Stock compensation is included in the Consolidated Statements of Operations in general and administrative, research and development or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense charged to operations for options for both employees and non-employees is as follows:

	Years ended December 31,
	2014	2013	2012
Sales and marketing	$345	$111	$92
Research and development	180	74	69
General and administrative	618	206	172
	$1,143	$391	$333

The following table summarizes stock option activity under the Company’s 2014 Plan (without regard to the conversion ratio used in the Merger discussed in Note 3, The Merger, Offering and Other Related Transactions):

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2013	7,555,324	$0.45
Options granted	5,007,191	$1.31
Options exercised	(397,976)	$0.30
Options forfeited	(1,127,650)	$1.07
Options cancelled	(245,808)	$0.42
Balance as of December 31, 2014	10,791,081	$0.79	7.39	$6,754
Vested and expected to vest at December 31, 2014	10,094,577	$0.77	7.27	$6,532
Exercisable as of December 31, 2014	5,136,036	$0.46	5.60	$4,651

During the year ended December 31, 2014, the Company granted a performance based option grant of 500,000 shares to a non-employee. Under the terms of the grant, 100,000 shares vest upon signing of a binding memorandum of understanding with a prospective business partner and 400,000 shares vest over four years once the non-employee becomes an employee. As of December 31, 2014 no binding memorandum of understanding has been executed nor has the non-employee become and employee. As the likelihood of attaining the two stated criteria are unknown, no stock compensation was recognized in regards to this option grant for the year ended December 31, 2014.

The weighted-average grant-date fair value of options granted in 2014 was $0.99 and the total fair value of shares vested during the year was $840.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Shares available for grant activity under the 2014 Plan is as follows for the year ended December 31, 2014:

Shares Available
for Grant
Shares authorized	14,410,000
Conversion of prior plan shares	(7,602,408)
Grants made after Merger	(4,870,050)
Options forfeited	1,127,650
Options cancelled	245,808
Total shares available	3,311,000

As of December 31, 2014, total unrecognized compensation cost related to unvested stock options was $2,777. This amount is expected to be recognized as stock-based compensation expense in the Company’s Consolidated Statements of Operations over the remaining weighted average vesting period of 2.73 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of the options exercised during the year ended December 31, 2014, the sole year the Company’s stock was publicly traded, was $495 for which the Company received $102 in cash.

Due to a decline in the Company’s stock price following the Merger, options representing 857,000 shares of common stock that were granted to 14 employees with original per share exercise prices ranging from $3.57 to $6.50 were modified to a per share exercise price of $2.19. The modification resulted in an incremental compensation cost of $411 that will be recognized over the respective service periods of the original grant.

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(Years)	Price	Shares	Price
$0.04 - $0.07	870,611	3.71	$0.05	870,611	$0.05
$0.39 - $1.00	7,633,920	7.13	$0.65	4,228,987	$0.53
$1.06 - $2.19	2,286,550	9.68	$1.55	36,438	$2.02
	10,791,081	7.39	$0.79	5,136,036	$0.46

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Years ended December 31,
	2014	2013	2012

Dividend yield	—	—	—
Risk-free interest rate	0.97% - 2.61%	0.83% - 1.93%	1.20%-2.49%
Expected term (in years)	3-10	5-6	5-6
Volatility	66%-75%	65%-71%	65%-67%

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

15. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$(33,750)	$(11,928)	$(14,562)
Foreign	113	65	86
Loss before income taxes	$(33,637)	$(11,863)	$(14,476)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2014, 2013 and 2012 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through the United Kingdom for which taxes included in other expense (net) for the years ended December 31, 2014, 2013 and 2012 were immaterial and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

	Year Ended December 31,
	2014	2013	2012
Federal tax at statutory rate	$(11,437)	$(4,078)	$(4,947)
State tax, net of federal tax effect	(509)	(698)	(835)
R&D Credit	(85)	(280)	-
Change in valuation allowance	6,371	4,806	5,734
Non- deductible expenses	72	431	45
Unrealized Gain/Loss on warrant	5,605
Foreign	16	17
Other	(33)	(198)	3
Total tax expense	$-	$-	$-

	Year Ended December 31,
	2014	2013	2012
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal tax effect	1.5	5.8	5.7
R&D Credit	.3	2.3	-
Change in valuation allowance	(18.9)	(40.1)	(39.4)
Non- deductible expenses	(.2)	(3.6)	(.3)
Unrealized Gain/Loss on warrant	(16.7)
Foreign	(.1)	(.1)
Other	.1	1.6
Total tax expense	-%	-%	-%

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Depreciation and other	$1,409	$1,034
Net operating loss carryforwards	19,525	13,632
Unused R& D tax credits	381	280
Less: Valuation allowance	(21,315)	(14,946)
Net deferred tax asset	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $6,369, and $4,806 during the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 the Company had federal net operating loss carryforwards of approximately $50,870. The Company also had federal research and development tax credit carryforwards of approximately $383. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2027, if not utilized.

As of December 31, 2014, the Company had state net operating loss carryforwards of approximately $42,569 which will began to expire in 2017. The Company also had state research and development tax credit carryforwards of approximately $189, which have no expiration.

As of December 31, 2014, approximately $809 and $501 of deferred tax assets is attributable to certain employee stock option deductions for federal and state taxes and the net operating loss carryforward has been adjusted accordingly. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the use of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to use net operating losses and credit carry forwards may be significantly limited in the future as a result of such an ownership change.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Ending balance at December 31, 2012	$72
Increase (decrease) of unrecognized tax benefits taken in prior years	—
Increase (decrease) of unrecognized tax benefits related to current year	21
Increase (decrease) of unrecognized tax benefits related to settlements	—
Reductions to unrecognized tax benefits related lapsing statute of limitations	—

Ending balance at December 31, 2013	93
Increase (decrease) of unrecognized tax benefits taken in prior years	4
Increase (decrease) of unrecognized tax benefits related to current year	46
Increase (decrease) of unrecognized tax benefits related to settlements	—
Reductions to unrecognized tax benefits related lapsing statute of limitations	—

Ending balance at December 31, 2014	$143

If the Company eventually is able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if the Company is applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy.

The Company has not incurred any material tax interest or penalties as of December 31, 2014. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States, the United Kingdom and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2014 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credit carryforwards.

16. Commitments and Contingencies

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

Material Contracts

The Company enters into various license, research collaboration and development agreements which provide for payments to the Company for government grants, fees, cost reimbursements typically with a markup, technology transfer and license fees, and royalty payments on sales.

The Company has two license agreements to maintain exclusive rights to patents. The Company is also required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, the Company will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government.

The agreements also stipulate minimum annual royalties of $10 for 2012, $20 for 2013, $40 for 2014 and $50 for subsequent years.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

FDA Approval

While we believe that the Company’s Ekso GT robotic exoskeleton has been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012, on June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the reclassified Powered Exoskeleton and informed us in writing of the agency’s belief that this new product classification applied to the Ekso GT device. This new product classification was designated as being Class II, which requires the clearance of a 510(k). The FDA requested that we file a 510(k) notice to obtain this clearance. Per the FDA’s request, we filed that 510(k) notice on December 24, 2014, and this submission is currently under review at the FDA. The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease from such activities. The Company believes that in situations where the class of a product has been elevated by FDA, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall the products until we obtain clearance or approval, and we may be subject to any of the regulatory fines or penalties identified above.

17. Segment Disclosures

The Company has two reportable segments, Engineering Services and Medical. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where it used its robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as such as the National Science Foundation and the Defense Advanced Research Projects Agency. The Medical segment designs, engineers, and manufactures exoskeletons for applications in the medical and military markets.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the other manufactures and distributes a unique product. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Segment reporting information is as follows:

	Engineering	Medical
	Services	Devices	Total
Year ended December 31, 2014
Revenue	$2,403	$2,924	$5,327
Cost of revenue	1,720	2,048	3,768
Gross profit	$683	$876	$1,559

Year ended December 31, 2013
Revenue	$1,690	1,612	$3,302
Cost of revenue	1,254	1,461	2,715
Gross profit	$436	$151	$587

Year ended December 31, 2012
Revenue	$2,140	$566	$2,706
Cost of revenue	1,783	553	2,336
Gross profit	$357	$13	$370

Geographic information based on location of customer is as follows:

	Years Ended December 31,
	2014	2013	2012
North America	$4,214	$2,847	$2,706
All Other	1,113	455	–
	$5,327	$3,302	$2,706

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, because of the status of our internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment and makes assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Management believes that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company’s management believes that based on this criteria, as of December 31, 2014, the Company’s internal control over financial reporting is not effective. While we have assessed our control environment and addressed all its previously identified deficiencies, the policies, processes and procedures we have put in place since the Merger to remediate identified deficiencies have not been implemented for a sufficient period of time to enable us to properly test the effectiveness of the controls and determine them to be effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit emerging growth companies, which we are, to provide only management's report in this Report.

Remediation of Prior Year Material Weakness

In connection with the evaluation of our internal control over financial reporting as of December 31, 2013, our then-management identified deficiencies in the design and operating effectiveness of controls, which in the aggregate constituted a material weakness. These control deficiencies were primarily associated with our lack of an independent audit committee, including a financial expert member, and lack of appropriate cash controls and information technology controls. While our new management as a result of the Merger disclosed that our control environment has substantially improved, our independent public accountants, in conducting an audit of Ekso Bionics’ financial statements as of December 31, 2013, identified several control deficiencies that they believed constituted a material weakness, in aggregate.

During 2014, we undertook numerous steps to improve our internal control environment and remediate the underlying causes of the material weakness.

•	We conducted a formal review and risk assessment of our internal controls, and developed, documented and began implementation of formal policies and improved processes designed to strengthen and make effective our internal controls.

•	We have added increased accounting and finance personnel with increased experience levels to our accounting operations and financial reporting functions.

•	In March 2014, our board of directors established an Audit Committee which has met a minimum of once each quarter with Company management and our independent auditors to review and discuss the Company’s quarterly financial results and disclosures, as well as management’s progress on strengthening our internal controls over disclosure and financial reporting.

•	Since its establishment, the Audit Committee has been chaired by an individual meeting the applicable requirements for an “audit committee financial expert”. As of the date of this Report, our Audit Committee has two members who are audit committee financial experts.

•	We have implemented controls over preparation, review and authorization of disbursements, implemented check signatory and wire controls, and restricted access to the banking platform to authorized users through password encryption. Cash disbursement activity is reviewed by executive staff as a part of monthly financial close-out meetings.

•	We have implemented the following other controls: (a) access to our accounting, inventory management and other software is restricted to authorized users with differentiated authority levels, (b) data back-ups are run daily and monitored for errors or failures, (c) we regularly perform a database restore to verify that large sets of data are being properly maintained, and (d) we maintain minimum baseline standards for all network and applications passwords, including password complexity and password expiration.

As of December 31, 2014, we consider the material weakness that resulted from the previously identified deficiencies in the aggregate to be remediated and have reviewed this finding with our Audit Committee and independent auditors.

ITEM 9B.	OTHER INFORMATION

None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background of Directors and Executive Officers

Set forth below are the name and age of each of our current directors and executive officers, the positions held by each director and executive officer with us, his or her principal occupation and business experience during the last five years, and the year of the commencement of his or her term as a director or executive officer. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Board to nominate him or her for election as a director and the names of other publicly held companies of which he or she serves or has served as a director in the previous five years.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are appointed by the Board and serve at its pleasure. There is no family relationship between any of our directors, director nominees or executive officers. Except as otherwise disclosed below, no director was selected as a director or nominee pursuant to any arrangement or understanding.

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Directors
Steven Sherman	69	Director and Chairman of the Board	January 15, 2014
Nathan Harding	47	Director and Chief Executive Officer	January 15, 2014
Daniel Boren	41	Director	January 15, 2014
Marilyn Hamilton	65	Director	January 15, 2014
Jack Peurach	49	Director	January 15, 2014
Stanley Stern	57	Director	December 5, 2014
Executive Officers (who are not directors)
Russ Angold	38	Chief Technology Officer	January 15, 2014
Thomas Looby	43	President and Chief Commercial Officer	October 8, 2014
Max Scheder-Bieschin	53	Chief Financial Officer	January 15, 2014

Directors

Steven Sherman – Director and Chairman of the Board

Mr. Sherman is the Chairman of the Board of the Company and serves on both its Audit Committee (Chairman) and Compensation Committee. Mr. Sherman has served on the Board of Ekso Bionics since December 2013. Since 1988, Mr. Sherman has been a member of Sherman Capital Group, a Merchant Banking organization with a portfolio of private and public investments. In addition to the Company, Mr. Sherman is the former Chairman of Purple Wave Inc. Mr. Sherman is a founder of Novatel Wireless, Inc., Vodavi Communications Systems Inc. and Main Street and Main Inc. Previously, Mr. Sherman has served as a director of Telit; Chairman of Airlink Communications, Inc. until its sale to Sierra Wireless, Inc.; Chairman of Executone Information Systems; and as a director of Inter-Tel (Delaware) Incorporated. The Board has concluded that Mr. Sherman is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, his extensive business experience and his financial and investment expertise.

Nathan Harding – Director and Chief Executive Officer

Mr. Harding is the Chief Executive Officer and a director of the Company, and he is the co-founder of Ekso Bionics. He has served as the Chief Executive Officer of Ekso Bionics since November 2012. From 2005 to 2012, Mr. Harding served in various positions including Chief Executive Officer, Chief Operating Officer, and Chief Project Officer of Ekso Bionics. He is also a co-inventor of the Company's core exoskeleton technology. Prior to his work at Ekso Bionics, Mr. Harding worked as a Mechanical Engineer at Carnegie Mellon's Field Robotics Center from 1989 to 1990, and Redzone Robotics in 1991. He served in various roles including Mechanical Engineering Manager at Berkeley Process Control from 1994 to 2003, and served as a consultant to the Berkeley Robotics and Human Engineering Laboratory from October 2003 until co-founding Ekso Bionics in 2005. Mr. Harding holds ten U.S. patents and has another eight pending. Mr. Harding received his bachelor's degree in Mechanical Engineering and Economics from Carnegie Mellon University in Pittsburgh and his master's in Mechanical Engineering from the University of California, Berkeley. The Board has concluded that Mr. Harding is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, his background in the medical technology, industrial robotics and military equipment industries, his role in developing the Company’s core exoskeleton technology and his position as Chief Executive Officer of the Company.

Daniel Boren – Director

Mr. Boren is a director of the Company and serves on both its Nominating and Governance Committee (Chairman) and Audit Committee. He has served on the Board of Directors of Ekso Bionics since April 2013. Since January 2013, Mr. Boren has served as the President of Corporate Development for the Chickasaw Nation. Prior to that role, Mr. Boren served as the elected representative of Oklahoma's 2nd Congressional District in the U.S. House of Representatives from 2005 through 2013. Before his election to the U.S. House of Representatives, Mr. Boren was elected to the Oklahoma House of Representatives from 2002 to 2004. Mr. Boren earned his B.S. in Economics at Texas Christian University and went on to obtain an M.B.A. at the University of Oklahoma. The Board has concluded that Mr. Boren is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, his experience in governance matters and his nomination by CNI Commercial LLC pursuant to their contractual right to nominate a director for election to the Board of Directors.

Marilyn Hamilton – Director

Ms. Hamilton is a director of the Company. She has served on the Board of Directors of Ekso Bionics since January 2012. In 2009, Ms. Hamilton founded StimDesigns LLC, a neurotechnology company that develops devices and distributes Galileo neuromuscular training devices for rehabilitation and has served as CEO from 2009 to present. In 2007, Ms. Hamilton launched Envision, a professional speaking and medical business consulting company, and has served as its CEO from 2007 to present. Prior to this role, Ms. Hamilton co-founded Motion Designs Inc. in 1979, a manufacturing and marketing company that pioneered innovative custom, ultra-lightweight Quickie wheelchairs that revolutionized the industry. She served in various executive roles in sales, marketing and product development until it was sold ultimately to Sunrise Medical Inc., where Ms. Hamilton served as Global VP. In 1990, Ms. Hamilton founded Winners on Wheels, a coed-scouting program for children in wheelchairs; in 2003 she co-founded Discovery through Design and served as Chairwoman, raising awareness and funds for spinal cord injury research and women's health; for nine years she served as a founding board member and current emeritus board member of The California Endowment, and for four years she has served as an advisory board member of the National Center for Medical Rehabilitation Research at the National Institute of Health. Ms. Hamilton has been a member of The Committee of 200businesswomen since 1993 whose mission is to foster, celebrate and advance women's leadership in private and public companies. Ms. Hamilton holds a Bachelor of Science in Education and Secondary Teaching Credential from California Polytechnic State University, San Luis Obispo. The Board has concluded that Ms. Hamilton is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, her 35 years of leadership expertise in business, the medical rehab industry, and her dedication to, and organizational and governance experience gained from, not-for-profit service.

Jack Peurach – Director

Mr. Peurach is a director of the Company and serves on both its Compensation Committee (Chairman) and its Nominating and Governance Committee. He has served on the Board of Directors of Ekso Bionics since January 2012. Since 2011, Mr. Peurach has been the Executive Vice President, Products for SunPower Corp (NASDAQ: SPWR), where he is responsible for all aspects of SunPower's PV modules and residential, commercial and utility PV systems. Prior to this role, from 2009 to 2011, Mr. Peurach served as Executive Vice President, Research and Development for SunPower, where he led the research and development efforts of the PV Cells, Modules and Systems. From 2008 to 2009, Mr. Peurach was the Vice President of the Advanced Product Development Group, and from 2007 to 2008, Mr. Peurach was the Senior Director of Product Development at SunPower. Prior to SunPower's acquisition of PowerLight in 2007, Mr. Peurach served as PowerLight's Vice President of Product Development. Earlier in his career, Mr. Peurach was a strategy consultant for Mercer Management Consulting and director of engineering at Berkeley Process Control, Inc. He holds a Bachelor of Science degree in mechanical engineering from Michigan State University, a Master of Science degree in mechanical engineering from the University of California, Berkeley, and a Master of Business administration, finance and entrepreneurship from the Wharton School, University of Pennsylvania. The Board has concluded that Mr. Peurach is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, his product development experience and strategic insight.

Stanley Stern – Director

Mr. Stern is a director of the Company and serves on its Audit Committee. He currently is Managing Partner of Alnitak Capital, which he founded in 2013, to provide Board level strategic advisory services, primarily in technology related industries. Before founding Alnitak, Mr. Stern was a Managing Director at Oppenheimer & Co. from 1982 to 2000 and from 2004 to 2013, where, among other positions, he led the firm’s investment banking department and technology investment banking groups. Mr. Stern also held roles at Salomon Brothers, STI Ventures and C.E. Unterberg. Mr. Stern is currently the Chairman of the Board of Audiocodes Inc., a leader in VOIP infrastructure equipment, a member of the Board and Chairman of the Audit Committee of Foamix, Inc., and a member of the board of Sodastream, the global leader of at home beverage makers. Previously Mr. Stern was a member of the Board of Directors of Given Imaging and a Member of the Board of Directors of Fundtech Inc., and Chairman of the Board of Tucows, Inc. Mr. Stern holds a B.A. in Economics and Accounting from City University of New York, Queens College, and an M.B.A. from Harvard University.  The Board has concluded that Mr. Stern is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, his extensive business and finance experience, particularly in technology related industries.

Executive Officers (Who are Not Directors)

Russ Angold – President, Ekso Labs

Mr. Angold is the Co-Founder of the Company and has served as the Chief Technology Officer of Ekso Bionics since December 2011. From the founding of Ekso Bionics in 2005 until December 2011, Mr. Angold served as Vice President of Engineering. Prior to joining Ekso Bionics, Mr. Angold held various engineering positions at Rain Bird Corporation, Berkeley Process Control and the Irrigation Training and Research Center in San Luis Obispo, California. Mr. Angold is also the Founding President and Chairman of the Bridging Bionics Foundation. Mr. Angold is a registered Professional Mechanical Engineer and holds a bachelor’s degree in BioResource and Agricultural Engineering from California Polytechnic State University, San Luis Obispo.

Thomas Looby – President and Chief Commercial Officer

Mr. Looby has served as the President and Chief Commercial Officer of the Company since October 8, 2014. Mr. Looby joined the Company in April 2014 as the Company’s Chief Marketing Officer leading the development and execution of the Company’s global hospital and rehabilitation marketing strategy. Prior to joining the Company, from September 2006 to March 2014, Mr. Looby served as Senior Vice President and Chief Marketing Officer at Given Imaging, where he was responsible for worldwide market development for PillCam® capsule endoscopy and other novel diagnostic technologies to gastrointestinal diseases. Prior to joining Given Imaging, Mr. Looby also served as Corporate Director of Marketing and Business Development at Eastman Kodak. Mr. Looby attended the University of Notre Dame where he received a B.S. in Chemical Engineering and received his M.B.A. from the University of Dayton.

Max Scheder-Bieschin – Chief Financial Officer

Mr. Scheder-Bieschin joined Ekso Bionics in January 2011 as its Chief Financial Officer. From November 2009 until he joined Ekso Bionics, Mr. Scheder-Bieschin was an independent consultant for a number of emerging technology companies, including Ekso Bionics. From March 2007 to October 2009, he was co-founder and CEO of Barefoot Motors, a designer and manufacturer of electric all-terrain vehicles. From October 2005 to February 2007, Mr. Scheder-Bieschin served as President of ZAP, a publicly-traded distributor of electric vehicles. From August 1997 to March 2004, Mr. Scheder-Bieschin lived in Frankfurt, serving in senior investment banking roles for BHF-Bank, ING Barings and Deutsche Bank. Mr. Scheder-Bieschin received his BA in economics from Stanford University. He attended New York University and Stanford University’s Executive Program.

Compliance with Section 16(a) of the Exchange Act

We are not currently subject to Section 16(a) of the Exchange Act because we do not have a class of equity securities registered under Section 12 of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics which is applicable to all directors, officers and employees of the Company. The Code of Ethics and Code of Exemplary Conduct are available on the Company’s website at www.eksobionics.com. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

Audit Committee

The Company has a separately-designated standing Audit Committee which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Messrs. Sherman (Chairman), Boren and Stern. Each member of the Audit Committee is an independent director and financially sophisticated, as those terms are used in the Marketplace Rules of NASDAQ, and able to read and understand fundamental financial statements, including the Company’s consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows. The Board has determined that Steven Sherman and Stanley Stern are “audit committee financial experts” within the meaning of Item 407(d)(5) of SEC regulation S-K.

Director Nomination Agreements

Prior to the consummation of the Merger, the Company entered into a director nomination agreement with Ekso Bionics’ largest stockholder, CNI Commercial LLC (“CNI”), whereby the Company agreed to nominate Daniel Boren, or another individual designated by CNI and reasonably acceptable to the remaining directors of the Company, for election as a director of the Company until the earlier of such time as CNI no longer holds at least 10% of the Company’s outstanding voting securities, or the shares of common stock held by CNI are no longer subject to a contractual lock-up agreement with the Company restricting the resale of such shares of common stock.

Other than Stanley Stern, each of our directors was elected pursuant to an agreement between Pedro Perez Niklitschek, our sole director before the Merger, and Ekso Bionics.

Material Changes to Stockholder Nomination Procedures

The Company’s Nominating and Governance Committee was formed by the Board in September 2014, and currently consists of Messrs. Boren (Chairman) and Peurach. The Nominating and Governance Committee is responsible for recommending to the Board the nominees for election as directors at any meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board. In making such recommendations, the Nominating and Governance Committee is required to consider candidates proposed by stockholders. The Nominating and Governance Committee reviews and evaluates information available to it regarding candidates proposed by stockholders and applies the same criteria, and follows substantially the same process in considering them, as it does in considering other candidates.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years to (i) all individuals that served as our principal executive officer or acted in a similar capacity at any time during the most recent fiscal year indicated; (ii) the two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the most recent fiscal year indicated; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at the end of the most recent fiscal year indicated (each, a “named executive officer”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Nathan Harding	2014	264,584	136,555	(4)	144,275		—		545,414
Chief Executive Officer	2013	149,063	—		6,674		—		156,037
Max Scheder-Bieschin	2014	220,834	102,135	(5)	48,092		—		371,061
Chief Financial Officer	2013	165,938	—		6,974		—		172,912
Thomas Looby	2014	151,731	50,000	(6)	563,622	(7)	50,207	(8)	815,560
President & Chief Commercial Officer (2)	2013	—	—		—		—		—
Russ Angold	2014	220,834	102,135	(5)	48,092		—		371,061
Chief Technology Officer	2013	165,938	—		6,974		—		172,912
Pedro Perez Niklitschek	2014	—	—		—		—		—
Chief Executive Officer (3)	2013	—	—		—		—		—

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 14 to our financial statements included in this Form 10-K. In connection with the Merger, the exercise prices for all outstanding options were adjusted to reflect the conversion ratio used in the Merger.
(2)	Mr. Looby joined the Company in April 2014 and was appointed as President and Chief Commercial Officer on October 8, 2014.
(3)	Mr. Niklitschek resigned as Chief Executive Officer on January 15, 2014.
(4)	Includes a bonus of $56,510 paid to Mr. Harding in connection with the PPO and Merger and a bonus of $80,045 paid to Mr. Harding in February 2015 for work performed during 2014.
(5)	Includes a bonus of $52,135 paid to the executive officer in connection with the PPO and Merger and a bonus of $50,000 paid to the executive officer in February 2015 for work performed during 2014.
(6)	Consists of a bonus of $50,000 paid to Mr. Looby in February 2015 for work performed during 2014.
(7)	Reflects the aggregate grant date fair value of options to purchase 400,000 shares of common stock granted to Mr. Looby on February 28, 2014 at an exercise price of $6.00 per share, as well as the incremental fair value with respect to the repricing of such options on June 18, 2014 (as described below), computed as of June 18, 2014 in accordance with FASB ASC Topic 718.
(8)	Amount represents perquisites or personal benefits relating to payment or reimbursement of commuting expenses from Mr. Looby’s home to our corporate office in Richmond, California, and hotel and transportation expenses while there.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans, except that the Company maintains a 401(k) retirement plan in which all eligible employees may participate by making elective deferral contributions to the plan. The Company does not make any matching contributions to the plan.

Except as indicated below under “Executive Compensation—Employment Agreements”, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning stock options held by the Named Executive Officers as of December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)		Option Expiration Date
Nathan Harding	177,777	(2)	88,888	0.54		4/24/2022
Nathan Harding	7,265	(3)	13,248	0.54		7/15/2023
Nathan Harding	0	(4)	900,000	1.00		1/15/2024
Max Scheder-Bieschin	238,729	(5)	5,079	0.39		1/10/2021
Max Scheder-Bieschin	182,221	(6)	31,111	0.39		7/20/2021
Max Scheder-Bieschin	177,777	(2)	88,888	0.54		4/24/2022
Max Scheder-Bieschin	7,265	(3)	13,248	0.54		7/15/2023
Max Scheder-Bieschin	0	(4)	300,000	1.00		1/15/2024
Thomas Looby	0	(7)	400,000	2.19	(8)	2/28/2024
Russ Angold	177,777	(2)	88,888	0.54		4/24/2022
Russ Angold	7,265	(3)	13,248	0.54		7/15/2023
Russ Angold	0	(4)	300,000	0.54		1/15/2024
Pedro Perez Niklitschek	—		—	—		—

(1)	Reflects the exercise price of the options after taking into account the adjustment of the exercise price in connection with the Merger to reflect the conversion ratio used in the Merger.
(2)	Option became exercisable as to 25% of the total number of shares on April 24, 2013, and thereafter vests in equal monthly installments for 36 months.
(3)	Option became exercisable as to 12.5% of the total number of shares on January 15, 2014, and thereafter vests in equal monthly installments for 42 months.
(4)	Option became exercisable as to 25% of the total number of shares on January 15, 2015 and thereafter vests in equal monthly installments for 36 months.
(5)	Option became exercisable as to 25% of the total number of shares on January 10, 2012, and thereafter vests in equal monthly installments for 36 months.
(6)	Option became exercisable as to 25% of the total number of shares on July 20, 2012, and thereafter vests in equal monthly installments for 36 months.
(7)	Option became exercisable as to 25% of the total number of shares on February 28, 2015 and thereafter vests in equal monthly installments for 36 months.

(8)	Option was amended on June 18, 2014 to reduce the exercise price from $6.00 per share to $2.19 per share (see “—Employment Agreements”).

Employment Agreements

On January 15, 2014, in connection with the Merger, we entered into a two-year employment agreement with each of Messrs. Harding, Scheder-Bieschin and Angold. Effective October 8, 2014, the Board appointed Mr. Looby as President and Chief Commercial Officer of the Company. Mr. Looby entered into an employment agreement with the Company on March 19, 2015.

After the initial term of each named executive officer’s employment agreement, each of which expire on January 15, 2016, the agreements shall be automatically renewed for successive one year periods unless terminated by a party on at least 30 days written notice prior to the end of the then-current term. The base salary for each of Messrs. Harding, Scheder-Bieschin, Angold and Looby is $275,000, $225,000, $225,000 and $225,000, respectively, in each case subject to increase as determined by our Board of Directors.

Each of our named executive officers other than Mr. Harding is eligible, at the discretion of the Chief Executive Officer or Board of Directors, to receive an annual bonus of up to 30% of his annual base salary. Mr. Harding is eligible, at the discretion of our Board of Directors, to receive an annual bonus of up to 50% of his annual base salary. All or a portion of the bonuses payable to our named executive officers may, at the discretion of our Board of Directors, be based on the achievement of certain operational, financial or other milestones established, with respect to Messrs. Scheder-Bieschin, Angold and Looby, by our Chief Executive Officer or Board in consultation with the named executive officer or established, with respect to Mr. Harding, by our Board in consultation with Mr. Harding. All or any portion of the annual bonus may be paid in cash, securities or other property.

Each of our named executive officers is entitled to receive perquisites and other fringe benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by us for, our executive officers. Each named executive officer and his dependents are also entitled to participate in any of our employee benefit plans subject to the same terms and conditions applicable to other employees. Each named executive officer will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services under his employment agreement, in accordance with policies and procedures, and subject to limitations, adopted by us from time to time.

On January 15, 2014, in connection with the Merger, we granted options to purchase 900,000 shares of our common stock to Mr. Harding and options to purchase 300,000 shares of our common stock to each of Messrs. Angold and Scheder-Bieschin, in each case exercisable at a price of $1.00 per share, under our 2014 Plan. The Company has granted Mr. Looby options  under our 2014 Plan to purchase an aggregate of  600,000 shares of our common stock, 400,000 of which were granted on February 28, 2014 in connection with the commencement of Mr. Looby’s services to the Company and 200,000 of which were granted on February 5, 2015. The February 28, 2014 option award granted to Mr. Looby was originally exercisable at a price of $6.00 per share. As a result of the extreme volatility of the price of the Company’s common stock following the PPO, certain option awards granted to new employees had exercise prices substantially higher than the trading value of the Company’s common stock just a short period after they were granted, including the award granted to Mr. Looby on February 28, 2014. Consequently, on June 18, 2014, the Board of Directors of the Company determined to amend the February 28 option award, as well as certain other awards previously granted to non-executive officers of the Company, to reduce the exercise price to equal the closing price of the Company’s common stock on such date, or $2.19 per share. The February 5, 2015 option award granted to Mr. Looby is exercisable at a price of $1.39 per share. The foregoing executive officer options will become exercisable over a 4-year period, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter, subject to acceleration upon a Change of Control (as defined in the employment agreement), provided that the named executive officer is employed by us or any of our subsidiaries on each vesting date. In the event that any stock split, stock dividend or like distribution of shares of common stock or other securities of the Company, the number of shares underlying each option grant to the named executive officers and the exercise price will be proportionately adjusted.

In the event that a named executive officer is terminated by us without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) during the term of his employment, the named executive officer would be entitled to (x) an amount equal to his annual base salary then in effect (payable in accordance with the Company’s normal payroll practices) for a period of 12 months commencing on the effective date of his termination (the “Severance Period”), plus any accrued but unused vacation, and (y) if and to the extent any previously established milestones are achieved for the annual bonus for the year in which the Severance Period commences (or, in the absence of milestones, our Board has, in its sole discretion, otherwise determined an amount of the named executive officer’s annual bonus for such year), an amount equal to such annual bonus pro-rated for the portion of the performance year completed before the named executive officer’s employment terminated, (z) any of his stock options, restricted stock or similar incentive equity instruments, including the option grant summarized above, that would first have become vested or exercisable during the Severance Period if the named executive officer continued to be employed by the Company shall become vested and exercisable upon the named executive officer’s employment termination, and all equity awards that are or become exercisable upon the termination date shall remain exercisable until the expiration of the Severance Period or, if earlier, until the latest date upon which such equity awards could have been exercised under the original award. For the duration of the Severance Period, the named executive officer will also be eligible to participate in our group health plan on the same terms applicable to similarly situated active employees during the Severance Period, provided he was participating in such plan immediately prior to the date of employment termination, and each other benefit program to the extent permitted under the terms of such program (collectively, the “Termination Benefits”). If a named executive officer’s employment is terminated during the term by us for Cause, by the named executive officer for any reason other than Good Reason or due to his death, then he will not be entitled to receive the Termination Benefits, and shall only be entitled to the compensation and benefits which shall have accrued as of the date of such termination (other than with respect to certain benefits that may be available to the named executive officer as a result of a “disability” (as defined in his employment agreement)).

Director Compensation

Non-employee directors’ compensation generally is determined and awarded by the Board of Directors. The Board is responsible for, among other things, reviewing, evaluating and designing a director compensation package of a reasonable total value, typically based on comparisons with similar firms, and aligned with long-term interests of the stockholders of the Company, and reviewing director compensation levels and practices and considering, from time to time, changes in such compensation levels and practices. These matters also include making equity awards to non-employee directors from time to time under the Company’s equity-based plans. As part of these responsibilities, the Board may request that management of the Company provide it with recommendations on non-employee director compensation and/or common director compensation practices, although the Board retains its ultimate authority to take compensatory actions.

The Company currently pays its non-employee directors an annual retainer of $10,000. In addition, the Company will pay each member of a standing Board committee an annual retainer of $5,000 per committee, except that the chairperson of the Audit Committee shall be paid an annual retainer of $30,000 and the chairperson of the Compensation Committee shall be paid an annual retainer of $10,000. In addition, the Company pays the Chairman of the Board an additional cash retainer of $5,000 per month. Directors who are also employees of the Company do not receive any compensation for serving as a director of the Company.

The Company also grants to each new director an option to purchase 200,000 shares of the Company’s common stock that becomes exercisable over a period of four years.

In connection with the Merger, Steven Sherman was elected Chairman of the Board and granted an option to purchase 300,000 shares of the Company’s common stock. Also in connection with the Merger, Marilyn Hamilton, Daniel Boren and Jack Peurach were each granted an option to purchase 50,000 shares of the Company’s common stock. On December 5, 2014, the Board voted to expand the number of directors of the Company from five to six directors and elected Stanley Stern to serve as a director of the Company and a member of the Audit Committee of the Board. Mr. Stern was awarded an option to purchase 200,000 shares of the Company’s common stock in connection with his election to the Board. Each of the option awards were made under our 2014 Plan, have an exercise price equal to the closing price of our common stock on the date of grant and become exercisable over a 4-year period, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter.

The following table sets forth compensation actually paid to the Company’s directors during 2014:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Steven Sherman (2)	76,250	48,092	124,342
Daniel Boren (3)	11,250	8,015	19,265
Marilyn Hamilton (4)	7,500	8,015	15,515
Jack Peurach (5)	15,000	8,015	23,015
Stanley Stern (6)	—	195,996	195,996

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 14 to our financial statements included in this Form 10-K. In connection with the Merger, the exercise prices for all outstanding options were adjusted to reflect the conversion ratio used in the Merger.
(2)	As of December 31, 2014, Mr. Sherman held options to purchase 300,000 shares of common stock at an exercise price of $1.00 per share.
(3)	As of December 31, 2014, Mr. Boren held options to purchase 152,380 shares of common stock at an exercise price of $0.54 per share and 50,000 shares of common stock at an exercise price of $1.00 per share.
(4)	As of December 31, 2014, Ms. Hamilton held options to purchase 152,380 shares of common stock at an exercise price of $0.46 per share and 50,000 shares of common stock at an exercise price of $1.00 per share.
(5)	As of December 31, 2014, Mr. Peurach held options to purchase 152,380 shares of common stock at an exercise price of $0.46 per share and 50,000 shares of common stock at an exercise price of $1.00 per share.
(6)	As of December 31, 2014, Mr. Stern held options to purchase 200,000 shares of common stock at an exercise price of $1.50 per share.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2014 is or was previously an officer or employee of the Company or has any relationships requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC.

None of the Company’s executive officers served during 2014 as members of the compensation committee or board of directors of any entity that had one or more executive officers serving as a member of our Compensation Committee or Board.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity compensation plan, the 2014 Plan, which was adopted by our Board and approved by our stockholders on January 15, 2014. A total of 14,410,000 shares of our common stock are reserved for issuance pursuant to awards granted under the 2014 Plan. In connection with the Merger on January 15, 2014, options to purchase common stock of Ekso Bionics outstanding immediately prior to the Merger were converted into options to purchase an aggregate 7,602,408 shares of common stock of the Company.

As of December 31, 2014, options to purchase an aggregate of 10,791,081 shares of our common stock have been issued and remain outstanding under the 2014 Plan, while 307,919 shares have been exercised, leaving 3,311,000 shares available for future awards.

The number of shares of our common stock subject to the 2014 Plan, and any number of shares subject to any numerical limit in the 2014 Plan is expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (2014 Plan)	14,410,000	$0.79	3,311,000
Equity compensation plans not approved by security holders	None	None	None
Total	14,410,000		$3,311,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the common shares in the Company’s authorized share structure beneficially owned by (1) each of our current directors and director nominees, (2) each of our named executive officers, (3) all of our directors, director nominees and executive officers as a group, and (4) all persons known by us to beneficially own more than 5% of our outstanding voting shares. We have determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after March 13, 2015 (the “Determination Date”) are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of March 13, 2015.

Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class (1)
Directors
Steven Sherman (2)	2,999,521	2.90%
Nathan Harding (3)	3,994,536	3.90%
Daniel Boren (4)	131,815	*
Marilyn Hamilton (5)	539,434	*
Jack Peurach (6)	230,862	*
Stanley Stern (7)	16,667	*

Executive Officers
Nathan Harding (3)	3,994,536	3.90%
Max Scheder-Bieschin (8)	807,817	*
Russ Angold (9)	3,807,036	3.73%
Thomas Looby (10)	116,667	*
Pedro Perez Niklitschek	—	—
All directors, nominees and executive officers as a group (10 persons)(11)	12,644,355	11.96%

5% Stockholders
Opaleye L.P. (12) 29 Colonial Way Weston, MA 02493	9,900,000	9.72%
CNI Commercial LLC (13) 2020 Lonnie Abbott Blvd. Ada, OK 74820	10,648,018	10.42%
Bionic Partners, LLC (14) 546 Fifth Avenue New York, NY 10036	6,001,721	6.68%
Homayoon Kazerooni (15) 2806 Ashby Ave Berkeley, CA 94705	5,180,920	5.06%

*Represents less than 1%.

(1)	Applicable percentage ownership is based on 101,867,766 shares of common stock outstanding as of the Determination Date.

(2)	Includes warrants to purchase 1,500,000 shares of common stock currently exercisable, options to purchase 93,750 shares of common stock exercisable or exercisable within 60 days after the Determination Date and 1,405,771 shares of common stock.

(3)	Includes options to purchase 489,796 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 3,504,740 shares of common stock.

(4)	Includes options to purchase 91,815 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, warrants to purchase 20,000 shares of common stock currently exercisable and 20,000 shares of common stock.

(5)	Includes options to purchase 139,434 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, warrants to purchase 200,000 shares of common stock currently exercisable and 200,000 shares of common stock.

(6)	Includes options to purchase 139,434 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 91,428 shares of common stock.

(7)	Includes options to purchase 16,667 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date.

(8)	Includes options to purchase 746,103 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 61,714 shares of common stock.

(9)	Includes options to purchase 302,296 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 3,504,740 shares of common stock.

(10)	Includes options to purchase 116,667 shares of common stock currently exercisable or within 60 days of the Determination Date.

(11)	Includes warrants to purchase 1,720,000 shares of common stock currently exercisable, options to purchase 2,019,294 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 8,872,964 shares of common stock.

(12)	Includes 2,000,000 shares of common stock held by Silverman Insurance Partnership. James Silverman may be deemed to have voting and/or dispositive control with respect to the shares held by Opaleye L.P. and Silverman Insurance Partnership.

(13)	Includes warrants to purchase 279,645 shares of common stock currently exercisable and 10,368,373 shares of common stock. CNI Commercial LLC is a wholly-owned subsidiary of Chickasaw Nation Industries, Inc. (“CNI”). CNI and its President and Chief Executive Officer, David Nimmo, may be deemed to have voting and/or dispositive power with respect to the shares held by CNI Commercial LLC.

(14)	Includes warrants to purchase 854,089 shares of common stock currently exercisable and 5,147,632 shares of common stock. The managing partner of Bionic Partners, LLC is Hugh Regan.

(15)	Includes options to purchase 457,140 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 4,723,780 shares of common stock.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

It is the Company’s policy that each executive officer, director and nominee for election as director delivers to the Company annually a questionnaire that includes, among other things, a request for information relating to any transactions in which both the executive officer, director or nominee, or their family members, and the Company participates, and in which the executive officer, director or nominee, or such family member, has a material interest. Our Board reviews all such transactions reported to it by an executive officer, director or nominee in response to the questionnaire, or that are brought to its attention by management or otherwise. After review, the disinterested directors approve, ratify or disapprove such transactions. Management also updates the Board as to any material changes to proposed transactions as they occur. This policy is not in writing but is followed consistently by the Board.

During fiscal years 2013 and 2014, the Company was party to the transactions summarized below in which the amount involved exceeded $120,000 and in which an executive officer, director, director nominee or 5% stockholder (or their immediate family members) had a material direct or indirect interest.

Split-Off

Upon the closing of the Merger and under the terms of a split-off agreement and a general release agreement, the Company transferred all of its pre-Merger operating assets and liabilities to the Split-Off Subsidiary. Thereafter, pursuant to the split-off agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Pedro Perez Niklitschek and Miguel Molina Urra, the pre-Merger majority stockholders of the Company, and the former officers and sole director of the Company in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 17,483,100 shares of our common stock held by Messrs. Perez Niklitschek and Molina Urra (which were cancelled and resumed the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities. See Note 3 to the Consolidated Financial Statements above for more information about the Split-Off.

Bridge Financing

Mr. Sherman, a director of the Company, purchased $1,000,000 principal amount of 2013 Bridge Notes, which was converted in the PPO into 1,000,000 Units and warrants to purchase an additional 500,000 shares of the Company’s common stock. Samuel Sherman, Mr. Sherman’s brother, purchased $300,000 principal amount of 2013 Bridge Notes, which was converted in the PPO into 300,000 Units and warrant to purchase an additional 150,000 shares of the Company’s common stock. See Note 3 to the Consolidated Financial Statements above for more information about the bridge financing.

Private Placement Offering

Mr. Boren and Ms. Hamilton, each a director of the Company, purchased 20,000 and 200,000 Units, respectively, in the PPO at a purchase price of $1.00 per Unit ($20,000 and $200,000 aggregate purchase price, respectively). Additionally, the following persons and entities became 5% stockholders pursuant to their purchase of Units in the PPO:

•	Opaleye L.P. purchased 8,500,000 Units at a purchase price of $1.00 per Unit ($8,500,000 aggregate purchase price); and

•	Bionic Partners, LLC purchased 2,445,000 Units at a purchase price of $1.00 per Unit ($2,445,000 aggregate purchase price).

See Note 3 to the Consolidated Financial Statements above for more information about the PPO.

Offer to Amend and Exercise

The following 5% stockholders of the Company exercised PPO Warrants in connection with the Offer to Amend and Exercise:

•	Opaleye L.P. exercised PPO Warrants to purchase 7,900,000 shares of common stock at a purchase price of $1.00 per share ($7,900,000 aggregate purchase price); and

•	Bionic Partners, LLC exercised PPO Warrants to purchase 1,700,000 shares of common stock at a purchase price of $1.00 per share ($1,700,000 aggregate purchase price).

See Note 3 to the Consolidated Financial Statements above for more information about the Offer to Amend and Exercise.

Other Related Party Transactions

In November 2012, Ekso Bionics entered a convertible bridge note agreement with CNI pursuant to which Ekso Bionics issued CNI a convertible bridge note in the aggregate original principal amount of $3,190,000 in anticipation of closing a Series B convertible preferred stock financing in early 2013 (the “2012 CNI Bridge Note”). In March 2013, Ekso Bionics issued an additional convertible bridge note to CNI in the aggregate original principal amount of $1,000,000 (the “2013 CNI Bridge Note”, and collectively, the “CNI Bridge Notes”). The 2012 CNI Bridge Note carried interest at a rate of 5% per annum with a maturity date of November 12, 2013. The 2013 CNI Bridge Note had identical terms to the 2012 CNI Bridge Note except that the 2013 CNI Bridge Note accrued interest at 10% per annum instead of 5% per annum. In April 2013, Ekso Bionics modified the 2012 CNI Bridge Note retroactively increasing the interest rate to 10%. Upon consummation of the Series B financing in May 2013, the CNI Bridge Notes were converted into 2,446,916 shares of Series B preferred stock of Ekso Bionics (which were converted into 4,783,231 shares of Company common stock in connection with the Merger) and warrants to purchase 183,518 shares of common stock of Ekso Bionics (which were converted into 279,645 shares of Company common stock in connection with the Merger).

On October 21, 2013, The Chickasaw Nation Department of Commerce, an affiliate of CNI, purchased two receivables from Ekso Bionics for $180,000. The receivables represented payments due to Ekso Bionics from two customers totaling $199,410, for which The Chickasaw Nation Department of Commerce was paid in full on December 26, 2013.

Independence of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, our Board has determined that Messrs. Sherman, Boren, Peurach and Stern and Ms. Hamilton are independent directors under the applicable standards of the SEC and the Nasdaq marketplace rules.

The Audit Committee currently consists of Messrs. Sherman (Chairman), Boren and Stern. Each of Messrs. Sherman, Boren and Stern are “independent”, as independence for audit committee members is defined under the rules of the SEC and the Nasdaq marketplace rules.

The Compensation Committee currently consists of Messrs. Peurach (Chairman) and Sherman. Each of Messrs. Peurach and Sherman are “independent”, as independence for compensation committee members is defined under the Nasdaq marketplace rules.

The Nominating and Governance Committee currently consists of Messrs. Boren (Chairman) and Peurach.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed by OUM & Co., LLP, our independent registered public accounting firm (“OUM”) for the following services during 2014 and 2013:

	Year Ended December 31,
Description of Service	2014	2013
Audit Fees (1)	$381,276	$62,585
Audit-Related Fees	1,000	-
Tax Fees (Tax compliance, tax advice and planning)	19,468	24,544
All Other Fees	-	-
Total Fees	$401,744	$87,129

(1)	Audit Fees consist of fees for audit of the Company’s annual financial statements for the respective year, reviews of the Company’s quarterly financial statements, services provided in connection with statutory and regulatory filings and audit of the Company’s internal controls over financial reporting.

Pre-Approval Policies and Procedures

The charter of the Audit Committee provides that the Audit Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for the Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2014 were approved by the Audit Committee in accordance with the procedures described below.

The Audit Committee reviews and approves all audit and non-audit services proposed to be provided by OUM or other firms, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to the Company for the fiscal year ended December 31, 2014 that were not approved by the Audit Committee.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ Nathan Harding
Dated: March 19, 2015		Chief Executive Officer
(Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Nathan Harding and Max Scheder-Bieschin, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Nathan Harding	Executive Officer and Director	March 19, 2015
Nathan Harding	(Principal Executive Officer)

/S/ Max Scheder-Bieschin	Chief Financial Officer	March 19, 2015
Max Scheder-Bieschin	(Principal Accounting and Financial Officer)

/S/ Steven Sherman		March 19, 2015
Steven Sherman	Chairman of the Board

/S/ Daniel Boren		March 19, 2015
Daniel Boren	Director

/S/ Marilyn Hamilton		March 19, 2015
Marilyn Hamilton	Director

/S/ Jack Peurach		March 19, 2015
Jack Peurach	Director

/S/ Stanley Stern		March 19, 2015
Stanley Stern	Director

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 15, 2014, by and among the Registrant, Acquisition Sub and Ekso Bionics, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.1*	Articles of Incorporation of the Registrant

3.2	Certificate of Merger of Ekso Bionics, Inc., with and into Acquisition Sub, filed January 15, 2014 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.1	Indemnification Shares Escrow Agreement, dated as of January 15, 2014, by and among the Registrant, Nathan Harding and Gottbetter & Partners, LLP, as escrow agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2	Split-Off Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.3	General Release Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and stockholders party thereto (incorporated by reference from Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5	Form of Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(a)	Form of Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(b)*	Form of Amendment to Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant, effective November 20, 2014

10.7(a)	Form of Bridge Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.7(b)*	Form of Amendment to Bridge Agent Warrant for Common Stock of the Registrant, effective November 20, 2014

10.8(a)	Form of PPO Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 1086 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.8(b)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Offer to Amend and Exercise (incorporated by reference from Exhibit 99.(a)(1)(E) to the Registrant’s Schedule TO filed on October 23, 2014)

10.8(c)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Anti-Dilution Amendment (incorporated by reference from Exhibit 99.(a)(1)(F) to the Registrant’s Schedule TO filed on October 23, 2014)

10.9(a)	Form of PPO Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.9(b)*	Form of Amendment to PPO Agent Warrant for Common Stock of the Registrant, effective November 20, 2014

10.10	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(a)	Placement Agency Agreement, dated December 5, 2015, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(b)	First Amendment to Placement Agency Agreement, dated January 28, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014)

10.11(c)*	Second Amendment to Placement Agency Agreement, dated October 21, 2014, between the Registrant and Gottbetter Capital Markets, LLC

10.12†	The Registrant’s 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.13	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.14 †	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.15 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Nathan Harding (incorporated by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.16†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Max Scheder-Bieschin (incorporated by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.17 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Russ Angold (incorporated by reference from Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.18 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Frank Moreman (incorporated by reference from Exhibit 10.18 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.19	Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.20	Exclusive License Agreement, dated as of July 14, 2008, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a/ Berkeley Bionics and formerly d/b/a Berkeley ExoWorks (as amended by Amendment #1 to Exclusive License Agreement, dated as of May 20, 2009, by and between The Regents of the University of California and Berkeley Bionics) (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.21	Lease, dated as of November 29, 2011, by and between FPOC, LLC and Berkeley Bionics, Inc., d/b/a Ekso Bionics (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.22	Letter Agreement, dated as of November 12, 2013, by and between Gravitas Partners Ltd., Premium Capital Partners Ltd., and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.23	Director Nomination Agreement dated as of January 15, 2013, among the Registrant, Ekso Bionics and CNI Commercial LLC (incorporated by reference from Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.24	Form of Ekso Bionics’ Warrant to purchase shares of its common stock (converted under the Merger Agreement into warrants to purchase shares of the Registrant’s Common Stock) (incorporated by reference from Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.25 **	Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.26 **	Medical License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.26 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.27 **	Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.27 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.28 †	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.29 †	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.30	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and Katalyst Securities LLC (incorporated by reference from Exhibit 99.(d)(1) to the Registrant’s Schedule TO filed on October 23, 2014)

10.31	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and EDI Financial, Inc. (incorporated by reference from Exhibit 99.(d)(2) to the Registrant’s Schedule TO filed on October 23, 2014)

10.32*†	Employment Agreement, dated March 19, 2015, between the Registrant and Thomas Looby

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed on May 7, 2014)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 §*	Interactive Data Files of Financial Statements and Notes.

101.ins §*	Instant Document

101.sch §*	XBRL Taxonomy Schema Document

101.cal §*	XBRL Taxonomy Calculation Linkbase Document

101.def §*	XBRL Taxonomy Definition Linkbase Document

101.lab §*	XBRL Taxonomy Label Linkbase Document

101.pre §*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Confidential Treatment has been requested as to certain portions of Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement

