Form 10-Q
period 2015-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2015-05-11
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 1, 2015 was: 102,064,820

Ekso Bionics Holdings, Inc.

Quarterly Report on FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash	$21,133	$25,190
Accounts receivable, net	1,455	1,549
Inventories, net	838	622
Prepaid expenses and other current assets	447	388
Deferred cost of revenue, current	1,677	1,551
Total current assets	25,550	29,300
Property and equipment, net	2,183	2,102
Deferred cost of revenue, non-current	2,245	2,017
Other assets	55	55
Total assets	$30,033	$33,474

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable, current	$42	$41
Accounts payable	1,464	783
Accrued liabilities	1,657	2,378
Deferred revenues, current	3,545	3,412
Total current liabilities	6,708	6,614
Deferred revenues, non-current	4,085	3,895
Notes payable, non-current	65	77
Deferred rent	78	88
Total liabilities	10,936	10,674
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; none issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2015 and December 31, 2014; 102,017,584 and 101,621,358, shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	102	102
Additional paid-in capital	94,911	94,499
Accumulated deficit	(75,916)	(71,801)
Total stockholders' equity	19,097	22,800
Total liabilities and stockholders' equity	$30,033	$33,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Medical devices	$985	$527
Engineering services	704	535
Total revenue	1,689	1,062

Cost of revenue:
Medical devices	798	330
Engineering services	488	252
Total cost of revenue	1,286	582

Gross profit	403	480

Operating expenses:
Sales and marketing	1,851	1,531
Research and development	983	769
General and administrative	1,662	2,071
Total operating expenses	4,496	4,371

Loss from operations	(4,093)	(3,891)

Other income (expense):
Interest expense	(3)	(427)
Loss on warrant liability	—	(77,437)
Interest income	4	1
Other expense, net	(23)	(12)
Total other expense, net	(22)	(77,875)

Net loss	$(4,115)	$(81,766)

Basic and diluted net loss per share	$(0.04)	$(1.22)
Shares used to compute basic and diluted net loss per share	101,791,221	67,072,057

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014

Operating activities:
Net loss	$(4,115)	$(81,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	157
Inventory allowance expense	45	—
Amortization of deferred rent	(10)	(9)
Amortization of debt discounts	—	198
Stock-based compensation expense	349	367
Loss on increase in fair value of warrant liability	—	77,437
Changes in operating assets and liabilities:
Accounts receivable	94	(1,226)
Inventories	(261)	(495)
Prepaid expense and other assets	(59)	(52)
Deferred costs of revenue	(354)	(530)
Accounts payable	681	(454)
Accrued liabilities	(721)	135
Deferred revenues	323	779
Net cash used in operating activities	(3,828)	(5,459)
Investing activities:
Acquisition of property and equipment, net	(281)	(248)
Net cash used in investing activities	(281)	(248)
Financing activities:
Principal payments on notes payable	(11)	(2,532)
Proceeds from exercise of stock options	31	23
Proceeds from exercise of common stock warrants	32	—
Proceeds from issuance of common stock, net of issuance costs	—	21,987
Net cash provided by financing activities	52	19,478

Net increase (decrease) in cash	(4,057)	13,771
Cash at beginning of the period	25,190	805
Cash at end of the period	$21,133	$14,576

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Organization

Description of Business and Liquidity

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. named Ekso Acquisition Corp merged with and into Ekso Bionics, Inc. (the “Merger”). Ekso Bionics, Inc. was the surviving corporation and became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. As a result of this transaction, Ekso Bionics Holdings, Inc. discontinued its pre-merger operations, acquired the business of Ekso Bionics, Inc. and continues the operations of Ekso Bionics, Inc. as a publicly traded company. See Note 3, The Merger, Offering and Other Related Matters. Ekso Bionics, Inc. was incorporated in January 2005 in the State of Delaware. We are currently headquartered in Richmond, California.

As used in these notes to the condensed consolidated financial statements, the term “the Company” refers to Ekso Bionics Holdings, Inc. (formerly known as PN Med Group, Inc.) and its direct and indirect wholly-owned subsidiaries, including Ekso Bionics, Inc. and Ekso Bionics Ltd., after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger. Unless otherwise indicated, all dollar amounts included in these notes to the financial statements are in thousands.

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

Our current medical device product, the Ekso GT, is a wearable bionic suit that provides individuals with stroke, spinal cord injuries and other lower-extremity paralysis or weakness the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by the shifting of the user’s body to activate sensors in the device that initiate steps. Battery-powered motors drive the legs, replacing deficient neuromuscular function. First-time users can expect to walk with aid from the device the first time they put on the Ekso exoskeleton (after passing an assessment), while an experienced user can transfer to or from their wheelchair and don or remove the Ekso in less than five minutes.

Our engineering services division, Ekso Labs, is an exoskeleton laboratory that continually integrates emerging technologies into new product applications and expands on such technologies with our partners. Ekso Labs also develops intellectual property through research grants from government organizations, including the United States Special Operations Command and the Department of Defense.

Liquidity

Largely as a result of significant research and development activities related to the creation of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2015, we had an accumulated deficit of $75,916.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Company’s cash as of March 31, 2015 was $21,133 compared to $25,190 at December 31, 2014. During the three months ended March 31, 2015, the Company used $3,828 of cash in operations compared to $5,459 for the three months ended March 31, 2014.

Based upon our current three-month average monthly net use of cash of $1,300 and assuming increases in current revenue and gross profit, offset by modest incremental net use of cash for increased operating expenses and a potential increase in rental activity for our medical device business, the Company believes it has sufficient resources to meet its financial obligations into the second quarter of 2016.

Our actual capital requirements may vary significantly and will depend on many factors. For example, we plan to increase our investments (i) in our clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which we intend to raise through public or private equity offerings, debt financings, warrant solicitations or corporate collaborations within the next three to four quarters. When we need to raise additional capital, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but do not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at March 31, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of March 31, 2015 and December 31, 2014. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign contracts.

As of March 31, 2015, we had one customer with accounts receivable balances totaling 10% or more of our total accounts receivable (12%), compared with two customers as of December 31, 2014 (22% and 11%).

In the three months ended March 31, 2015, we had two customers with sales balances of 10% or more of our total customer sales (17%, and 16% ), compared with two customers in the three months ended March 31, 2014 (18% and 12%).

Common Stock Warrants

We accounted for the common stock warrants issued in connection with our Merger and related private placement offering (see Note 3, The Merger, Offering and Other Related Matters) in accordance with the guidance in Accounting Standards Codification (“ASC”) 815-40. Under ASC 815-40, the warrants did not meet the criteria for equity treatment and were recorded as a liability. The warrants initially had an anti-dilution clause that allowed for a decrease in the exercise price of the warrants if the Company issued additional shares of common stock without consideration or for consideration per share less than the exercise price of such warrants. Accordingly, we classified the warrant instruments as liabilities at their fair market value at the date of issuance and re-measured the warrants at each balance sheet date. Changes in the fair value were recognized as a gain (loss) on warrant liability in our consolidated statement of operations. These warrants were amended in November 2014 to remove the price-based anti-dilution provision, among other things. Accordingly, the warrants are no longer recorded as a liability.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2014 that are of significance, or potential significance, to the Company.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

On January 15, 2014, Holdings and a newly formed wholly-owned subsidiary of Holdings, Ekso Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ekso Bionics. Under the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, with Ekso Bionics remaining as the surviving corporation and with the stockholders of Ekso Bionics exchanging all of their common stock, preferred stock and warrants to purchase preferred stock issued and outstanding immediately prior to the closing of the Merger into an aggregate of 42,615,556 shares of Holdings’ common stock and warrants to purchase 621,361 shares of common stock. In addition, options to purchase 4,989,111 shares of common stock of Ekso Bionics were converted into options to purchase 7,602,408 shares of common stock of Holdings. These shares are in addition to 5,280,368 outstanding shares of Holdings common stock held by certain pre-Merger stockholders of Holdings, consisting of 4,500,600 shares held by such stockholders prior to the Merger and an additional 779,768 shares issued to such stockholders pursuant to a provision in the Merger Agreement requiring us to issue a number of shares such that the aggregate ownership of the pre-Merger stockholders (not including any shares of common stock purchased by them in the private placement offering described below) remained approximately 6.8% of the outstanding common stock of the Company following the Merger and private placement offering.

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

 Retroactive Conversion of all Share and Per Share Amounts

In accordance with reverse merger accounting guidance, amounts for Ekso Bionics’ historical (pre-merger) common stock, preferred stock and warrants and options to purchase common stock, including share and per share amounts, have been retroactively adjusted using their respective exchange ratios in these financial statements unless otherwise disclosed. The conversion ratios were 1.5238, 1.6290, 1.9548 and 1.9548 for shares of common stock, Series A preferred stock, Series A-2 preferred stock and Series B preferred stock, respectively.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company held a closing of a private placement offering (the “PPO”) in which it sold 20,580,000 Units at a purchase price of $1.00 per Unit, with each Unit consisting of one share of common stock plus a warrant (the “PPO Warrants”) to purchase an additional share of common stock of the Company at $2.00 per share with a five year term (the “Units”). Included in the initial Unit sales were 5,000,000 Units that were issued upon conversion of the 2013 Bridge Notes mentioned above. Between January 29, 2014 and February 6, 2014, the Company issued an additional 9,720,000 Units in subsequent closings of the PPO. As a result of issuing a total of 30,300,000 Units, (a) the Company received gross proceeds of $25,300, (b) $5,083 of debt and accrued interest attributable to the 2013 Bridge Notes was settled with the issuance of 5,000,000 Units, (c) a net of $2,553 of our Senior Note Payable (as defined below) was paid in full, and (d) we incurred offering costs of $3,338.

Investors in the Units have weighted average anti-dilution protection with respect to the shares of common stock included in the Units if within 24 months after the final closing of the PPO the Company issues additional shares of common stock or common stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2014 Equity Incentive Plan) for consideration per share less than $1.00. The PPO warrants also had weighted average anti-dilution protection, subject to customary exceptions.

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

Offer to Amend and Exercise

In November 2014, the Company consummated an offer to amend and exercise its PPO Warrants at a temporarily reduced exercise price (the “Offer to Amend and Exercise”). Pursuant to the Offer to Amend and Exercise, an aggregate of 22,755,500 PPO Warrants were exercised by their holders and were also amended to reduce the exercise price from $2.00 to $1.00 per share of common stock, and to restrict the ability of the holder of shares issuable upon exercise of the amended warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of 50 days after the expiration date of the Offer to Amend and Exercise.

In connection with the Offer to Amend and Exercise, the holders of a majority of the then outstanding PPO Warrants, Bridge Warrants, PPO Agent Warrants and Bridge Agent Warrants approved an amendment to remove the price-based anti-dilution provisions in those warrants (see Note 10, Warrants).

2014 Equity Incentive Plan

Before the Merger, the Board of Directors adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of incentive awards of up to 14,410,000 shares of common stock to officers, key employees, consultants and directors. In connection with the Merger, options to purchase Ekso Bionics common stock outstanding immediately prior to the Merger were converted into options to purchase an aggregate of 7,602,408 shares of Holdings issued under the 2014 Plan.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

There were no financial assets or liabilities that required fair value measurements as of March 31, 2015 or December 31, 2014.

5. Deferred Revenues

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

Deferred revenues and deferred cost of revenues consist of the following:

	March 31,	December 31,
	2015	2014
Customer deposits and advances	$148	$105
Deferred Ekso unit revenues	5,583	5,327
Deferred service, leasing and software revenues	1,899	1,875
Customer advances and deferred revenues	7,630	7,307
Less current portion	(3,545)	(3,412)
Customer advances and deferred revenues, non-current	$4,085	$3,895

Deferred Ekso unit costs	$3,922	$3,568
Less current portion	(1,677)	(1,551)
Deferred cost of revenue, non-current	$2,245	$2,017

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

6. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Salaries, benefits and related expenses	$1,136	$1,847
Professional fees	326	184
Warranty expense	109	126
Taxes	41	46
Royalties	2	50
Travel	33	76
Other	10	49
Total	$1,657	$2,378

7. Notes Payable

In 2012, the Company entered into a note agreement in conjunction with its lease agreement for our Richmond, California facility. The note for an aggregate $200, with an interest rate of 7%, minimum monthly payments of $4, and a May 31, 2017 maturity, was used to fund leasehold improvements. In addition, the Company has a long-term capital lease obligation of $12.

Future obligations under these debt instruments as of March 31, 2015 are as follows:

		Leasehold
	Capital	Improvement
	Lease	Note	Total
2015 (remainder)	$4	$36	$40
2016	5	48	53
2017	4	19	23
Total minimum lease payments	13	103	116
Less: interest	(1)	(8)	(9)
Present value minimum lease payments	12	95	107
Less: current portion	-	(42)	(42)
Long-term portion of capital lease obligation	$12	$53	$65

8. Operating and Capital Leases

On November 29, 2011, the Company entered into an operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The lease term commenced in March 2012 and expires in May 2017. The lease provides the Company with one option to renew for 5 additional years. The Company also leases nominal office equipment.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Future minimum operating lease payments are as follows as of March 31, 2015:

2015 (remainder of year)	$282
2016	375
2017	157
Total	$814

The Company also has a capital lease for the purchase of machinery and equipment with a balance of $12 and $13 as of March 31, 2015 and December 31, 2014 respectively, which is classified as a component of Notes payable, non-current portion (see Note 7, Notes Payable).

Rent expense under the Company’s operating leases was $86 and $85 for the three month periods ended March 31, 2015, and 2014, respectively.

9. Capitalization and Equity Structure

The Company’s authorized capital stock at March 31, 2015 consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At March 31, 2015, 102.017,584 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

10. Warrants

As discussed in Note 3, The Merger, Offering and Other Related Transactions, the Company issued during the Merger and PPO, warrants to purchase a total of 36,055,000 shares of common stock of which 30,300,000 were at an exercise price of $2.00 per share (the “Warrant Shares”), and the balance at $1.00 per share. These warrants contained “weighted average” anti-dilution protection in the event that we issued common stock or securities convertible into or exercisable for shares of common stock at a price lower than the subject warrant’s exercise price, subject to certain customary exceptions, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, mergers, etc. The anti-dilution protection feature required the Company to record the then outstanding securities as a $10,613 liability. Due to the market price of the Company’s common stock price exceeding the exercise price of the then outstanding warrants, the Company recorded a non-cash charge of $77,437 during the period ended March 31, 2014.

The factors utilized in re-valuing the warrants were as follows as of March 31, 2014:

Dividend yield	–
Risk-free interest rate	0.90% - 1.73%
Share price at final valuation	3.90
Expected term (in years)	2.80- 4.80
Volatility	79%
Periodic rate	0.25% - 0.83%
Periods in the model	10

These warrants were amended in November 2014 to remove the price-based anti-dilution provision, among other things. Accordingly, the warrants are no longer recorded as a liability.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Warrant activity for the three month period ended March 31, 2015 is as follows:

	Balance	Exercise	Term		Balance
Name	December 31, 2014	Price	(Years)	Exercised	March 31, 2015
Placement agent warrants	3,030,000	$1.00	5	(32,700)	2,997,300
Bridge warrants	2,600,000	$1.00	5		2,600,000
PPO warrants	7,544,500	$2.00	5		7,544,500
Pre Merger/PPO warrants	621,361	$1.38	various		621,361
Total	13,795,861			(32,700)	13,763,161

11. Stock-based Compensation Plans and Awards

In January 2014, and prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Plan that allows for the issuance of 14,410,000 shares of common stock. Options previously issued under the Ekso Bionics 2007 Equity Incentive Plan were converted into options to purchase an aggregate of 7,602,408 shares of the Company’s common stock under the 2014 Plan. Under the terms of the 2014 Plan, the Board of Directors may award stock, options, or similar rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any other security with the value derived from the value of the shares. Such awards include stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights.

The Board of Directors may grant stock options under the 2014 Plan at a price of not less than 100% of the fair market value of our common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of our classes of stock, are granted at an exercise price of not less than 110% of the fair market value of our common stock. The maximum term of incentive stock options granted to employees who own stock possessing more than 10% of the voting power of all classes of the our stock, may not exceed five years. The maximum term of an incentive stock option granted to any other participant may not exceed ten years. Subject to the limitations discussed above, the Board of Directors determines the term and exercise or purchase price of other awards granted under the 2014 Plan. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Awards under the 2014 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. We may from time to time grant options to purchase common stock to non-employees for advisory and consulting services. Pursuant to ASC 505-50, Equity-Based Payments to Non-Employees, we periodically re-measure the fair value of these stock options using the Black-Scholes option pricing model and recognize expense ratably over the vesting period of each stock option award. Upon exercise of an option, it is the Company’s policy to issue new shares of common stock.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table summarizes information about the Company’s stock options outstanding at March 31, 2015, and activity during the three-month period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2014	10,791,081	$0.79
Options granted	285,000	$1.39
Options exercised	(597,423)	$0.57
Options forfeited	(10,126)	$1.74
Options cancelled	-	-
Balance as of March 31, 2015	10,468,532	$0.82	7.62	$8,089
Vested and expected to vest at March 31, 2015	9,841,985	$0.80	7.53	$7,813
Exercisable as of March 31, 2015	5,457,721	$0.55	6.45	$5,571

Of the 597,423 shares exercised, 233,897 were on a cashless basis for which the Company did not receive any proceeds, but instead withheld a like number of shares from the exerciser to cover the exercise amount.

As of March 31, 2015, total unrecognized compensation cost related to unvested stock options was $2,713. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations over the remaining weighted average vesting period of 2.63 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2015	2014

Dividend yield	—	—
Risk-free interest rate	1.41% - 1.92%	1.74% - 2.67%
Expected term (in years)	6-10	5-10
Volatility	73%	66%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the unaudited Condensed Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2015	2014
Sales and marketing	$132	$101
Research and development	54	69
General and administrative	163	197
	$349	$367

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

12. Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2015 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

13. Commitments and Contingencies

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

FDA Approval

While we believe that the Company’s Ekso GT robotic exoskeleton has been appropriately marketed in the United States as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012, on June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the reclassified Powered Exoskeleton and informed us in writing of the agency’s belief that this new product classification applied to the Ekso GT device. This new product classification was designated as being Class II, which required the clearance of a 510(k). The FDA requested that we file a 510(k) notice to obtain this clearance. Per the FDA’s request, we filed that 510(k) notice on December 24, 2014, and this submission is currently under review at the FDA. The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease such activities. The Company believes that in situations where the class of a product has been elevated by the FDA, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall the products until we obtain clearance or approval, and we may be subject to regulatory fines or penalties.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(4,115)	$(81,766)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	101,791,221	67,072,057
Net loss per share, basic and diluted	$(0.04)	$(1.22)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	10,468,532	10,645,449
Warrants	13,763,161	36,676,361
Total common stock equivalents	24,231,693	47,321,810

15. Segment Disclosures

The Company has two reportable segments, Engineering Services and Medical. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where the Company uses its robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as such as the National Science Foundation and the Defense Advanced Research Projects Agency. The Medical segment designs, engineers, and manufactures exoskeletons for applications in the medical and military markets.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the other manufactures and distributes a unique product. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Segment reporting information is as follows:

	Engineering	Medical
	Services	Devices	Total
Three months ended March 31, 2015
Revenue	$704	$985	$1,689
Cost of revenue	488	798	1,286
Gross profit	$216	$187	$403

Three months ended March 31, 2014
Revenue	$535	$527	$1,062
Cost of revenue	252	330	582
Gross profit	$283	$197	$480

Geographic information for revenue based on location of customer is as follows:

	Three Months Ended March 31,
	2015	2014
North America	$1,271	$890
All Other	418	172
	$1,689	$1,062

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, could cause our future results to differ materially from those expressed in the forward-looking information:

•	the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related impacts on our profitability and cash position;
•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to achieve broad customer adoption of our products and services;
•	existing or increased competition;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	our ability to obtain or maintain patent protection for the Company’s intellectual property;
•	the scope, validity and enforceability of our and third party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our ability to obtain or maintain regulatory approval to market the Company’s medical devices;
•	our customers’ ability to get third party reimbursement for our products and services associated with them;
•	our failure to implement our business plan or strategies;
•	our ability to retain or attract key employees;
•	our ability to obtain adequate financing to fund operations and necessary to develop or enhance our technology;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting; and
•	overall economic and market conditions.

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

Overview

The Company designs, develops and sells wearable bionic or robotic exoskeletons, that have applications in healthcare, industrial, military, and consumer markets. Our exoskeletons systems are strapped over the user’s clothing and augment human strength, endurance and mobility. These systems serve multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We or our partners have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to rehabilitate and to walk again; (b) allow industrial workers to perform heavy duty work for extended periods; and (c) permit soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries. To-date, we have shipped approximately 125 of our devices to over 90 rehabilitation centers, distributors, and individual users for rehabilitation.

In our efforts to develop exoskeleton technology, we have established an extensive intellectual property portfolio that includes, in the United States alone and as of May 1, 2015, twelve patents that have been granted, eighteen patent applications that are currently pending (which means a complete patent application has been filed with the applicable patent authority and additional action is pending), and nine provisional patents (which means that we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application). All but three of the patents are either solely owned by us or exclusively licensed to us. Many of these patents have also been filed internationally as appropriate for their respective subject matter. Our patent portfolio includes product and method type claims, since the devices that we produce and the processes performed by those devices are patentable. Our patents encompass technologies relevant to our devices, including medical exoskeletons, commercial exoskeletons, actuators, and strength-enhancing exoskeletons. The earliest priority date reaches back to 2003, and new applications continue to be filed.

Our long-term goal is to have one million people stand and walk in an Ekso exoskeleton by February 2022. Our first step to achieving that goal was for us to focus on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States and Europe. We began that journey with the February 2012 sale of the Ekso, an exoskeleton for complete spinal cord injuries (“SCI”). We have since expanded that effort with the July 2013 launch of our Variable Assist software and the December 2013 release of our next generation Ekso hardware platform, Ekso GT. The Variable Assist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. The Ekso GT builds on the experience of the Ekso and incorporates the Variable Assist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and related neurological patients.

The Ekso GT is a wearable bionic suit that provides individuals with stroke, spinal cord injuries and other lower-extremity paralysis or weakness the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by the shifting of the user’s body to activate sensors in the device that initiate steps. Battery-powered motors drive the legs, replacing deficient neuromuscular function. First-time users can expect to walk with aid from the device the first time they put on the Ekso exoskeleton (after passing an assessment), while an experienced user can transfer to or from their wheelchair and don or remove the Ekso in less than five minutes.

Ekso Labs, our engineering services division focused on technology development and future applications. It is an exoskeleton laboratory that integrates emerging technologies into new product applications and expands on it for our partners. To date, the majority of our Ekso Labs revenue has been in the form of research grants from government organizations including United States Special Operations Command, the Defense Advanced Research Projects Agency and the National Science Foundation. These projects fund research and development on new exoskeleton systems, providing the Company with new intellectual property and exoskeleton designs that have the potential for commercialization.

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

As we continue to develop, commercialize and market our various exoskeleton technologies, we may seek to establish new strategic relationships with third parties.  Potential relationships may be in the form of technology or product development agreements, sales or distribution agreements, or license agreements.

Regulatory Plans

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the FDA, which administers the Federal Food, Drug and Cosmetic Act (FDCA).

The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

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

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued us an Untitled Letter which informed us in writing the agency’s belief that this new product classification applied to our Ekso GT device. We filed a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, and this submission is currently under review at the FDA. The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease from such activities. The Company believes that in situations where the class of a product has been elevated by FDA, manufacturers are normally granted enforcement discretion by FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall the products until we obtain clearance or approval, and we may be subject to any of the regulatory fines or penalties identified above.

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

For the three month period ended March 31, 2015, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments.”

Results of Operations

The following table presents our results of operations for the periods indicated and as a percentage of total revenue (in thousands):

	Three Months Ended March 31,
	2015		2014
	Actual	% of Revenue	Actual	% of Revenue
Revenue:
Medical devices	$985	58%	$527	50%
Engineering services	704	42%	535	50%
Total revenue	1,689	100%	1,062	100%

Cost of revenue:
Medical devices	798	47%	330	31%
Engineering services	488	29%	252	24%
Total cost of revenue	1,286	76%	582	55%

Gross profit	403	24%	480	45%

Operating expenses:
Sales and marketing	1,851	110%	1,531	144%
Research and development	983	58%	769	72%
General and administrative	1,662	98%	2,071	195%
Total operating expenses	4,496	266%	4,371	412%

Loss from operations	(4,093)	(242)%	(3,891)	(366)%

Other income (expense):
Interest expense	(3)		(427)	(40)%
Loss on warrant liability	-		(77,437)	(7292)%
Interest income	4		1
Other expense, net	(23)		(12)
Total other expense, net	(22)	(1)%	(77,875)	(7333)%

Net loss	$(4,115)	(244)%	$(81,766)	(7699)%

Revenue:

The following table presents our revenues (in thousands) for the periods indicated and associated percent change:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Revenue:
Medical devices	$985	$527	$458	87
Engineering services	704	535	169	32
Total revenue	$1,689	$1,062	$627	59

Medical device revenue increased $0.5 million, or approximately 87%, primarily due to the number of medical device sales being recognized to revenue more than doubling as compared to the same period in the prior year. Engineering services revenue increased by $0.2 million, or approximately 32%, primarily due to an overall increase in projects period over period.

Cost of Revenue:

The following table presents our cost of revenues (in thousands) for the periods indicated and associated percent change:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Cost of revenue:
Medical devices	$798	$330	$468	142
Engineering services	488	252	236	94
Total cost of revenue	$1,286	$582	$704	121

Medical device cost of revenue increased $0.5 million, or approximately 142%, due to the more than doubling of medical devices being amortized to revenue this year as compared to last year.

The increase in medical device cost of revenue exceeded the increase in associated revenue, and we recorded a drop in margins on medical devices, primarily due to increased levels of service expenses associated with enhancements we are making to our fleet in order to implement technological improvements we have developed since many of our units were placed into service.

Engineering services cost of revenue increased by $0.2 million, or approximately 94%, primarily due to an overall increase in projects period over period.

Operating Expenses:

The following table presents our operating expenses (in thousands) for the periods indicated and associated percent change:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Operating expenses:
Sales and marketing	$1,851	$1,531	$320	21
Research and development	983	769	214	28
General and administrative	1,662	2,071	(409)	(20)
Total operating expenses	$4,496	$4,371	$125	3

Sales and marketing expenses increased $0.3 million, or 21%, as compared to the three months ended March 31, 2014, due to general increases, the greatest of which is an increase of $0.1 million in compensation related costs.

Research and development expenses increased $0.2 million, or 28%, as compared to the three months ended March 31, 2014 primarily due to an increase of $0.1 million in compensation related expenses as a result of increases in headcount.

General and administrative expenses decreased $0.4 million, or 20%, as compared to the three months ended March 31, 2014. The decrease was primarily attributable to an overall $0.5 million decline in compensation costs, which included a $0.3 million reduction in recognized bonus expense year-over-year. This decrease was offset by a $0.2 million increase in professional services fees primarily related to public company requirements and investor relations expenses.

Other Income (Expense), Net:

The following table presents our other income (expense), net (in thousands) for the periods indicated and associated percent change:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Other income (expense):
Interest expense	$(3)	(427)	424	(99)
Loss on warrant liability	-	(77,437)	77,437	(100)
Interest income	4	1	3	300
Other expense, net	(23)	(12)	(11)	92
Total other expense, net	$(22)	(77,875)	77,853	(100)

Total other expense, net reflected a decrease of $77.9 million as compared to the three month period ended March 31, 2014 primarily due to a $77.4 million net change in non-cash charges relating to outstanding warrants. The $77.4 million of prior year warrant liability charges was attributable to warrants issued in the private placement offering in January and February 2014. Due to the price-based anti-dilution provision in the warrants, the Company was required to classify the warrants as a liability and to adjust their value to market at each measurement period. In November 2014, the holders of a majority of the warrants approved an amendment to remove the price-based anti-dilution provisions in the warrants. As a result, the warrants are no longer recorded as a liability effective November 2014 because they met the criteria for equity treatment. Interest expense decreased by $0.4 million this year as compared to last year due to the repayment of outstanding debt in January 2014.

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

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. We incurred net losses of $33.7 million for the year ended December 31, 2014 and $4.1 million for the three months ended March 31, 2015. In addition, our operating activities used $15.0 million for the year ended December 31, 2014 and $3.8 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the creation of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2015, we had an accumulated deficit of $75.9 million.

The Company’s cash as of March 31, 2015 was $21.1 million compared to $25.2 million at December 31, 2014. During the three months ended March 31, 2015, the Company used $3.8 million of cash in operations compared to $5.5 million for the three months ended March 31, 2014.

Based upon our current three-month average monthly net use of cash of $1.3 million and assuming increases in current revenue and gross profit, offset by modest incremental net use of cash for increased operating expenses and a potential increase in rental activity for our medical device business, the Company believes it has sufficient resources to meet its financial obligations into the second quarter of 2016.

Our actual capital requirements may vary significantly and will depend on many factors. For example, we plan to increase our investments (i) in our clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which we intend to raise through public or private equity offerings, debt financings, warrant solicitations or corporate collaborations within the next three to four quarters. When we need to raise additional capital, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	Three Months Ended
	March 31,
	2015	2014

Cash, beginning of period	$25,190	$805
Net cash used in operating activities	(3,828)	(5,459)
Net cash used in investing activities	(281)	(248)
Net cash provided by financing activities	52	19,478
Cash, end of period	$21,133	$14,576

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2015 was driven by our $4.1 million operating loss, offset by $0.5 million in non-cash charges related to depreciation and amortization, and stock compensation expense.

Net cash used in operations for the three months ended March 31, 2014 was driven by our $81.8 million operating loss, offset by $78.2 million in non-cash charges. Non-cash charges included $77.4 million that was attributable to warrants issued in the private placement offering in January and February 2014. Due to an anti-dilution provision in the warrants, the Company was required to classify the warrants as a liability and to adjust their value to market at the end of each reporting period.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014 was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations, loaners to current customers, and as rental units.

Net Cash Provided by Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2015 of $0.1 million was primarily from the exercise of common stock warrants and options.

The net cash provided by financing activities for the three months ended March 31, 2014 of $19.5 million included a net $22.0 million from the private placement offering in January and February, 2014. The proceeds from the 2014 private placement offering were in turn used to retire $2.5 million of outstanding debt.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Operating Lease	$814	$282	$532	$-	$-
Leasehold Improvement Loans	103	36	67	-	-
Capital lease	13	4	9	-	-
Total	$930	$322	$608	$-	$-

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, to provide reasonable assurance that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We previously reported a material weakness in internal control over financial reporting related to the timing of the implementation of certain policies, processes and procedures that we have put in place since the Merger, which was described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014. As of December 31, 2014, we considered the material weakness that resulted from the previously identified deficiencies in the aggregate to have been remediated. However, the policies, practices and procedures we have put in place since the Merger to remediate the identified deficiencies have not been operational for a sufficient period of time to enable us to properly test the effectiveness of the controls and determine them to be effective. As a result, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

During the three months ended March 31, 2015 we were not a party to legal proceedings that could have a material affect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

An investment in our securities involves a risk of loss. You should carefully consider the information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Risk Factors described in our 2014 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit Number	Description

10.32 †	Employment Agreement, dated March 19, 2015, between the Registrant and Thomas Looby (incorporated by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2015)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;

•	unaudited condensed consolidated statement of operations;

•	unaudited condensed consolidated statement of cash flows;

•	notes to unaudited condensed consolidated financial statements;

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: May 11, 2015	By:	/s/ Nathan Harding
Nathan Harding
Chief Executive Officer

Date: May 11, 2015	By:	/s/ Max Scheder-Bieschin
Max Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

