Form 10-Q
period 2015-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2015-08-12
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of registrant’s common stock outstanding as of August 3, 2015 was: 102,139,765

1

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash	$16,251	$25,190
Accounts receivable, net	2,394	1,549
Inventories, net	1,188	622
Prepaid expenses and other current assets	473	388
Deferred cost of revenue, current	1,876	1,551
Total current assets	22,182	29,300
Property and equipment, net	2,154	2,102
Deferred cost of revenue, non-current	2,515	2,017
Other assets	55	55
Total assets	$26,906	$33,474

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable, current	$43	$41
Accounts payable	2,306	783
Accrued liabilities	1,976	2,378
Deferred revenues, current	4,032	3,412
Total current liabilities	8,357	6,614
Deferred revenues, non-current	4,492	3,895
Notes payable, non-current	53	77
Deferred rent	69	88
Total liabilities	12,971	10,674
Commitments and contingencies (Note 12)
Stockholders' equity:
Convertible Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2015 and December 31, 2014; none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2015 and December 31, 2014; 102,123,767 and 101,621,358, shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	102	102
Additional paid-in capital	95,394	94,499
Accumulated deficit	(81,561)	(71,801)
Total stockholders' equity	13,935	22,800
Total liabilities and stockholders' equity	$26,906	$33,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

 Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue

Medical devices	$1,048	$690	$2,033	$1,217
Engineering services	1,066	507	1,770	1,042
Total revenue	2,114	1,197	3,803	2,259
Cost of revenue
Cost of medical devices	970	502	1,768	832
Cost of engineering services	642	650	1,130	902
Total cost of revenue	1,612	1,152	2,898	1,734

Gross profit	502	45	905	525

Operating expenses
Sales and marketing	2,523	1,849	4,374	3,380
Research and development	1,742	699	2,725	1,468
General and administrative	1,872	1,809	3,534	3,880
Total operating expenses	6,137	4,357	10,633	8,728
Loss from operations	(5,635)	(4,312)	(9,728)	(8,203)
Other income (expense)
Interest expense	(3)	(3)	(6)	(430)
Gain (loss) on warrant liability	-	60,458	-	(16,979)
Interest income	3	2	7	3
Other expense, net	(10)	(17)	(33)	(29)
Total other income (expense), net	(10)	60,440	(32)	(17,435)
Net income (loss)	$(5,645)	$56,128	$(9,760)	$(25,638)
Basic net income (loss) per share	$(0.06)	$0.72	$(0.10)	$(0.35)
Weighted-average shares used in computing basic per share amounts	102,094,158	78,497,558	101,944,359	72,688,073
Diluted net income (loss) per share	$(0.06)	$(0.05)	$(0.10)	$(0.35)
Weighted-average shares used in computing diluted per share amounts	102,094,158	94,772,411	101,944,359	72,688,073

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2015	2014

Operating activities:
Net loss	$(9,760)	$(25,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	333
Inventory allowance expense	—	21
Amortization of deferred rent	(19)	(18)
Amortization of debt discounts	—	198
Stock-based compensation expense	791	693
Loss on increase in fair value of warrant liability	—	16,979
Changes in operating assets and liabilities:
Accounts receivable	(845)	(944)
Inventories	(478)	(573)
Prepaid expense and other assets	(85)	(47)
Deferred cost of revenue	(823)	(917)
Accounts payable	1,523	(272)
Accrued liabilities	(402)	(166)
Deferred revenues	1,217	1,746
Net cash used in operating activities	(8,462)	(8,605)
Investing activities:
Acquisition of property and equipment, net	(559)	(675)
Net cash used in investing activities	(559)	(675)
Financing activities:
Principal payments on notes payable	(22)	(2,544)

Proceeds from exercise of stock options	56	23
Proceeds from exercise of common stock warrants	48	—

Proceeds from issuance of common stock, net of issuance costs	—	21,961
Net cash provided by financing activities	82	19,440

Net increase (decrease) in cash	(8,939)	10,160
Cash at beginning of the period	25,190	805
Cash at end of the period	$16,251	$10,965

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Organization

Description of Business and Liquidity

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. named Ekso Acquisition Corp, merged with and into Ekso Bionics, Inc. (the “Merger”). Ekso Bionics, Inc. was the surviving corporation and became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. As a result of this transaction, Ekso Bionics Holdings, Inc. discontinued its pre-merger operations, acquired the business of Ekso Bionics, Inc. and continues the operations of Ekso Bionics, Inc. as a publicly traded company. See Note 3, The Merger, Offering and Other Related Transactions. Ekso Bionics, Inc. was incorporated in January 2005 in the State of Delaware. We are currently headquartered in Richmond, California.

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

We are a leading developer and manufacturer of human bionic exoskeletons. We were founded after the Robotics and Human Engineering Laboratory at the University of California, Berkeley had a breakthrough in demonstrating human exoskeletons that are more energy efficient than previously thought possible.

We are pioneering the field of human exoskeletons to augment human strength, endurance and mobility. We design, develop and sell wearable robots, or “human exoskeletons,” that have applications in healthcare, industrial, military, and consumer markets. Our exoskeleton systems are strapped over the user’s clothing, enabling individuals with neurological conditions affecting gait (e.g., stroke or spinal cord injury) to walk again, permitting soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries, and allowing industrial workers to increase productivity and quality of work, for extended periods.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Liquidity

Largely as a result of significant research and development activities related to the creation of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. The Company has also recorded significant non-cash losses associated with revaluation of certain securities, which have also contributed significantly to our accumulated deficits. As of June 30, 2015, we had an accumulated deficit of $81,561.

The Company’s cash as of June 30, 2015, was $16,251 compared to $25,190 at December 31, 2014. During the six months ended June 30, 2015, the Company used $8,462 of cash in operations compared to $8,605 for the six months ended June 30, 2014.

Based upon our current six-month average monthly net use of cash of approximately $1,500 and assuming increases in current revenue and gross profit, offset by incremental net use of cash for increased sales and marketing and research and development, and a potential increase in rental activity for our medical device business, the Company believes it has sufficient resources to meet its financial obligations into the second quarter of 2016.

Our actual capital requirements may vary significantly and will depend on many factors. For example, we plan to continue to increase our investments (i) in our clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which we intend to raise through corporate collaborations, public or private equity offerings, debt financings or warrant solicitations within the next two to four quarters. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. When we need additional financing, there can be no assurance that it will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date but does not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at June 30, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: revenue recognition, deferred revenue and the deferral of the associated costs, useful lives assigned to long-lived assets, realizability of deferred tax assets, the valuation of options and warrants, and contingencies. Actual results could differ from those estimates.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of June 30, 2015 and December 31, 2014. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of June 30, 2015, we had two customers with accounts receivable balances totaling 10% or more of our total accounts receivable (26% and 10%), compared with two customers as of December 31, 2014 (22% and 11%).

In the three months ended June 30, 2015, we had one customer with sales comprising of 10% or more of our total customer sales (32%), compared with two customers in the three months ended June 30, 2014 (15% and 12%). In the six months ended June 30, 2015, we had two customers with sales comprising of 10% or more of our total customer sales (27%, and 11%), compared with one customer in the six months ended June 30, 2014 (17%).

Common Stock Warrants

We accounted for the common stock warrants issued in connection with our Merger and related private placement offering (see Note 3, The Merger, Offering and Other Related Transactions) in accordance with the guidance in Accounting Standards Codification (“ASC”) 815-40. Under ASC 815-40, the warrants did not meet the criteria for equity treatment and were recorded as a liability. The warrants initially had an anti-dilution clause that allowed for a decrease in the exercise price of the warrants if the Company issued additional shares of common stock without consideration or for consideration per share less than the exercise price of such warrants. Accordingly, we classified the warrant instruments as liabilities at their fair value at the date of issuance and re-measured the warrants at each balance sheet date. Changes in the fair value were recognized as a gain (loss) on warrant liability in our Condensed Consolidated Statement of Operations. These warrants were amended in November 2014 to remove the price-based anti-dilution provision, among other things. Accordingly, the warrants are no longer recorded as a liability.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-11 Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory is to be measured at the lower of cost and net realizable value (“NRV”). NRV is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods therein. Early adoption is permitted. Management is in the process of assessing the impact of ASU 2015-11 on the Company’s consolidated financial statements.

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

On January 15, 2014, Holdings and a newly formed wholly-owned subsidiary of Holdings, Ekso Acquisition Corp, (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ekso Bionics. Under the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, with Ekso Bionics remaining as the surviving corporation and with the stockholders of Ekso Bionics exchanging all of their common stock, convertible preferred stock (“preferred stock”) and warrants to purchase preferred stock issued and outstanding immediately prior to the closing of the Merger into an aggregate of 42,615,556 shares of Holdings’ common stock and warrants to purchase 621,361 shares of common stock. In addition, options to purchase 4,989,111 shares of common stock of Ekso Bionics were converted into options to purchase 7,602,408 shares of common stock of Holdings. These shares are in addition to 5,280,368 outstanding shares of Holdings common stock held by certain pre-Merger stockholders of Holdings, consisting of 4,500,600 shares held by such stockholders prior to the Merger and an additional 779,768 shares issued to such stockholders pursuant to a provision in the Merger Agreement requiring us to issue a number of shares of common stock such that the aggregate ownership of the pre-Merger stockholders (not including any shares of common stock purchased by them in the private placement offering described below) was approximately 6.8% of the outstanding common stock of the Company following the Merger and private placement offering.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, Holdings transferred all of its pre-Merger operating assets and liabilities to a newly formed wholly-owned special-purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to two individuals who were the pre-Merger majority stockholders of Holdings and Holdings’ former officers and sole director (the “Split-Off”), in consideration of and in exchange for (a) the surrender and cancellation of all shares of Holdings’ common stock held by such individuals (which were cancelled and resumed the status of authorized but unissued shares of our common stock) and (b) certain representations, covenants and indemnities.

Accounting for Reverse Merger

Ekso Bionics, as the accounting acquirer, recorded the Merger as the issuance of stock for the net monetary assets of Holdings accompanied by a recapitalization. This accounting was identical to that resulting from a reverse merger, except that no goodwill or intangible assets were recorded. In filings with the SEC subsequent to the Merger, including this filing, the historical financial statements of Holdings before the Merger have been replaced with the historical financial statements of Ekso Bionics before the Merger. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Retroactive Conversion of all Share and Per Share Amounts

In accordance with reverse merger accounting guidance, amounts for Ekso Bionics’ historical (pre-merger) common stock, preferred stock and warrants and options to purchase common stock, including share and per share amounts, have been retroactively adjusted using their respective exchange ratios in these financial statements unless otherwise disclosed. The conversion ratios were 1.5238, 1.6290, 1.9548 and 1.9548 for one with respect to shares of Ekso Bionic’s common stock, Series A preferred stock, Series A-2 preferred stock and Series B preferred stock, respectively.

Repayment of 2013 Bridge Note

In November 2013, in anticipation of the Merger and related private placement offering, Ekso Bionics completed a private placement to accredited investors of $5,000 of its senior subordinated secured convertible notes (“2013 Bridge Notes”). Upon the closing of the Merger and the private placement offering described below, the $5,000 in outstanding principal and $83 of accrued interest of the 2013 Bridge Notes automatically converted into 5,000,000 Units (as defined below), and investors in the 2013 Bridge Notes received warrants to purchase 2,500,000 shares of common stock at an exercise price of $1.00 per share for a term of three years (“Bridge Warrants”). The Bridge Warrants had weighted average anti-dilution protection, subject to customary exceptions.

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company held a closing of a private placement offering (“PPO”) in which it sold 20,580,000 units (“Units”) at a purchase price of $1.00 per Unit, with each Unit consisting of one share of common stock plus a warrant to purchase an additional share of common stock of the Company at $2.00 per share with a five year term (“PPO Warrants”). Included in the initial Unit sales were 5,000,000 Units that were issued upon conversion of the 2013 Bridge Notes mentioned above. Between January 29, 2014 and February 6, 2014, the Company issued an additional 9,720,000 Units in subsequent closings of the PPO. As a result of issuing a total of 30,300,000 Units, (a) the Company received gross proceeds of $25,300, (b) $5,083 of debt and accrued interest attributable to the 2013 Bridge Notes was settled with the issuance of 5,000,000 Units, (c) $2,553 of our Senior Note Payable (as defined below) was paid in full, and (d) we incurred offering costs of $3,338.

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

In connection with the conversion of the 2013 Bridge Notes and the PPO, the placement agent for the PPO and its sub-agents were paid an aggregate commission of $3,030 and were issued warrants to purchase an aggregate of 3,030,000 shares of common stock with a term of five years and an exercise price of $1.00 per share (“Agent Warrants”). The Agent Warrants had weighted average anti-dilution protection, subject to customary exceptions.

Offer to Amend and Exercise

In November 2014, the Company consummated an offer to amend and exercise its PPO Warrants at a temporarily reduced exercise price (“Offer to Amend and Exercise”). Pursuant to the Offer to Amend and Exercise, an aggregate of 22,755,500 PPO Warrants were exercised by their holders and were also amended to reduce the exercise price from $2.00 to $1.00 per share of common stock, and to restrict the ability of the holder of shares issuable upon exercise of the amended warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of 50 days after the expiration date of the Offer to Amend and Exercise.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

In connection with the Offer to Amend and Exercise, the holders of a majority of the then outstanding PPO Warrants, Bridge Warrants, and Agent Warrants approved an amendment to remove the price-based anti-dilution provisions in those warrants (see Note 9, Warrants).

2014 Equity Incentive Plan

Before the Merger, the Board of Directors adopted, and the stockholders approved, the 2014 Equity Incentive Plan (“2014 Plan”), which provides for the issuance of incentive awards constituting up to 14,410,000 shares of common stock to officers, key employees, consultants and directors. In connection with the Merger, options to purchase Ekso Bionics common stock outstanding immediately prior to the Merger were converted into options to purchase an aggregate of 7,602,408 shares of Holdings issued under the 2014 Plan.

On the closing of the Merger, the Board granted to officers and directors options to purchase an aggregate of 2,300,000 shares of common stock under the 2014 Plan.

Subsequent to the Merger, on June 10, 2015, the Board submitted to the stockholders and the stockholders approved and ratified an amendment of the 2014 Plan to increase the maximum number of shares of common stock that may be issued under the 2014 Plan by 11,590,000 shares to 26,000,000 shares. As of June 30, 2015, there were 11,767,633 shares available for future awards.

4. Deferred Revenues

In connection with our medical device sales and research services, we often receive cash payments before our earnings process is complete. In these instances, we record the payments as customer deposits until a device is shipped to the customer, or as customer advances in the case of research services until the earnings process is achieved.

Revenue from our Ekso medical device sales is deferred and recognized over the maintenance period. Accordingly, at the time of shipment to the customer the amount billed is recorded as deferred revenue. Also, at the time of shipment, the related inventory is reclassified to deferred cost of revenue where it is amortized to cost of revenue over the same period as the related revenue.

Deferred revenues and deferred cost of revenues consist of the following:

	June 30,	December 31,
	2015	2014
Customer deposits and advances	$353	$105
Deferred Ekso medical device revenues	6,048	5,327
Deferred service and leasing revenues	2,123	1,875
Customer advances and deferred revenues	8,524	7,307
Less current portion	(4,032)	(3,412)
Customer advances and deferred revenues, non-current	$4,492	$3,895
Deferred Ekso medical device costs	$4,391	$3,568
Less current portion	(1,876)	(1,551)
Deferred cost of revenue, non-current	$2,515	$2,017

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Salaries, benefits and related expenses	$1,516	$1,847
Professional fees	273	184
Warranty expense	91	126
Taxes	42	46
Royalties	-	50
Travel	48	76
All other	6	49
Total	$1,976	$2,378

6. Notes Payable

In 2012, the Company entered into a note agreement in connection with its lease agreement for our Richmond, California facility. The note, for an aggregate principal of $200, with an interest rate of 7%, minimum monthly payments of $4, and a May 31, 2017, maturity, was used to fund leasehold improvements. In addition, the Company has a long-term capital lease obligation of $11 (see Note 7, Operating and Capital Leases).

Future obligations under these debt instruments as of June 30, 2015 are as follows:

	Leasehold
	Improvement	Capital
	Note	Lease	Total
2015 (remainder)	$24	$3	$27
2016	48	5	53
2017	19	4	23
Total minimum payments	91	12	103
Less: interest	(6)	(1)	(7)
Present value minimum payments	85	11	96
Less: current portion	(43)	-	(43)
Long-term portion of notes payable	$42	$11	$53

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

7. Operating and Capital Leases

On November 29, 2011, the Company entered into an operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The lease term commenced in March 2012 and expires in May 2017. The lease provides the Company with one option to renew for five additional years. The Company also leases nominal office equipment.

Future minimum operating lease payments are as follows as of June 30, 2015:

2015 (remainder of year)	$188
2016	375
2017	157
Total	$720

The Company also has a capital lease for the purchase of machinery and equipment with a balance of $11 and $13 as of June 30, 2015, and December 31, 2014, respectively, which is classified as a component of Notes payable, non-current (see Note 6, Notes Payable).

Rent expense under the Company’s operating leases was $86 and $86 for the three month periods ended June 30, 2015, and 2014, respectively and was $172 and $171 for the six month period ended June 30, 2015, and 2014, respectively.

8. Capitalization and Equity Structure

The Company’s authorized capital stock at June 30, 2015, consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At June 30, 2015, 102,123,767 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

9. Warrants

As discussed in Note 3, The Merger, Offering and Other Related Transactions, the Company issued during the Merger and PPO, warrants to purchase a total of 36,055,000 shares of common stock of which 30,300,000 were at an exercise price of $2.00 per share, and the balance at $1.00 per share. These warrants contained “weighted average” anti-dilution protection in the event that we issued common stock or securities convertible into or exercisable for shares of common stock at a price lower than the subject warrant’s exercise price, subject to certain customary exceptions, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, mergers, etc.

Due to the market price of the Company’s common stock price exceeding the exercise price of the then outstanding warrants, the Company recorded a non-cash charge of $77,437 during the period ended March 31, 2014. As the market price of our common stock declined during the three months ended June 30, 2014, but still exceeded the exercise price of outstanding warrants, the Company recorded a non-cash benefit of $60,458 for the period.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The factors utilized in re-valuing the warrants were as follows as of June 30, 2014:

Dividend yield	–
Risk-free interest rate	0.69% - 1.45%
Share price at final valuation	1.47
Expected term (in years)	2.55- 4.55
Volatility	70-75%
Periodic rate	0.18% - 0.66%
Periods in the model	10

These warrants were amended in November 2014 to remove the price-based anti-dilution provision, among other things. Accordingly, the warrants are no longer recorded as a liability.

Warrant activity for the six month period ended June 30, 2015 is as follows:

	Balance	Exercise	Term		Balance
Name	December 31, 2014	Price	(Years)	Exercised	June 30, 2015
Placement agent warrants	3,030,000	$1.00	5	(48,700)	2,981,300
Bridge warrants	2,600,000	$1.00	3		2,600,000
PPO warrants	7,544,500	$2.00	5		7,544,500
Pre-Merger/PPO warrants	621,361	$1.38	various		621,361
Total	13,795,861			(48,700)	13,747,161

10. Stock-based Compensation Plans and Awards

In January 2014, and prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Plan that allowed for the issuance of 14,410,000 shares of common stock. Options previously issued under the Ekso Bionics 2007 Equity Incentive Plan were converted into options to purchase an aggregate of 7,602,408 shares of the Company’s common stock under the 2014 Plan. On June 10, 2015, the 2014 Plan was amended and restated by the stockholders to increase the maximum number of shares by 11,590,000 shares to an aggregate of 26,00,000 shares of common stock available for issuance under the 2014 Plan. As of June 30, 2015, there were 11,767,633 shares available for future awards.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Board of Directors may grant stock options under the 2014 Plan at a price of not less than 100% of the fair market value of our common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of our classes of stock, are granted at an exercise price of not less than 110% of the fair market value of our common stock. The maximum term of incentive stock options granted to employees who, on the date of grant, own stock possessing more than 10% of the voting power of all our classes of stock, may not exceed five years. The maximum term of an incentive stock option granted to any other participant may not exceed ten years. Subject to the limitations discussed above, the Board of Directors determines the term and exercise or purchase price of other awards granted under the 2014 Plan. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2014 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. We may from time to time grant options to purchase common stock to non-employees for advisory and consulting services. Pursuant to ASC 505-50, Equity-Based Payments to Non-Employees, we periodically re-measure the fair value of these stock options using the Black-Scholes option pricing model and recognize expense ratably over the vesting period of each stock option award. Upon exercise of an option, it is the Company’s policy to issue new shares of common stock.

The following table summarizes information about the Company’s stock options outstanding at June 30, 2015, and activity during the six-month period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2014	10,791,081	$0.79
Options granted	3,184,000	$1.40
Options exercised	(697,356)	$0.55
Options forfeited	(40,507)	$0.57
Options cancelled	(10,126)	$1.74
Balance as of June 30, 2015	13,227,092	$0.96	7.86	$4,197
Vested and expected to vest at June 30, 2015	12,118,042	$0.92	7.71	$4,131
Exercisable as of June 30, 2015	5,970,959	$0.60	6.23	$3,451

Of the 697,356 shares exercised, 535,404 were on a cashless basis for which the Company did not receive any proceeds, but instead withheld 243,647 shares from the option holders exercising such award to cover the exercise amount.

As of June 30, 2015, total unrecognized compensation cost related to unvested stock options was $5,386. This amount is expected to be recognized as stock-based compensation expense in the Company’s Condensed Consolidated Statements of Operations over the remaining weighted average vesting period of 3.09 years.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Dividend yield	—	—	—	—
Risk-free interest rate	1.44% - 2.34%	1.90% - 2.61%	1.41% - 2.34%	1.74% - 2.67%
Expected term (in years)	6-10	6-8	6-10	6-10
Volatility	73% - 74%	66%	73% - 74%	66%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the Condensed Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales and marketing	$161	$150	$292	$251
Research and development	108	21	162	90
General and administrative	174	155	337	352
	$443	$326	$791	$693

11. Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended June 30, 2015, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

12. Commitments and Contingencies

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

Material Contracts

The Company enters into various license, research collaboration and development agreements which provide for payments to the Company for government grants, fees, cost reimbursements typically with a markup, technology transfer and license fees, and royalty payments on sales.

The Company has two license agreements to maintain exclusive rights to patents. The Company is also required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, the Company will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The license agreements also stipulate minimum annual royalties, starting in 2015 and for future years, of $50 per year.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

U.S. Food and Drug Administration Clearance

The Company’s Ekso GT robotic exoskeleton has been marketed in the United States as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012. On June 26, 2014, the U.S. Food and Drug Administration (“FDA”) announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the reclassified Powered Exoskeleton and informed us in writing of the agency’s belief that this new product classification applied to the Ekso GT device. This new product classification was designated as being Class II, which requires the clearance of a 510(k) notice. Consequently, the FDA requested that we file a 510(k) notice to obtain this clearance. Per the FDA’s request, we filed our 510(k) notice on December 24, 2014, and this submission is currently under review by the FDA. The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease such activities. The Company believes that in situations where the class of a product has been elevated by the FDA, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) notice is cleared. From the time of our submission to the date of this report, the FDA has not indicated or notified the Company that it disagrees with this decision. If the FDA disagrees with our decision, we may be required to cease marketing or to recall the products until we obtain clearance or approval, and we may be subject to regulatory fines or penalties.

13. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)
Basic	$(5,645)	$56,128	$(9,760)	$(25,638)
Adjustment for change in fair value of warrant liability	-	(60,458)	-	-
Diluted	$(5,645)	$(4,330)	$(9,760)	$(25,638)

Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net income (loss) per share
Basic	102,094,158	78,497,558	101,944,359	72,688,073
Dilutive effect of warrants	-	9,593,643	-	-
Dilutive effect of stock options	-	6,681,210	-	-
Diluted	102,094,158	94,772,411	101,944,359	72,688,073
Net income (loss) per share, basic	(0.06)	$0.72	(0.10)	(0.35)
Net loss per share, diluted	(0.06)	$(0.05)	(0.10)	(0.35)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	13,227,092	-	13,227,092	7,073,652
Warrants to purchase common stock	13,747,161	-	13,747,161	14,546,085
Total common stock equivalents	26,974,253	-	26,974,253	21,619,737

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

14. Segment Disclosures

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

Segment reporting information is as follows:

	Engineering	Medical
	Services	Devices	Total
Three months ended June 30, 2015
Revenue	$1,066	$1,048	$2,114
Cost of revenue	642	970	1,612
Gross profit	$424	$78	$502

Three months ended June 30, 2014
Revenue	$507	$690	$1,197
Cost of revenue	650	502	1,152
Gross profit (loss)	$(143)	$188	$45

Six months ended June 30, 2015
Revenue	$1,770	$2,033	$3,803
Cost of revenue	1,130	1,768	2,898
Gross profit	$640	$265	$905

Six months ended June 30, 2014
Revenue	$1,042	$1,217	$2,259
Cost of revenue	902	832	1,734
Gross profit	$140	$385	$525

Geographic information for revenue based on location of customer is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

North America	$1,622	$941	$2,894	$1,831
Europe, Middle East, Asia	492	256	909	428
	$2,114	$1,197	$3,803	$2,259

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and on our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, could cause our future results to differ materially from those expressed in the forward-looking information:

•	the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related impacts on our profitability and cash position;
•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to obtain or maintain regulatory approval to market the Company’s medical devices;
•	our ability to achieve broad customer adoption of our products and services;
•	existing or increased competition;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	our ability to obtain or maintain patent protection for the Company’s intellectual property;
•	the scope, validity and enforceability of our and third party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our customers’ ability to get third party reimbursement for our products and services associated with them;
•	our failure to implement our business plan or strategies;
•	our ability to retain or attract key employees;
•	our ability to obtain adequate financing to fund operations and to develop or enhance our technology;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting; and
•	overall economic and market conditions.

Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements and information included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or that our objectives and plans will be achieved. Such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

The Company designs, develops and sells wearable bionic devices or “human exoskeletons” that have applications in healthcare, industrial, military, and consumer markets. Our exoskeletons systems are strapped over the user’s clothing and augment human strength, endurance and mobility. These robotic or mechanical systems serve multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We or our partners have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (e.g., stroke or spinal cord injury) to rehabilitate and to walk again; (b) allow industrial workers to perform heavy duty work for extended periods; and (c) permit soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries. To-date, we have shipped approximately 145 of our devices to over 100 rehabilitation centers, distributors, and individual users for rehabilitation.

In our efforts to develop exoskeleton technology, we have established an extensive intellectual property portfolio that includes, in the United States alone and as of July 1, 2015, 12 patents that have been granted, 21 patent applications that are currently pending (meaning a complete patent application has been filed with the applicable patent authority and additional action is pending), and nine provisional patent applications that have been filed (meaning we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application). All but three of the patents and pending patent applications are either solely owned by us or exclusively licensed to us. Many of these patents have also been filed internationally as appropriate for their respective subject matter. Our patent portfolio includes product and method type claims, since the devices that we produce and the processes performed by those devices are patentable. Our patents encompass technologies relevant to our devices, including medical exoskeletons, commercial exoskeletons, actuators, and strength-enhancing exoskeletons. The earliest priority date reaches back to 2003, and new applications continue to be filed.

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

Most recently, we further upgraded our technology with the announcement in June 2015 of SmartAssist and the ability of the Ekso GT to integrate functional electrical stimulation (“FES”).  Our SmartAssist software is the next generation software after Variable Assist, both improving on its core functionality and adding new features. The SmartAssist software allows therapists to utilize Ekso GT across a broader continuum of care so that patients can use the device earlier for the pre ambulatory exercises and later during therapy to assist only as needed for each leg. The addition to the Ekso GT of FES integration offers the potential to combine the benefits of these two leading technologies into a single product offering.

Ekso Labs, our engineering services division, is focused on technology development and future applications. It is an exoskeleton laboratory that integrates emerging technologies into new product applications and expands on it for our partners. To date, the majority of our Ekso Labs revenue has been in the form of research grants from government organizations including United States Special Operations Command, the Defense Advanced Research Projects Agency, the National Institute of Health and the National Science Foundation. These projects fund research and development on new exoskeleton systems, providing the Company with new intellectual property and exoskeleton designs that have the potential for commercialization.

In addition to furthering exoskeleton technology for our current medical applications, Ekso Labs’ research and development work may have potential use in future, able-bodied models of the Ekso human exoskeleton. Many of the research projects funded by grants are focused on researching future medical applications and capabilities not yet ready for commercial development. Other projects, often funded by commercial partners or the U.S. military, focus on able-bodied human exoskeleton applications. One such development project was the Human Universal Load Carrier (“HULC”), a robotic exoskeleton designed for Lockheed Martin Corporation, with potential military applications to augment strength and endurance, allowing users to carry up to 200 pounds over long distances and rough terrain.

Most recently, industrial models that we are developing are intended to increase an individual’s workload, endurance and productivity. Specifically, we recently announced one initiative in this area with our intention to commercialize a passive, unpowered exoskeleton that allows industrial workers to increase productivity and quality of work and potentially helps industrial employers to reduce workmen’s compensation issues and lower their insurance costs.  We are currently assessing interest of potential customers, including major North American and European construction companies, major tool manufacturers, and have prototypes being tested in the field.

As we continue to develop, commercialize and market our various exoskeleton technologies, we may seek to establish new strategic relationships with third parties.  Potential relationships may be in the form of technology or product development agreements, sales or distribution agreements, or license agreements.

Regulatory Plans

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the U.S. Food and Drug Administration (“FDA”), which administers the federal Food, Drug and Cosmetic Act.

The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation (“QSR”). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

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

While we believe that the Company’s Ekso GT robotic exoskeleton has been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012, on June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the reclassified Powered Exoskeleton. This new product classification was designated as being Class II, which requires the clearance of a 510(k) notice.

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued us an Untitled Letter which informed us in writing of the agency’s belief that this new product classification applied to our Ekso GT device. We filed a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, and this submission is currently under review by the FDA. The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease from such activities. The Company believes that in situations where the class of a product has been elevated by the FDA, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) notice is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall our products until we obtain clearance or approval, and we may be subject to regulatory fines or penalties.

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

For the six month period ended June 30, 2015, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments.”

Results of Operations

The following table present our results of operations for the periods indicated (in thousands):

	Three months ended June 30,
	2015	2014	Change	% Change
Revenue:
Medical devices	$1,048	$690	358	52%
Engineering services	1,066	507	559	110%
Total revenue	2,114	1,197	917	77%

Cost of revenue:
Cost of medical devices	970	502	468	93%
Cost of engineering services	642	650	(8)	(1%)
Total cost of revenue	1,612	1,152	460	40%

Gross profit	502	45	457	1016%

Operating expenses:
Sales and marketing	2,523	1,849	674	36%
Research and development	1,742	699	1,043	149%
General and administrative	1,872	1,809	63	3%
Total operating expenses	6,137	4,357	1,780	41%

Loss from operations	(5,635)	(4,312)	(1,323)	(31%)

Other income (expense):
Interest expense	(3)	(3)	-	0%
Gain (loss) on warrant liability	-	60,458	(60,458)	(100%)
Interest income	3	2	1	50%
Other expense, net	(10)	(17)	7	(41%)
Total other income (expense), net	(10)	60,440	(60,450)	(100%)

Net income ( loss)	$(5,645)	$56,128	(61,773)	(110%)

The following table present our results of operations for the periods indicated (in thousands):

	Six months ended June 30,
	2015	2014	Change	% Change
Revenue:
Medical devices	$2,033	$1,217	816	67%
Engineering services	1,770	1,042	728	70%
Total revenue	3,803	2,259	1,544	68%

Cost of revenue:
Cost of medical devices	1,768	832	936	113%
Cost of engineering services	1,130	902	228	25%
Total cost of revenue	2,898	1,734	1,164	67%

Gross profit	905	525	380	72%

Operating expenses:
Sales and marketing	4,374	3,380	994	29%
Research and development	2,725	1,468	1,257	86%
General and administrative	3,534	3,880	(346)	(9%)
Total operating expenses	10,633	8,728	1,905	22%

Loss from operations	(9,728)	(8,203)	(1,525)	(19%)

Other income (expense):
Interest expense	(6)	(430)	424	99%
Loss on warrant liability	-	(16,979)	16,979	100%
Interest income	7	3	4	133%
Other expense, net	(33)	(29)	(4)	(14%)
Total other expense, net	(32)	(17,435)	17,403	100%

Net loss	$(9,760)	$(25,638)	15,878	62%

Revenue:

For the three months ended June 30, 2015

Medical device revenue increased $0.4 million, or 52%, as compared to the three months ended June 30, 2014, primarily due to the near doubling of the number of medical device sales being recognized to revenue during the three months ended June 30, 2015, as compared to the same period in the prior year. Engineering services revenue increased by $0.6 million, or 110%, as compared to the three months ended June 30, 2014, primarily due to an overall increase in Ekso Labs projects period over period.

For the six months ended June 30, 2015

Medical device revenue increased $0.8 million, or 67%, as compared to the six months ended June 30, 2014, primarily due to the more than doubling of the number of medical device sales being recognized to revenue during the six months ended June 30, 2015, as compared to the same period in the prior year. Engineering services revenue increased by $0.7 million, or 70%, as compared to the six months ended June 30, 2014, primarily due to an overall increase in Ekso Labs projects period over period.

Gross Profit:

For the three months and six months ended June 30, 2015

Our gross profit for the three and six months ended June 30, 2015, increased over the prior year’s period by $457,000 and $380,000, respectively, and overall gross margins increased by 20 percentage points for the three months and were relatively flat for the six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, respectively.

The increase in medical device cost of revenue as compared to the three and six months ended June 30, 2015 exceeded the increase in associated revenue during the same periods, resulting in lower margins on medical devices, primarily due to increased levels of service expenses, which we recognize on an as-incurred basis. This increase in service expenses is a result of enhancements we are making to our fleet in order to implement numerous technological improvements we have developed subsequent to many of our units being placed into service. The Company expects this level of increased cost associated with enhancing our fleet to continue for the next quarter or two.

The drop in gross profit and margins for our medical devices was more than offset by improvements in gross profit and margins for our engineering services business during the three and six months ended June 30, 2015. The improvement in this segment was driven primarily by a better balance of higher margin projects compared to the prior year.

Operating Expenses:

For the three months ended June 30, 2015

Sales and marketing expenses increased $0.7 million, or 36%, as compared to the three months ended June 30, 2014, due to an increase in sales and marketing personnel and related resources, the greatest of which is an increase of $0.2 million in compensation related costs.

Research and development expenses increased $1.0 million, or 149%, as compared to the three months ended June 30, 2014, primarily due to an increase of $0.4 million in compensation related expenses as a result of increases in headcount and $0.2 million in development of our industrial business.

General and administrative expenses increased $0.1 million, or 3%, as compared to the three months ended June 30, 2014. The increase was primarily attributable to an increase in professional services fees primarily related to public company requirements and investor relations expenses.

For the six months ended June 30, 2015

Sales and marketing expenses increased $1.0 million, or 29%, as compared to the six months ended June 30, 2014, due to an increase in sales and marketing personnel and related resources, the greatest of which is an increase of $0.4 million in compensation related costs.

Research and development expenses increased $1.3 million, or 86%, as compared to the six months ended June 30, 2014, primarily due to an increase of $0.5 million in compensation related expenses as a result of increases in headcount and $0.3 million in expenses related to the development of our industrial business.

General and administrative expenses decreased $0.3 million, or 9%, as compared to the six months ended June 30, 2014. The decrease was primarily attributable to an overall $0.5 million decline in compensation costs. This decrease was offset by a $0.2 million increase in professional services fees primarily related to public company requirements and investor relations expenses.

Other Income (Expense), Net:

For the three months ended June 30, 2015

Total other income (expenses), net decreased $60.5 million, or 100%, as compared to the three months ended June 30, 2014. The decrease of $60.5 million was primarily attributable to a non-cash benefit in the 2014 period relating to outstanding warrants, with no comparable amount in the 2015 period. The 2014 benefit of $60.5 million was attributable to warrants issued in the private placement offering in first quarter of 2014, the value of which declined from March 31, 2014 to June 30, 2014. Due to the price-based anti-dilution provision in the warrants, the Company was required to classify the warrants as a liability and to adjust their fair value to market at each measurement period. In November 2014, the holders of a majority of the warrants approved an amendment to remove the price-based anti-dilution provisions in the warrants. As a result, the warrants are no longer recorded as a liability effective November 2014 because they met the criteria for equity treatment.

For the six months ended June 30, 2015

Total other expense, net for the six months ended June 30, 2015, reflected a decrease of $17.4 million as compared to the six months period ended June 30, 2014, primarily due to a $17.0 million non-cash charges in the 2014 period relating to outstanding warrants, with no comparable amount in the 2015 period. The $17.0 million of prior year warrant liability charges was attributable to warrants issued in the private placement offering in the first quarter of 2014. Interest expense decreased by $0.4 million during the six months ended June 30, 2015, as compared to the prior year periods due to the repayment of outstanding debt in January 2014.

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

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. We incurred net losses of $33.7 million for the year ended December 31, 2014, and $9.8 million for the six months ended June 30, 2015. In addition, our operating activities used $15.0 million for the year ended December 31, 2014, and $8.5 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the creation of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. The Company has also recorded significant non-cash losses associated with revaluation of certain securities, which have also contributed significantly to our accumulated deficits. As of June 30, 2015, we had an accumulated deficit of $81.6 million.

The Company’s cash as of June 30, 2015, was $16.3 million compared to $25.2 million at December 31, 2014. During the six months ended June 30, 2015, the Company used $8.5 million of cash in operations compared to $8.6 million for the six months ended June 30, 2014.

Based upon our current six-month average monthly net use of cash of approximately $1.5 million and assuming increases in current revenue and gross profit, offset by incremental net use of cash for increased sales and marketing and research and development and a potential increase in rental activity for our medical device business, the Company believes it has sufficient resources to meet its financial obligations into the second quarter of 2016.

Our actual capital requirements may vary significantly and will depend on many factors. For example, we plan to continue to increase our investments (i) in our clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which we intend to raise through corporate collaborations, public or private equity offerings, debt financings or warrant solicitations within the next two to four quarters. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. When we need additional financing, there can be no assurance that it will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands). The Company held no cash equivalents for any of the periods presented.

	Six Months Ended
	June 30,
	2015	2014

Cash, beginning of period	$25,190	$805
Net cash used in operating activities	(8,462)	(8,605)
Net cash used in investing activities	(559)	(675)
Net cash provided by financing activities	82	19,440
Cash, end of period	$16,251	$10,965

Net Cash Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2015, was driven by our $9.8 million operating loss, offset by $1.2 million in non-cash charges related to depreciation and amortization, and stock compensation expense.

Net cash used in operations for the six months ended June 30, 2014, was driven by our $25.6 million operating loss, offset by $18.2 million in non-cash charges. Non-cash charges included $17.0 million that was attributable to warrants issued in the PPO. Due to an anti-dilution provision in the warrants, the Company was required to classify the warrants as a liability and to adjust their fair value to market at the end of each reporting period.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.6 million and $0.7 million for the six months ended June 30, 2015, and 2014, respectively, was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations, loaners to current customers, and as rental units.

Net Cash Provided by Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2015, of $0.1 million was primarily from the exercise of common stock warrants and options.

The net cash provided by financing activities for the six months ended June 30, 2014, of $19.4 million included a net $22.0 million from the PPO. The proceeds from the PPO were in turn used to retire $2.5 million of outstanding debt.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2015, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Operating Lease	$720	$188	$532	$-	$-
Leasehold Improvement Loans	91	24	67	-	-
Capital lease	12	3	9	-	-
Total	$823	$215	$608	$-	$-

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

In addition, we conduct business in foreign countries and have a United Kingdom based subsidiary. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”)) as of June 30, 2015, which are intended to provide reasonable assurance that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We previously reported a material weakness in internal control over financial reporting related to the timing of the implementation of certain policies, processes and procedures that we have put in place since the Merger, which was described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014. As of December 31, 2014, we considered the material weakness that resulted from the previously identified deficiencies in the aggregate to have been remediated. The Company has implemented policies, practices and procedures to remediate the previously identified material weakness and has begun the process of testing the controls it has put in place. However, many of these have not been operational for a sufficient period of time to be properly tested for their effectiveness over time, and therefore the Company cannot determine our controls to be effective in the aggregate. As a result, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

During the six months ended June 30, 2015, we were not a party to legal proceedings that could have a material affect on our consolidated financial position, results of operations or cash flows.

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

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;

•	unaudited condensed consolidated statement of operations;

•	unaudited condensed consolidated statement of cash flows;

•	notes to unaudited condensed consolidated financial statements;

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: August 12, 2015	By:	/s/ Nathan Harding
Nathan Harding
Chief Executive Officer

Date: August 12, 2015	By:	/s/ Max Scheder-Bieschin
Max Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

