Form 10-Q
period 2015-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2015-11-09
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of registrant’s common stock outstanding as of November 2, 2015 was: 102,389,957

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$11,238	$25,190
Accounts receivable	2,185	1,549
Inventories, net	1,179	622
Prepaid expenses and other current assets	726	388
Deferred cost of revenue, current	1,920	1,551
Total current assets	17,248	29,300
Property and equipment, net	2,399	2,102
Deferred cost of revenue, non-current portion	2,424	2,017
Other assets	55	55
Total assets	$22,126	$33,474
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,148	$783
Accrued liabilities	2,190	2,378
Deferred revenues, current portion	3,839	3,412
Capital lease obligation, current	79	41
Total current liabilities	8,256	6,614
Deferred revenues, non-current portion	4,399	3,895
Other non-current liabilities	225	165
Total liabilities	12,880	10,674
Commitments and contingencies (Note 12)
Stockholders' equity:
Convertible Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2015 and December 31, 2014; none issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2015 and December 31, 2014; 102,371,591 and 101,621,358, shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	102	102
Additional paid-in capital	95,890	94,499
Accumulated deficit	(86,746)	(71,801)
Total stockholders' equity	9,246	22,800
Total liabilities and stockholders' equity	$22,126	$33,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Medical devices	$1,095	$789	$3,128	$2,006
Engineering services	1,820	799	3,590	1,841
Total revenue	2,915	1,588	6,718	3,847

Cost of revenue
Medical devices	1,095	578	2,863	1,410
Engineering services	1,352	530	2,482	1,432
Total cost of revenue	2,447	1,108	5,345	2,842

Gross profit	468	480	1,373	1,005

Operating expenses
Sales and marketing	2,380	1,642	6,754	5,022
Research and development	1,713	1,096	4,438	2,564
General and administrative	1,556	1,474	5,090	5,354
Total operating expenses	5,649	4,212	16,282	12,940

Loss from operations	(5,181)	(3,732)	(14,909)	(11,935)
Other income (expense)
Interest expense	(4)	(3)	(10)	(433)
Gain (loss) on warrant liability	-	15,773	-	(1,206)
Interest income	2	1	9	4
Other expense, net	(2)	(15)	(35)	(44)
Total other income (expense), net	(4)	15,756	(36)	(1,679)
Net income (loss)	$(5,185)	$12,024	$(14,945)	$(13,614)
Basic net income (loss) per share	$(0.05)	$0.15	$(0.15)	$(0.18)
Weighted-average shares used in computing basic per share amounts	102,239,868	78,513,144	102,043,392	74,943,169
Diluted net loss per share	$(0.05)	$(0.04)	$(0.15)	$(0.18)
Weighted-average shares used in computing diluted per share amounts	102,239,868	83,336,371	102,043,392	74,943,169

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2015	2014
Operating activities
Net loss	$(14,945)	$(13,614)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	653	535
Inventory allowance expense	-	21
Amortization of deferred rent	(28)	(27)
Amortization of debt discounts	-	191
Stock-based compensation expense	1,259	810
Loss on increase in fair value of warrant liability	-	1,206
Changes in operating assets and liabilities
Accounts receivable	(636)	(1,372)
Inventories	(379)	(161)
Prepaid expense and other assets	(338)	(80)
Deferred cost of revenue	(776)	(1,541)
Accounts payable	1,365	(422)
Accrued liabilities	(188)	(108)
Deferred revenues	931	2,266
Net cash used in operating activities	(13,082)	(12,296)
Investing activities
Acquisition of property and equipment, net	(962)	(917)
Note receivable from stockholder	-	104
Net cash used in investing activities	(962)	(813)
Financing activities
Principal payments on notes payable	(40)	(2,547)
Proceeds from exercise of stock options	80	-
Proceeds from exercise of common stock warrants	52	-
Proceeds from issuance of common stock, net of issuance costs	-	22,027
Net cash provided by financing activities	92	19,480

Net increase (decrease) in cash	(13,952)	6,371
Cash at beginning of the period	25,190	805
Cash at end of the period	$11,238	$7,176

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

Our current medical device product, the Ekso GT, is a wearable bionic suit that provides individuals with stroke, spinal cord injuries and other lower-extremity paralysis or weakness the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by the shifting of the user’s body to activate sensors in the device that initiate steps. Battery-powered motors drive the legs, replacing deficient neuromuscular function. Sensors in the Ekso GT detect the level of motor control a user has, allowing the Ekso GT to provide that level of assist necessary for the user to complete his or her step. First-time users can expect to walk with aid from the device the first time they put on the Ekso exoskeleton (after passing an assessment), while an experienced user can transfer to or from their wheelchair and don or remove the Ekso in less than five minutes.

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

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

We are currently developing industrial exoskeleton models that are intended to increase an individual’s workload, endurance and productivity. For example, we recently announced our intention to commercialize a passive, unpowered exoskeleton that would increase the productivity and quality of work of industrial workers and potentially reduce workmen’s compensation claims and insurance costs of industrial employers.  We are currently assessing interest of potential customers by targeting major North American and European construction companies and major tool manufacturers, and we have prototypes being tested in the field.

As we continue to develop, commercialize and market our various exoskeleton technologies, we may seek to establish new strategic relationships with third parties.  Potential relationships may be in the form of technology or product development agreements, sales or distribution agreements, or license agreements.

Liquidity

Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to our accumulated deficit. As of September 30, 2015, we had an accumulated deficit of $86,746.

The Company’s cash as of September 30, 2015, was $11,238 compared to $25,190 at December 31, 2014. During the nine months ended September 30, 2015, the Company used $13,082 of cash in operations compared to $12,296 for the nine months ended September 30, 2014.

Based upon our current nine-month average monthly net use of cash of approximately $1,550 and assuming increases in current revenue and gross profit, offset by incremental net use of cash for increased sales and marketing and research and development, and a potential increase in rental activity from our medical device business, the Company believes it has sufficient resources to meet its financial obligations into the second quarter of 2016.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at September 30, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of September 30, 2015 and December 31, 2014. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

As of September 30, 2015, we had three customers with accounts receivable balances totaling 10% or more of our total accounts receivable (15%, 11% and 10%), compared with two customers as of December 31, 2014 (22% and 11%).

In the three months ended September 30, 2015, we had one customer with sales comprising 10% or more of our total customer sales (48%), compared with three customers in the three months ended September 30, 2014 (19%, 17% and 17%). In the nine months ended September 30, 2015, we had one customer with sales comprising 10% or more of our total customer sales (33%), compared with one customer in the nine months ended September 30, 2014 (17%).

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures, and is therefore unable to determine the impact on the Company's financial statements.

 3. The Merger, Offering and Other Related Transactions

Holdings was incorporated in the State of Nevada on January 30, 2012 as a distributor of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. At the time of the Merger, Holdings was a “shell company” as defined in Rule 12b-2 of the Exchange Act. Holdings’ fiscal year end was previously March 31 but was changed to December 31 in connection with the Merger.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

On January 15, 2014, Holdings and a newly formed wholly-owned subsidiary of Holdings, Ekso Acquisition Corp, (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ekso Bionics. Under the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, with Ekso Bionics remaining as the surviving corporation and with the stockholders of Ekso Bionics exchanging all of their common stock, convertible preferred stock and warrants to purchase preferred stock issued and outstanding immediately prior to the closing of the Merger into an aggregate of 42,615,556 shares of Holdings’ common stock and warrants to purchase 621,361 shares of common stock. In addition, options to purchase 4,989,111 shares of common stock of Ekso Bionics were converted into options to purchase 7,602,408 shares of common stock of Holdings. These shares are in addition to 5,280,368 outstanding shares of Holdings common stock held by certain pre-Merger stockholders of Holdings, consisting of 4,500,600 shares held by such stockholders prior to the Merger and an additional 779,768 shares issued to such stockholders pursuant to a provision in the Merger Agreement requiring us to issue a number of shares of common stock such that the aggregate ownership of the pre-Merger stockholders (not including any shares of common stock purchased by them in the private placement offering described below) was approximately 6.8% of the outstanding common stock of the Company following the Merger and private placement offering.

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

Accounting for Reverse Merger

Ekso Bionics, as the accounting acquirer, recorded the Merger as the issuance of stock for the net monetary assets of Holdings accompanied by a recapitalization. This accounting was identical to that resulting from a reverse merger, except that no goodwill or intangible assets were recorded. In filings with the SEC subsequent to the Merger, including this filing, the historical financial statements of Holdings before the Merger have been replaced with the historical financial statements of Ekso Bionics before the Merger. The Merger was intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Retroactive Conversion of all Share and Per Share Amounts

In accordance with reverse merger accounting guidance, amounts for Ekso Bionics’ historical (pre-merger) common stock, preferred stock and warrants and options to purchase common stock, including share and per share amounts, have been retroactively adjusted using their respective exchange ratios in these financial statements unless otherwise disclosed. The conversion ratios were 1.5238, 1.6290, 1.9548 and 1.9548 for one with respect to shares of Ekso Bionics’ common stock, Series A preferred stock, Series A-2 preferred stock and Series B preferred stock, respectively.

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

4. Deferred Revenues

In connection with our medical device sales and research services, we often receive cash payments before our earnings process is complete. In these instances, we record the payments as customer deposits until a device is shipped to the customer, or as customer advances in the case of research services until the earnings process is achieved. In both cases, the cash received is recorded as a component of deferred revenue.

Revenue from our Ekso medical device sales is deferred and recognized over the maintenance period. Accordingly, at the time of shipment to the customer the amount billed is recorded as deferred revenue. Also, at the time of shipment, the related inventory is reclassified to deferred cost of revenue where it is amortized to cost of revenue over the same period as the related revenue.

Deferred revenues and deferred cost of revenues consist of the following:

	September 30,	December 31,
	2015	2014
Customer deposits and advances	$90	$105
Deferred Ekso medical device revenues	5,917	5,327
Deferred service and leasing revenues	2,231	1,875
Deferred revenues	8,238	7,307
Less current portion	(3,839)	(3,412)
Deferred revenues, non-current	$4,399	$3,895
Deferred Ekso medical device costs	$4,344	$3,568
Less current portion	(1,920)	(1,551)
Deferred cost of revenue, non-current	$2,424	$2,017

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
Salaries, benefits and related expenses	$1,687	$1,847
Professional fees	298	184
Warranty expense	-	126
Taxes	46	46
Royalties	-	50
Travel	15	76
All other	144	49
Total	$2,190	$2,378

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

6. Capital Lease Obligation

In 2012, the Company entered into a note agreement in connection with the lease for its Richmond, California facility. The note, for an aggregate principal of $200, with an interest rate of 7%, minimum monthly payments of $4, and a May 31, 2017 maturity, was used to fund leasehold improvements. This note is classified as a component of Capital lease obligation on the balance sheet. Commencing in August 2015, the Company entered into a long-term Capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and matures on July 1, 2020. The total capital lease obligation, including a nominal capital lease for equipment, was $169 and $13 as of September 30, 2015, and December 31, 2014, respectively.

Future obligations as of September 30, 2015 are as follows:

	Leasehold
	Improvement	Capital
	Note	Lease	Total
2015 (remainder)	$12	$10	$22
2016	48	42	90
2017	20	40	60
2018	-	37	37
2019	-	37	37
Thereafter	-	22	22
Total minimum payments	80	188	268
Less interest	(5)	(19)	(24)
Present value minimum payments	75	169	244
Less current portion	(44)	(35)	(79)
Long-term portion of capital lease obligation	$31	$134	$165

7. Operating Lease

On November 29, 2011, the Company entered into an operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The lease term commenced in March 2012 and expires in May 2017. The lease provides the Company with one option to renew for five additional years.

Future minimum operating lease payments are as follows as of September 30, 2015:

2015 (remainder of year)	$94
2016	375
2017	157
Total	$626

Rent expense under the Company’s operating leases was $86 and $86 for the three month periods ended September 30, 2015, and 2014, respectively and was $258 and $257 for the nine month periods ended September 30, 2015, and 2014, respectively.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

8. Capitalization and Equity Structure

The Company’s authorized capital stock at September 30, 2015, consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At September 30, 2015, 102,371,591 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

Due to the market price of the Company’s common stock price exceeding the exercise price of the then outstanding warrants, the Company recorded a non-cash benefit of $15,773 and a non-cash charge of $1,206 for the three and nine months ended September 30, 2014, respectively.

The assumptions utilized in re-valuing the warrants were as follows as of September 30, 2014:

Dividend yield	–
Risk-free interest rate	0.72- 1.53%
Share price at final valuation	0.84
Expected term (in years)	2.30-4.30
Volatility	65-70%
Periodic rate	0.17- 0.66%
Periods in the model	10

These warrants were amended in November 2014 to remove the price-based anti-dilution provision, among other things. Accordingly, the warrants are no longer recorded as a liability.

Warrant activity for the nine month period ended September 30, 2015 is as follows:

	Balance	Exercise	Term		Balance
Name	December 31, 2014	Price	(Years)	Exercised	September 30, 2015
Placement agent warrants	3,030,000	$1.00	5	(48,700)	2,981,300
Bridge warrants	2,600,000	$1.00	3		2,600,000
PPO warrants	7,544,500	$2.00	5		7,544,500
Pre-Merger/PPO warrants*	621,361	$1.38	various	(2,720)	618,641
Total	13,795,861			(51,420)	13,744,441

* The Pre-Merger/PPO warrants all expire on May 20, 2023.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

10. Stock-based Compensation Plans and Awards

In January 2014, and prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Plan that allowed for the issuance of 14,410,000 shares of common stock. Options previously issued under the Ekso Bionics 2007 Equity Incentive Plan were converted into options to purchase an aggregate of 7,602,408 shares of the Company’s common stock under the 2014 Plan. On June 10, 2015, the 2014 Plan was amended and restated by the stockholders to increase the maximum number of shares by 11,590,000 shares to an aggregate of 26,00,000 shares of common stock available for issuance under the 2014 Plan. As of September 30, 2015, there were 11,801,901 shares available for future awards.

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

The following table summarizes information about the Company’s stock options outstanding at September 30, 2015, and activity during the nine-month period then ended:

			Weighted-
			Average
	Stock	Weighted-	Remaining	Aggregate
	Awards	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Balance as of December 31, 2014	10,791,081	$0.79
Options granted	3,332,800	$1.40
Options exercised	(1,067,806)	$0.52
Options forfeited	(128,888)	$0.76
Options cancelled	(104,813)	$0.50
Balance as of September 30, 2015	12,822,374	$0.98	7.84	$4,154
Vested and expected to vest at September 30, 2015	11,850,532	$0.95	7.73	$4,098
Exercisable as of September 30, 2015	6,103,793	$0.66	6.51	$3,498

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Of the 1,067,806 shares exercised, 846,576 were issued on a withhold to cover basis, with 368,993 shares withheld from option holders to cover the exercise price of awards being exercised.

As of September 30, 2015, total unrecognized compensation cost related to unvested stock options was $4,998. This amount is expected to be recognized as stock-based compensation expense in the Company’s Condensed Consolidated Statements of Operations over the remaining weighted average vesting period of 2.93 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014(1)	2015	2014

Dividend yield	-	-	-	-
Risk-free interest rate	1.68%	-	1.41- 2.50%	1.74- 2.61%
Expected term (in years)	6.08	-	6.08-10	6.08-10
Volatility	75.27%	-	73.21-75.27%	65.66-66.46%

(1) No options were granted for the three months ended September 30, 2014.

Total stock-based compensation expense related to options granted to employees and non-employees was included in the Condensed Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales and marketing	$147	$9	$440	$260
Research and development	133	36	295	125
General and administrative	187	72	524	425
	$467	$117	$1,259	$810

11. Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2015, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

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

The Company has two license agreements to maintain exclusive rights to certain patents. Under these license agreements, the Company is required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, the Company will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The license agreements also stipulate minimum annual royalties, starting in 2015 and for future years, of $50 per year.

U.S. Food and Drug Administration Clearance

The Company’s Ekso GT robotic exoskeleton has been marketed in the United States as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012. On June 26, 2014, the U.S. Food and Drug Administration (“FDA”) announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it as being Class II, which requires the clearance of a 510(k) notice.

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued the Company an “Untitled Letter” which informed the Company in writing of the agency’s belief that this new product classification applied to our Ekso GT device. We filed a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, which was accepted by the FDA for substantive review on July 29, 2015. The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease such activities. The Company believes that in situations where the class of a product has been elevated by the FDA, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) notice is cleared. From the time of our submission to the date of this report, the FDA has not indicated or notified the Company that it disagrees with this decision. If the FDA disagrees with our decision, we may be required to cease marketing or to recall the products until we obtain clearance or approval, and we may be subject to regulatory fines or penalties.

From September 2, 2015 to September 11, 2015, the Division of Bioresearch Monitoring Center for Devices and Radiological Health of the FDA conducted an inspection of the Company’s facility in Richmond, California. At the conclusion of the inspection, the FDA issued a Form FDA 483 with four observations. These observations are inspectional and do not represent a final FDA determination of non-compliance. The observations pertain to informed consent requirements, reporting of adverse results and records maintenance. On October 2, 2015, the Company responded to the FDA. That response describes the corrective and preventive actions that we have implemented and continue to implement to address the FDA’s concerns.

Ekso Bionics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

13. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net profit (loss)
Basic	$(5,185)	$12,024	$(14,945)	$(13,614)
Adjustment for change in fair value of warrant liability	-	(15,773)	-	-
Diluted	$(5,185)	$(3,749)	$(14,945)	$(13,614)

Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net income (loss) per share
Basic	102,239,868	78,513,144	102,043,392	74,943,169
Dilutive effect of warrants	-	750,653	-	-
Dilutive effect of stock options	-	4,072,574	-	-
Diluted	102,239,868	83,336,371	102,043,392	74,943,169
Net income (loss) per share, basic	$(0.05)	$0.15	$(0.15)	$(0.18)
Net income (loss) per share, diluted	$(0.05)	$(0.04)	$(0.15)	$(0.18)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Options to purchase common stock	12,822,374	-	12,822,374	3,724,529
Warrants	13,744,441	-	13,744,441	8,407,084
Total common stock equivalents	26,566,815	-	26,566,815	12,131,613

14. Segment Disclosures

The Company has two reportable segments, Engineering Services and Medical Devices. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where the Company uses its robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as such as the National Science Foundation and the Defense Advanced Research Projects Agency. The Medical Devices segment designs, engineers, and manufactures exoskeletons for applications in the medical and military markets.

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

Segment reporting information is as follows:

	Engineering	Medical
	Services	Devices	Total
Three months ended September 30, 2015
Revenue	$1,820	$1,095	$2,915
Cost of revenue	1,352	1,095	2,447
Gross profit	$468	$0	$468

Three months ended September 30, 2014
Revenue	$799	789	1,588
Cost of revenue	530	578	1,108
Gross profit	$269	211	480

Nine months ended September 30, 2015
Revenue	$3,590	$3,128	$6,718
Cost of revenue	2,482	2,863	5,345
Gross profit	$1,108	$265	$1,373

Nine months ended September 30, 2014
Revenue	$1,841	$2,006	$3,847
Cost of revenue	1,432	1,410	2,842
Gross profit	$409	$596	$1,005

Geographic information for revenue based on location of customer is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
North America	$2,379	$1,271	$5,272	$3,102
Europe, Middle East, Asia	536	317	1,446	745
	$2,915	$1,588	$6,718	$3,847

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

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include all statements other than statements of historical facts contained or incorporated by reference in this prospectus, including statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of human exoskeletons, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (iv) our beliefs regarding the potential for commercial opportunity for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, could cause our future results to differ materially from those expressed in the forward-looking information:

•	our ability to obtain or maintain regulatory approval to market the Company’s medical devices;
•	the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related impacts on our profitability and cash position;
•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to achieve broad customer adoption of our products and services;
•	our ability to complete clinical trials on a timely basis and that completed clinical trials will be sufficient to support commercialization of our products;
•	existing or increased competition;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	our ability to obtain or maintain patent protection for the Company’s intellectual property;
•	the scope, validity and enforceability of our and third party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our customers’ ability to get third party reimbursement for our products and services associated with them;
•	our failure to implement our business plan or strategies;
•	our ability to retain or attract key employees;
•	our ability to obtain adequate financing to fund operations and to develop or enhance our technology;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting; and
•	overall economic and market conditions.

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

In our efforts to develop exoskeleton technology, we have established an extensive intellectual property portfolio that includes, in the United States alone and as of September 30, 2015, 12 patents that have been granted, 24 patent applications that are currently pending (meaning a complete non-provisional patent application has been filed and additional action is pending), and ten pending provisional patent applications that have been filed (meaning we have filed a short form application to establish an early filing date in anticipation of subsequently filing a non-provisional application). All but three of the patents and pending patent applications are either solely owned by us or exclusively licensed to us. Many of these patents and applications are also being pursued internationally as appropriate for their respective subject matter. Our patent portfolio includes claims directed to both devices and methods to provide optimal coverage of technologies relevant to our products, including medical exoskeletons, commercial exoskeletons, actuators, and strength-enhancing exoskeletons. The earliest priority date reaches back to 2003, and new applications continue to be filed.

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

Most recently, we further upgraded our technology with the announcement in June 2015 of SmartAssist and the ability of the Ekso GT to integrate functional electrical stimulation (“FES”).  Our SmartAssist software is the next generation software after Variable Assist, both improving on its core functionality and adding new features. The SmartAssist software will allow therapists to utilize Ekso GT across a broader continuum of care so that patients can use the device earlier for the pre ambulatory exercises and later during therapy to assist only as needed for each leg. The addition to the Ekso GT of FES integration offers the potential to combine the benefits of these two leading technologies into a single product offering.

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

We are currently developing industrial exoskeleton models that are intended to increase an individual’s workload, endurance and productivity. For example, we recently announced our intention to commercialize a passive, unpowered exoskeleton that would increase the productivity and quality of work of industrial workers and potentially reduce workmen’s compensation claims and insurance costs of industrial employers.  We are currently assessing interest of potential customers by targeting major North American and European construction companies and major tool manufacturers, and we have prototypes being tested in the field.

As we continue to develop, commercialize and market our various exoskeleton technologies, we may seek to establish new strategic relationships with third parties.  Potential relationships may be in the form of technology or product development agreements, sales or distribution agreements, or license agreements.

Regulatory Update

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

To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification application to the FDA demonstrating that the device is “substantially equivalent” to a predicate device, which is typically a legally marketed Class II device in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness.

While we believe that the Company’s Ekso GT robotic exoskeleton has been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012, on June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it as being Class II, which requires the clearance of a 510(k) notice.

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued the Company an “Untitled Letter” which informed the Company in writing of the agency’s belief that this new product classification applied to our Ekso GT device. We filed a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, which was accepted by the FDA for substantive review on July 29, 2015.

The Company’s requested indications for use, as specified in the Company’s 510(k) notice, provides that the Ekso robotic exoskeleton is intended to enable individuals with weakness or paralysis of the lower limbs, such as from spinal cord injury (SCI), stroke and other conditions causing lower extremity weakness, to perform ambulatory functions such as gait training in rehabilitation institutions. Insofar as the proposed indications for use includes individuals with lower extremity weakness other than SCI, the Company’s requested indications for use is more expansive than the indications for use of the predicate device referenced in the Company’s 510(k) notice.

By letter dated September 11, 2015, the FDA has requested that the Company provide additional information regarding its clinical data and other information in support of the Company’s requested 510(k) clearance for the Ekso robotic exoskeleton. The Company is working diligently to provide the information requested by the FDA, including information pertaining to the Company’s requested indications for use and the Company’s clinical data supporting the requested indications for use, information pertaining to mechanical and electromagnetic compatibility testing, electrical safety and software, information pertaining to medical device reports related to adverse events involving the Ekso robotic exoskeleton, and other requested information.

The Company has up to 180 days from September 11, 2015 to respond to the FDA’s requests for additional information. Once the Company has submitted the additional information, the FDA will review that response for substantive adequacy and either: (1) determine that the response is adequate to support a determination of substantial equivalence; or (2) request further additional information, generally in the form of an interactive review. The FDA will generally seek to make a final decision on a 510(k) submission within 90 days from the date the 510(k) notice was first accepted for substantive review, excluding any time that the application was placed on hold due to an additional information request from the FDA. There is no guarantee that the FDA will ultimately determine that the information provided by the company is adequate to support a determination of substantial equivalence, and could seek the Company’s voluntary withdrawal of the 510(k) notice or issue a not substantially equivalent (NSE) letter should there be deficiencies in the response.

The Company intends to request a submission issue meeting with the FDA to be held in advance of the Company’s formal submission of its response to the FDA’s request for additional information to discuss the Company’s response strategy and seek the FDA’s input on that strategy. Following that submission issue meeting and assuming a positive outcome to that meeting, the Company intends to submit a response to the FDA that addresses all aspects of the FDA’s requests for additional information in a manner intended to support a clearance decision by the FDA. Although the FDA has not expressly requested that the Company conduct additional clinical studies or trials in support of its request for clearance, the Company may conclude after further dialogue with the FDA and the Company’s advisors that additional clinical data is required in order to support the Company’s requested indications for use. In such an event, the Company may be required to conduct additional clinical testing in support of its requested clearance. Alternatively, the Company also may determine to pursue more narrow indications for use until such time as the Company is able to generate additional data to support a broader indications for use.

Although there is the possibility that the Company could receive FDA clearance in 2015, we believe that it is much more likely that the Company will receive a determination from the FDA sometime in 2016. However, if the Company were to decide, or be required, to conduct additional clinical testing in support of its request for clearance, the Company may determine to withdraw its pending 510(k) notification and resubmit a 510(k) notification following completion of the additional clinical testing, which could further delay receipt of clearance.

The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease such activities. The Company believes that in situations where the class of a product has been elevated by the FDA, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance at the new class level. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) notice is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall our products in the U.S. until we obtain clearance or approval, and we may be subject to regulatory fines or penalties.

From September 2, 2015 to September 11, 2015, the Division of Bioresearch Monitoring Center for Devices and Radiological Health of the FDA conducted an inspection of the Company’s facility in Richmond, California. At the conclusion of the inspection, the FDA issued a Form FDA 483 with observations pertaining to informed consent requirements, reporting of events to FDA, and records maintenance. These observations are inspectional and do not represent a final FDA determination of non-compliance. On October 2, 2015, the Company responded to the FDA. That response describes the corrective and preventive actions that we have implemented and continue to implement to address the FDA’s observations. Due to the nature of the findings, the Company does not expect that the Form FDA 483 will result in a warning letter or other action that could interfere with the Company’s operations.

Since July 1, 2015, we have been informed of seven events with respect to our Ekso GT devices that are reportable pursuant to the FDA’s medical device reporting, or MDR, regulations. There were no reported patient injuries related to any of these events, and in each case we have filed or will file the required adverse event reports with the FDA. We have voluntarily implemented a field correction and accelerated maintenance schedule based on field usage to address these issues. In addition, we have analyzed the root causes of these issues and have adjusted our manufacturing process and will source new components accordingly.

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

For the nine month period ended September 30, 2015, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments.”

Results of Operations

The following table present our results of operations for the periods indicated (in thousands):

	Three months ended September 30,
	2015	2014	Change	% Change
Revenue:
Medical devices	$1,095	$789	$306	39%
Engineering services	1,820	799	1,021	128%
Total revenue	2,915	1,588	1,327	84%

Cost of revenue:
Medical devices	1,095	578	517	89%
Engineering services	1,352	530	822	155%
Total cost of revenue	2,447	1,108	1,339	121%

Gross profit	468	480	(12)	(3%)

Operating expenses:
Sales and marketing	2,380	1,642	738	45%
Research and development	1,713	1,096	617	56%
General and administrative	1,556	1,474	82	6%
Total operating expenses	5,649	4,212	1,437	34%

Loss from operations	(5,181)	(3,732)	(1,449)	39%

Other income (expense):
Interest expense	(4)	(3)	(1)	33%
Gain on warrant liability	-	15,773	(15,773)	(100%)
Interest income	2	1	1	100%
Other expense, net	(2)	(15)	13	(87%)
Total other income (expense), net	(4)	15,756	(15,760)	(100%)

Net income (loss)	$(5,185)	$12,024	$(17,209)	(143%)

The following table present our results of operations for the periods indicated (in thousands):

	Nine months ended September 30,
	2015	2014	Change	% Change
Revenue:
Medical devices	$3,128	$2,006	$1,122	56%
Engineering services	3,590	1,841	1,749	95%
Total revenue	6,718	3,847	2,871	75%

Cost of revenue:
Medical devices	2,863	1,410	1,453	103%
Engineering services	2,482	1,432	1,050	73%
Total cost of revenue	5,345	2,842	2,503	88%

Gross profit	1,373	1,005	368	37%

Operating expenses:
Sales and marketing	6,754	5,022	1,732	34%
Research and development	4,438	2,564	1,874	73%
General and administrative	5,090	5,354	(264)	(5%)
Total operating expenses	16,282	12,940	3,342	26%

Loss from operations	(14,909)	(11,935)	(2,974)	25%

Other income (expense):
Interest expense	(10)	(433)	423	(98%)
Loss on warrant liability	-	(1,206)	1,206	(100%)
Interest income	9	4	5	125%
Other expense, net	(35)	(44)	9	(20%)
Total other income (expense), net	(36)	(1,679)	1,643	(98%)

Net loss	$(14,945)	$(13,614)	$(1,331)	10%

Revenue

For the three months ended September 30, 2015

Medical device revenue increased $0.3 million, or 39%, as compared to the three months ended September 30, 2014, primarily due to the near doubling of the number of medical device sales being recognized to revenue during the three months ended September 30, 2015, as compared to the same period in the prior year. Engineering services revenue increased by $1.0 million, or 128%, as compared to the three months ended September 30, 2014, primarily due to an overall increase in Ekso Labs projects period over period.

For the nine months ended September 30, 2015

Medical device revenue increased $1.1 million, or 56%, as compared to the nine months ended September 30, 2014, primarily due to the more than doubling of the number of medical device sales being recognized to revenue during the nine months ended September 30, 2015, as compared to the same period in the prior year. Engineering services revenue increased by $1.7 million, or 95%, as compared to the nine months ended September 30, 2014, primarily due to an overall increase in Ekso Labs projects period over period.

Gross Profit

For the three months and nine months ended September 30, 2015

Overall our gross profit remained relatively unchanged as compared to the three months ended September 30, 2014, and increased $0.4 million or 37%, as compared to the nine months ended September 30, 2014.

Our medical device segment has experienced increased service related expenses related to an accelerated maintenance program, field corrections and the implementation of technological improvements developed subsequent to many of our units being placed into service. We recognize service expense on an as-incurred basis, which exceeded the increase in associated revenue during the same periods. The Company continues to evaluate this level of increased cost associated with fleet enhancements and expects increased costs for the next quarter or two.

The decrease in gross profit and margins for our medical devices was more than offset by improvements in gross profit and margins for our engineering services business during the three and nine months ended September 30, 2015. The improvement in this segment was driven primarily by a better balance of higher margin projects compared to the prior year.

Operating Expenses

For the three months ended September 30, 2015

Sales and marketing expenses increased $0.7 million, or 45%, as compared to the three months ended September 30, 2014, due to an increase in sales and marketing personnel and related resources, the greatest of which is an increase of $0.3 million in compensation related costs.

Research and development expenses increased $0.6 million, or 56%, as compared to the three months ended September 30, 2014, primarily due to an increase of $0.5 million in compensation related expenses as a result of increases in headcount and $0.1 million in development of our industrial business.

General and administrative expenses were relatively unchanged, as compared to the three months ended September 30, 2014.

For the nine months ended September 30, 2015

Sales and marketing expenses increased $1.7 million, or 34%, as compared to the nine months ended September 30, 2014, due to an increase in sales and marketing personnel, and regulatory and public relations expenses, the greatest of which is an increase of $0.7 million in compensation related costs.

Research and development expenses increased $1.9 million, or 73%, as compared to the nine months ended September 30, 2014, primarily due to an increase of $1.5 million in compensation related expenses as a result of increases in headcount to support our increase in government projects and $0.3 million in expenses related to the development of our industrial business.

General and administrative expenses were relatively unchanged as compared to the nine months ended September 30, 2014.

Other Income (Expense), Net

For the three months ended September 30, 2015

Total other income (expenses), net decreased $15.8 million, as compared to the three months ended September 30, 2014. The decrease was primarily attributable to a non-cash benefit in the 2014 period relating to outstanding warrants, with no comparable amount in the 2015 period. Due to the price-based anti-dilution provision in the warrants, the Company was required to classify the warrants as a liability and to adjust their fair value to market at each measurement period. In November 2014, the holders of a majority of the warrants approved an amendment to remove the price-based anti-dilution provisions in the warrants. As a result, the warrants are no longer recorded as a liability effective November 2014 because they met the criteria for equity treatment.

For the nine months ended September 30, 2015

Total other expense, for the nine months ended September 30, 2015, reflected a decrease of $1.6 million as compared to the nine months period ended September 30, 2014, primarily due to a $1.2 million non-cash charge in the 2014 period relating to outstanding warrants, with no comparable amount in the 2015 period. The $1.2 million of prior year warrant liability charges was attributable to warrants issued in the private placement offering in the first quarter of 2014. Interest expense decreased by $0.4 million during the nine months ended September 30, 2015, as compared to the prior year periods due to the repayment of outstanding debt in January 2014.

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

Cash and Working Capital

Since the Company’s inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $14.9 million for the nine months ended September 30, 2015, and $33.7 million for the year ended December 31, 2014. In addition, our operating activities used $13.1 million for the nine months ended September 30, 2015, and $15.0 million for the year ended December 31, 2014.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. The Company has also recorded significant non-cash losses associated with revaluation of certain securities, which have also contributed significantly to our accumulated deficits. As of September 30, 2015, we had an accumulated deficit of $86.7 million.

The Company’s cash as of September 30, 2015, was $11.2 million compared to $25.2 million at December 31, 2014. During the nine months ended September 30, 2015, the Company used $13.1 million of cash in operations compared to $12.3 million for the nine months ended September 30, 2014.

Based upon our current nine-month average monthly net use of cash of approximately $1.6 million and assuming increases in current revenue and gross profit, offset by incremental net use of cash for increased sales and marketing and research and development and a potential increase in rental activity for our medical device business, the Company believes it has sufficient resources to meet its financial obligations into the second quarter of 2016.

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

	Nine months ended
	September 30,
	2015	2014
Net cash used in operating activities	$(13,082)	$(12,296)
Net cash used in investing activities	(962)	(813)
Net cash provided by financing activities	92	19,480
Net increase (decrease) in cash	(13,952)	6,371
Cash at beginning of the period	25,190	805
Cash at end of the period	$11,238	$7,176

Net Cash Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2015 was driven by our $14.9 million operating loss, offset by $1.9 million in non-cash charges related to depreciation and amortization, and stock compensation expense.

Net cash used in operations for the nine months ended September 30, 2014 was driven by our $13.6 million operating loss and was partially offset by non-cash charges totaling $2.7 million which primarily related to the loss on warrant liability of $1.2 million, $0.8 million in stock-based compensation expense, and $0.5 million of depreciation and amortization expense. Net cash used in operating activities was also negatively impacted by increases of $1.4 million in accounts receivable, and $1.5 million in deferred cost of revenue, along with a positive impact of an increase of $2.3 million in customer advances and deferred revenue related to an increase in medical devices shipped year over year.

Net Cash Used in Investing Activities

Net cash used in investing activities of $1.0 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively, was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations, loaners to current customers, and as rental units.

Net Cash Provided by Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2015, of $0.1 million was primarily from the exercise of common stock warrants and options, offset by nominal note payments.

The net cash provided by financing activities for the nine months ended September 30, 2014, of $19.5 million included a net $22.0 million from the issuance of common stock related to the PPO. The proceeds from the PPO were in turn used in part to retire $2.5 million of outstanding debt.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2015, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Operating Lease	$626	$94	$532	$-	$-
Leasehold Improvement Loans	80	12	68	-	-
Capital lease	188	10	119	59	-
Total	$894	$116	$719	$59	$-

In addition to the table above, which reflects only payment obligations, fixed and determinable, the Company has two license agreements to maintain exclusive rights to certain patents. Under these license agreements, the Company is required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, the Company will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The license agreements also stipulate minimum annual royalties, starting in 2015 and for future years, of $50 per year.

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

In addition, we conduct business in foreign countries and have an United Kingdom based subsidiary. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”)) as of September 30, 2015, which are intended to provide reasonable assurance that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We previously reported a material weakness in internal control over financial reporting related to the timing of the implementation of certain policies, processes and procedures that we have put in place since the Merger, which was described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014. As of December 31, 2014, we considered the material weakness that resulted from the previously identified deficiencies in the aggregate to have been remediated. The Company has implemented policies, practices and procedures to remediate the previously identified material weakness and has begun the process of testing the controls it has put in place. However, many of these have not been operational for a sufficient period of time to be properly tested for their effectiveness over time, and therefore the Company cannot determine our controls to be effective in the aggregate. As a result, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

During the nine months ended September 30, 2015, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

An investment in our securities involves a risk of loss. You should carefully consider the information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Update section of this Quarterly Report on Form 10-Q there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;
•	unaudited condensed consolidated statement of operations;
•	unaudited condensed consolidated statement of cash flows;
•	notes to unaudited condensed consolidated financial statements;

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: November 9, 2015	By:	/s/ Nathan Harding
Nathan Harding
Chief Executive Officer

Date: November 9, 2015	By:	/s/ Max Scheder-Bieschin
Max Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

