Form 10-K
period 2015-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2016-03-14
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55442

Ekso Bionics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1414 Harbour Way South, Suite 1201

Richmond, California 94804

(Address of Principal Executive Offices) (Zip Code)

Registrants' telephone number, including area code: (510) 984-1761

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

Large accelerated filer   ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $82,962,801 based on the last sale price for such stock on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 1, 2016 the registrant had 108,555,641 outstanding shares of common stock.

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of human exoskeletons, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our beliefs regarding the potential commercial opportunity for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above.

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

Notes regarding references to Ekso Bionics

In this Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries, and “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the January 15, 2014 merger of our wholly-owned subsidiary, Ekso Acquisition Corp., with and into Ekso Bionics, Inc. (the “Merger”). Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary, and all of the outstanding Ekso Bionics stock was converted into shares of our common stock. Ekso® , Ekso GTTM, Variable AssistTM and HULC® are registered and unregistered trademarks of the Company. All other trademarks that may appear in this report are the property of their respective owners.

PART I

Item 1.	Business

Overview

Ekso Bionics designs, develops and sells exoskeletons that have applications in healthcare, industrial, military, and consumer markets. Our exoskeleton systems are worn over the user’s clothing to enhance human strength, endurance and mobility. These systems serve multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We or our partners have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (for example, spinal cord injury or stroke) to rehabilitate and to walk again; (b) allow industrial workers to perform heavy duty work for extended periods; and (c) permit soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries.

We believe the commercial opportunity for exoskeleton systems is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. At the Company, we believe we have learned how to integrate these existing technologies and wrap the result around a human being efficiently, elegantly and safely, supported by an industry leading intellectual property portfolio. We further believe we can do so across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

While we believe advancements in technology will continue driving commercial interest in and further development of exoskeleton systems, we also recognize that we are in the early stages of development of exoskeleton capabilities. In order to advance the commercialization of our exoskeleton technology, we intend to focus our efforts in the upcoming quarters on the following key initiatives:

•	Drive robotic exoskeleton rehabilitation to become the standard of care for both in-patient and out-patient rehabilitation for patients with some form of lower limb paralysis or weakness. To that end, it is our goal in 2016 to secure FDA clearance for our Ekso GT and to initiate company-sponsored clinical studies, in order to further demonstrate the health benefits of the Ekso for rehabilitation and the economic case for reimbursement of the Ekso GT.

•	Leverage our experience with the Ekso GT and our exoskeleton research and development work to develop our next generation medical device for use outside of a rehabilitation setting. We are striving to produce a device that will have greater functionality and levels of independence than any exoskeleton currently on the market.

•	Build upon our recent field-testing and the recently acquired Equipois technology and product line to develop our industrial product offerings.

Rehabilitation Robotics

Today, our focus is on rehabilitation robotics. We are leveraging our patented exoskeleton technology to develop and market products intended to enable patients with some form of lower limb paralysis to rehabilitate earlier and with better outcomes than current standard of care.

Ekso GT

Our current product, the Ekso GT, is a wearable bionic suit that allows our hospital and rehabilitation customers to provide in-patients and out-patients with spinal cord injury (“SCI”) and hemiplegia due to stroke the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by a user shifting their body to activate sensors in the device which in turn initiate steps. Battery-powered motors drive the legs, detecting the deficient neuromuscular function and providing that level of assist for a user to complete their step. Users can expect to walk with aid from the device the first time they put on the Ekso exoskeleton (after passing an assessment). Physical therapists can transfer patients to or from their wheelchair and don or remove the Ekso in less than five minutes.

The Ekso GT incorporates Variable AssistTM, our proprietary, adaptive or “smart” software that detects a user’s level of motor loss and dynamically provides 0-100% power to either side of the body. Variable Assist can promote a greater number of high-quality steps in a short time period and support the early re-learning of correct step patterns and weight shifts, potentially mitigating compensatory behaviors. Variable Assist also has allowed our customers to significantly expand the spectrum of patients that can potentially benefit from robotic rehabilitation.

Another important feature of our Ekso GT is its Ekso Pulse system, a real-time data capture program. Ekso Pulse gathers and transmits statistics and device information during Ekso walking sessions. This information can be used to track patient progression and to monitor device utilization. The Ekso records data such as steps, speed, step size, and other settings along with all error logs and operating parameters. Data is sent securely to our servers where it is available for customers to view, filter, and export through a secure web portal. This feature enables more thorough patient care while reducing manual data entry. It also enables us to provide a higher level of service through early identification and thorough reporting of device errors, saving customers the time and expense of unnecessary on-site visits.

The Ekso GT is used by customers in both in-patient and out-patient settings. Our customers believe that for patients with some motor ability intact (for example, after a stroke or an incomplete SCI), the Ekso exoskeleton offers unique benefits to help therapists teach proper step patterns and weight shifts, allowing patients potentially to mobilize earlier and ultimately to walk again. By allowing individuals to stand and walk in a full weight-bearing setting, early clinical evidence is also beginning to show that the Ekso exoskeleton may offer potential healthcare benefits (including for patients with complete SCI) such as reducing post-injury medical costs through reduction in secondary complications such as pressure sores, urinary tract infections, bowel problems, pneumonia and other respiratory issues, bone loss/osteoporosis, cardiovascular disease and psychological disorders.

As of December 31, 2015, the Company had recorded over 37 million steps taken in its Ekso exoskeletons in over 30,000 patient sessions, including over 22 million steps in 2015 alone. The Company has now shipped over 170 units to over 120 rehabilitation facilities or customers worldwide. At December 31, 2015, there were 21 multi-unit customers. The number of units utilized at a center varies from one to five, and is driven by the number of beds and rehabilitation sessions a hospital can offer and that hospital’s adoption of robotics within its rehabilitation protocols.

Market Overview

The primary market for our Ekso GT is rehabilitation clinics with significant stroke and SCI populations. In the U.S. there are about 5.9 million stroke and SCI rehabilitation sessions conducted annually on about 680,000 stroke and SCI patients at approximately 16,900 facilities. Global estimates for stroke and SCI populations are more than double those in the U.S.

Due to the chronic nature of the conditions resulting in lower limb impairment, we believe these diagnoses have an enormous clinical and economic impact on both people with the conditions and the healthcare system. According to the American Heart Association, in the U.S. there are approximately 795,000 strokes per year with approximately 7 million people living who have suffered from a stroke. Direct and indirect costs associated with those who have suffered a stroke total approximately $60 billion annually. Similarly, according to the National Spinal Cord Injury Statistical Center, in the U.S. there are approximately 12,500 incidences of SCI per year with approximately 275,000 people living with SCI. Direct and indirect costs associated with those who have suffered SCI total approximately $18.5 billion annually.

While the market opportunity for robotic exoskeleton rehabilitation may be large, we also recognize that the path for medical devices to become standard of care is long and challenging. We believe our ability to accelerate adoption will also be based, in part, on our ability to build on our and our partners’ early efforts: (i) to expand clinical evidence and (ii) to drive toward standard of care. We are already seeing customers appreciate that one way for stroke patients at in-patient facilities to receive the recommended amount of rehabilitation per guidelines is by using an Ekso GT, the only device currently in the market that has the versatility to provide an over-ground gait training intervention that is task-specific, high intensity and allows for a margin of error, across the continuum of care.

Clinical Evidence and Reimbursement

Many of our early clinical customers have undertaken research to evaluate the use in rehabilitation of exoskeletons in general and our Ekso robotic exoskeleton in particular. Although these studies primarily have focused on feasibility and safety and have relied on small sample sizes, initial study findings have been favorable. The Company is aware of eight completed case studies for SCI, four for stroke and one for multiple injury states, with a total patient count for all such studies of approximately 110 patients. We are aware of an additional 14 investigator-initiated studies currently underway, covering stroke, SCI (complete and incomplete), acquired brain injury, Cerebral Palsy and Multiple Sclerosis with a total patient enrollment goal of over 500. Two studies recently announced in 2016 include:

•	Robotic Exoskeleton Gait Training during Acute Stroke Rehabilitation – Kessler Institute of Rehabilitation; Karen J. Nolan, PhD. This study will seek to enroll 96 inpatients that are within two weeks of stroke onset to investigate the potential value of the Ekso GT in post stroke rehabilitation.
•	The MOST (Mobility improved after stroke when a robotic device was used in comparison to physical therapy) study – Moritz Klinik, Germany; Professor Dr. med. F. Hamzei. This study follows early observations from clinical use of the Ekso GT and is investigating the impact of gait training with the Ekso GT on functional independence of 80 patients with impaired gait as a consequence of stroke.

We anticipate completion of several investigator-initiated trials in 2016.

We intend to continue our work with rehabilitation centers and clinicians studying the benefits of robotic exoskeleton rehabilitation using the Ekso. We believe that additional clinical evidence will help treating physicians to better understand the benefits of rehabilitation with the Ekso GT and will support our efforts to achieve reimbursement for the Ekso GT. To this end, we intend to make additional investments in clinical data generation in 2016. Specifically, we plan to initiate a registry study and one or more Company-sponsored clinical trials. We expect to begin enrollment in a Company-led, prospective, multi-center trial with chronic, incomplete SCI patients in the third quarter of 2016.

We believe that reimbursement by the Centers for Medicare/Medicaid Services (CMS) and third party insurers will play an important role in the long-term success of our efforts to drive commercial adoption of our Ekso GT and to make the Ekso GT a standard of care for rehabilitation for patients with some form of lower limb paralysis or weakness. In order to gain coverage and payment by payers, the Company and its competitors must generate both clinical and economic evidence demonstrating the benefits of robotic exoskeletons. We believe that the investments we are making in clinical trials will assist in generating this evidence. Generally, reimbursement for professional services performed at the hospital by physicians is reported under separate billing codes issued by the American Medical Association (“AMA”) known as Current Procedural Terminology (“CPT”) codes.  While there currently exist generic codes that provide some modest reimbursement for the use of our technology in the rehabilitation setting, we are aware of no CPT code that is specifically applicable to the use of the Ekso GT.  We may determine to pursue an application for a new CPT code.  We have engaged the services of expert consultants with extensive experience in the CPT, coverage and payment decision processes to assist us in our reimbursement strategy.

The European Union also requires a two-track approach to market penetration and subsequent coverage, requiring separate claims for purchasing the device and for requests for training. Our competition has had initial success in Germany with four of the top private payer insurance companies purchasing a personal device.

Current Sales and Marketing Efforts

Our key marketing goal today is to achieve broad-based commercial adoption of our Ekso GT in the rehabilitation setting. We are focusing our go-to-market protocols and collateral on our three target audiences: medical administrators, medical directors/therapists and patients. Working closely with thought leaders, we will continue to build upon our early user-group exchanges, develop clinical education programs, and grow our medical advisory council. We plan to create centers of excellence in the U.S. and Europe, the Middle East and Africa (“EMEA”) that are committed to exoskeleton education and to developing the quantifiable results and metrics by which the effectiveness of exoskeletons may be measured. We are also implementing a customer experience program to increase utilization and adoption in existing and new accounts and to generate more multiple device customers.

Our sales efforts continue to focus on key in-patient and out-patient centers that provide stroke and SCI rehabilitation. Geographically, the priorities remain North America (Canada, the U.S. and Mexico) and EMEA. Currently, we utilize a direct sales force for the U.S., Canada, the United Kingdom, Spain and the German-speaking countries of Europe. We also have a distributor network that currently covers 19 countries (an increase from seven countries at year end 2014). Our three largest distributors on the basis of Ekso sales are based in Italy, Poland and Mexico.

The sales and marketing team currently consists of 33 professionals, primarily based in the U.S. and Germany:

•	12 sales professionals, including one national account manager for North America and one EMEA-based manager of distributors;
•	11 clinical professionals/physical therapists;
•	Six marketing professionals; and
•	Four customer relations and sales support personnel.

The sales cycle for the Ekso GT averages approximately eight to 12 months for a first device and two to four months for subsequent devices. Our typical sale is the Ekso GT complete package, which includes the device and all relevant components, two sets of batteries for continuous run-time, training through two levels of certification, and Variable Assist software. Customers also typically purchase Ekso Care, which is our one- to four-year after-sales service package.

After Sales Service

We provide service for the Ekso GT at our facility in Richmond, California or by having one of our Ekso field technicians visit customers at their places of business. When maintenance or service is required, a customer schedules service by contacting us and we then arrange for the appropriate service, depending on the level of Ekso Care for which a customer has contracted. The Ekso GT is designed with Ekso Pulse, which allows us to diagnose many customer service issues remotely.

Manufacturing and Supply Chain

We assemble the Ekso GT and manufacture certain components that are critical to our know-how at our facilities in Richmond, California. We currently run one line for one shift per day and believe we have the capacity to eventually run up to four lines for two shifts per day should we deem it appropriate.

The Ekso GT uses over 700 purchased parts, which we source globally from over 70 suppliers. Whenever possible, we seek to secure dual source suppliers for our components.

Home Mobility

The dynamics and product requirements of the home mobility market are different from those of the clinic. While we believe the home mobility market opportunity is sizable, it will only be served once next generation technology is brought to market that is cost effective for individuals because reimbursement is available and has a level of functionality that enables independent mobilization. Home mobility exoskeletons should be fit to a specific patient and designed for all-day use. In addition, we believe they must be easily transportable, and have improved dynamic stability, user interfaces, and terrain navigation to allow the home users to confidently walk through their daily life with little or no assistance. Given our commercial experience with a medical exoskeleton that has recorded over 37 million steps, coupled with recent research and development advancements in exoskeleton and related technologies, we are now proactively investing resources to design such a commercial product and to develop our go-to-market approach for mass adoption of home mobility devices. We are also collaborating with world-class academic and commercial institutions to refine our technology and to apply the latest technological breakthroughs to the advancement of human ambulation.

In addition to implementing the technological changes necessary in an exoskeleton designed for the home mobility market, we are in parallel working with payers and ensuring our (and where possible, our partners’) trials are and will be generating clinical and economic evidence on the benefits of exoskeletons for home mobility use. Lastly, the go-to-market strategy will likely be quite different than our current sales and marketing approach for the rehabilitation markets. Critical to our success will be implementing such a strategy, possibly with partner(s), which is sustainable to address the potential size of the market.

Able-Bodied Industrial Applications

In December 2014, we introduced our first prototype of an unpowered exoskeleton intended for industrial applications. During 2015, we began investing resources to support requests for prototype demonstrations and in-depth field-testing in real world conditions with advanced prototypes.

Our feedback has begun to validate the growing imperative among construction and manufacturing companies to drive adoption of improved safety and health practices. Furthermore, based on initial customer field-testing and market research, we believe industrial exoskeletons have the potential to help prevent workforce injuries, improve productivity and over time reduce workmen’s compensation and related costs. According to a Bureau of Labor Statistics Report (2012), direct costs related to injuries associated with overexertion in the workplace total over $21.1 billion per year.

In addition, human augmentation technology is being viewed by senior managers of companies that have participated in field-testing as an opportunity to extend the careers of experienced and skilled workers while also changing the work environment to attract future workers to these careers.

Ekso Labs

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

Intellectual Property

The Company has established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status.

	Issuing Status
License Status	Issued Patents	Pending Applications	Provisional Applications
Licensed to the Company	11	2	-
Exclusively licensed to the Company	6	-	-
Co-owned with Regents of the University of California, exclusively licensed to the Company	4	-	-
Co-owned with the Regents of the University of California	-	3	-
Sole ownership by the Company	3	22	13
Total: 64	24	27	13

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending. Provisional applications mean that we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application in the future.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of February 15, 2015, 85 applications have issued or have been allowed as patents internationally. All told, our patent portfolio contains 192 cases that have issued or are in prosecution in 24 countries.

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

Licensors include the Regents of the University of California (“RUC”) and Garrett Brown (as a result of our acquisition of technology of Equipois).

The license with RUC consists of two agreements and one amendment covering ten patent cases exclusively licensed to the Company, nine of which have issued and one of which remains in prosecution (the “RUC License Agreements”). Inventions covered by a further three patent applications are co-owned by the Company and RUC, with no license agreement between the Company and RUC. As a result, RUC may license its rights in these patents to a third party. With respect to two of these co-owned patent applications, RUC has licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims RUC may license to other entities.

Pursuant to the RUC License Agreements, we initially paid RUC consideration consisting of $5,000 in cash and 310,400 common shares of Ekso Bionics, and are also committed to pay a 1% royalty on sales, including sales generated by sublicenses. In addition, the RUC license agreements call for minimum annual payments of $50,000. We do not pay royalties to RUC on products sold or to be resold to the U.S. government.

In some cases, as a result of government funding received by the Company, the patents have a government use license, granting the U.S. government a non-exclusive, non-transferable, irrevocable, paid-up license for use of the inventions for or on behalf of the U.S. government, as is typical in the case of government sponsored research.

In connection with our acquisition of assets of Equipois, we assumed the rights and obligations of Equipois under a license agreement with Garrett Brown, the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants us an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, we will be required to pay Mr. Brown a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

Intellectual Property Out-Licensing

We believe that the breadth of the coverage across various bionic systems and technologies, together with our freedom to grant sub-licenses under the RUC License Agreements gives us the potential to generate licensing revenue in fields outside our present areas of commercialization. Since 2009, we have generated approximately $1.4 million in such licensing revenue from our two licensees: Lockheed Martin Corporation and OttoBock Healthcare Product GmbH.

Competition

The medical technology, industrial robotics and military equipment industries are characterized by intense competition and rapid technological change. We believe a number of other companies are developing competitive technology and devices for both the able-bodied and medical fields of use and many of these competitors have significantly more financial and other resources than we possess.

In the medical field, we face competition from companies that are focused on technology for rehabilitation of patients suffering from stroke and related neurological disabilities as well as from companies that are focused on SCI. In stroke, Cyberdyne has developed ambulatory exoskeletons with a current commercial focus in Japan and Germany, while Hocoma, AlterG, Aretech and Reha Technology are selling treadmill-based gait therapies. In SCI, ReWalk Robotics and Rex Bionics sell ambulatory exoskeletons. Parker Hannifin announced plans to begin selling over-ground exoskeletons in 2015 which are now available for purchase in Europe. Other companies who have announced plans to commercialize robotic exoskeletons include: Bionik Laboratories, U.S. Bionics, and ExoAtlet.

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

In the able-bodied field, Lockheed Martin, Raytheon, BAE Systems, Panasonic, Honda, Daewoo, Noonee, Revision Military and Cyberdyne – among others - are each developing some form of exoskeleton for military and/or industrial applications.

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

Research and Development

The Company engages in research and development activities in an effort to enhance the effectiveness, ease of use, safety and reliability of our commercial exoskeletons and to expand their applications. The Company’s research and development expenditures were $6.5 million, $3.9 million and $2.7 million in 2015, 2014 and 2013, respectively.

As part of its engineering services (also known as Ekso Labs), the Company benefited from additional research and development expenditures of $3.6 million, $1.7 million and $1.3 million in 2015, 2014 and 2013, respectively. These are expenditures funded by grants, collaboration partners, or engineering services customers for whom we perform research and development work on human exoskeletons and related technologies. Funding has come from such third parties as Lockheed Martin Corporation (approximately $6 million since 2008 for the development of the Human Universal Load Carrier (“HULC”)), the U.S. National Science Foundation, the National Institute of Health, the U.S. Defense Advanced Research Projects Agency (“DARPA”), U.S. Special Operations Command (“SOCOM”) and the U.S. Department of Defense.

Governmental Regulation and Product Approval

U.S. Regulation

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the U.S. Food and Drug Administration (FDA), which administers the Federal Food, Drug and Cosmetic Act (FDCA). The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any medical device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

Device Development, Marketing Clearance and Approval. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation (QSR). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval (PMA) prior to commercial marketing.

To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification application to the FDA demonstrating that the device is “substantially equivalent” to a predicate device, which is typically a Class II device that is legally marketed in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more. After a device has received 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, will require a new 510(k) clearance or (if the device as modified is not substantially equivalent to a legally marketed predicate device) PMA approval. While the determination as to whether new authorization is needed is initially left to the manufacturer, the FDA may review this determination and evaluate the regulatory status of the modified product at any time and may request the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a predicate device or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most high risk implantable devices are subject to the PMA approval process. Two steps of FDA approval are generally required before a company can market a product in the United States that is subject to approval, as opposed to clearance, as a Class III device. First, a company must comply with investigational device exemption (IDE) regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must review the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. Additionally, devices subject to PMA approval may be subject to a panel review to obtain marketing approval and are required to pass a factory inspection in accordance with the current “good manufacturing practices” standards in order to obtain approval. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process, approximately one to two years or more.

In some instances the FDA may find that a device is new and not substantially equivalent to a predicate device but is also not a high risk device as is generally the case with Class III PMA devices. In these instances, the FDA may allow a device to be reclassified from Class III to Class I or II. The de novo reclassification option is an alternate pathway to classify novel devices of low to moderate risk that had automatically been placed in Class III after receiving a “not substantially equivalent” (NSE) determination in response to a 510(k) notification. The FDCA has also been amended to allow a sponsor to submit a de novo reclassification request to the FDA for novel low to moderate risk devices without first being required to submit a 510(k) application. These types of applications are referred to as “Evaluation of Automatic Class III Designation” or “de novo.” In instances where a device is deemed not substantially equivalent to a Class II predicate device, the candidate device may be filed as a de novo application which may lead to delays in regulatory decisions by the FDA. FDA review of a de novo application may lead the FDA to identify the device as either a Class I or II device and subject to or exempt from 510(k) premarket notification.

Clinical trials are generally required to support a PMA or de novo reclassification application and are sometimes required for 510(k) clearance. Clinical trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board (IRB), for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients' informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. Similarly, in Europe the clinical study must be approved by a local ethics committee and in some cases, including studies with high-risk devices, by the ministry of health in the applicable country. To date, the Ekso device has been the subject of several clinical studies, some sponsored by the Company, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions. In addition, we are currently conducting several studies to investigate additional indications for use for the Ekso device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device.

While we believe that the Company’s robotic exoskeleton has been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since it was first sold in the United States in February 2012, on June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it a Class II medical device, which requires the clearance of a 510(k) notice.

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA sent us an “Untitled Letter” which informed us in writing of the agency’s belief that this new product classification applied to the Company’s Ekso device. In response to the letter, the Company submitted a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, and the 510(k) was accepted by the FDA for substantive review on July 29, 2015. The Company’s requested indication for use, as specified in its 510(k) notice, was to enable individuals with weakness or paralysis of the lower limbs, such as from SCI, stroke and other conditions causing lower extremity weakness, to perform ambulatory functions such as gait training in rehabilitation institutions, which is more expansive than the indications for use of the predicate device referenced in the Company’s 510(k) notice except that it is limited to rehabilitation institutions under the supervision of a trained physical therapist.

By letter dated September 11, 2015, the FDA requested that the Company provide additional information in support of its requested 510(k) clearance for the Ekso robotic exoskeleton, including information pertaining to the Company’s requested indications for use and clinical data supporting the requested indications for use, as well as information pertaining to mechanical and electromagnetic compatibility testing, electrical safety and software, and information pertaining to medical device reports related to adverse events involving the Ekso robotic exoskeleton.

On December 4, 2015, we held a submission issue meeting with the FDA to discuss our response strategy and seek the FDA’s input on that strategy in advance of the formal submission of the Company’s response to the FDA’s request for additional information. Based on this submission issue meeting, we prepared a response to the FDA that addressed all aspects of the FDA’s request for additional information in a manner intended to support a clearance decision by the FDA as soon as practicable. In connection with our formal response, we revised our requested indications for use to include only individuals with SCI and individuals with hemiplegia due to stroke. Although the FDA has not expressly requested that the Company conduct additional clinical studies or trials in support of its request for clearance, we may conclude after further dialogue with the FDA and our advisors that additional clinical data is required in order to support our requested indications for use. In such an event, the Company may be required to conduct additional clinical testing in support of its requested clearance. Alternatively, the Company also may determine to narrow its indications for use until such time as the Company is able to generate additional data to support broader indications for use.

The Company responded to the FDA’s request for additional information on March 2, 2016. The FDA will review that response for substantive adequacy and either: (1) determine that the response is adequate to support a determination of substantial equivalence, or (2) request further additional information, generally in the form of an interactive review. The FDA will generally seek to make a final decision on a 510(k) submission within 90 days from the date the 510(k) notice was first accepted for substantive review, excluding any time that the application was placed on hold due to an additional information request from the FDA. There is no guarantee that the FDA will ultimately determine that the information provided by the Company is adequate to support a determination of substantial equivalence, and could seek the Company’s voluntary withdrawal of the 510(k) notice or issue a not substantially equivalent (NSE) letter should there be deficiencies in the response.

We believe that the Company will receive a 510(k) determination from the FDA sometime in 2016. However, if the Company were to decide, or be required, to conduct additional clinical testing in support of our request for clearance, the Company may determine to withdraw its pending 510(k) notification and resubmit a 510(k) notification following completion of the additional clinical testing, which could further delay receipt of clearance.

Pervasive and continuing regulation. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	Product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•	Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•	labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved or off-label use or indication;
•	510(k) clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;
•	medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;
•	post-approval restrictions or conditions, including post-approval study commitments;
•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;
•	the FDA's recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•	regulations pertaining to voluntary recalls; and
•	notices provision regarding corrections or removals.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, we are required to meet regulatory requirements in countries outside the U.S., which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an un-cleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.

From September 2, 2015 to September 11, 2015, the Division of Bioresearch Monitoring of the FDA’s Office of Compliance conducted an inspection of the Company’s facility in Richmond, California. At the conclusion of the inspection, the FDA issued a Form FDA 483 with observations pertaining to informed consent requirements, reporting of events to FDA, and records maintenance. These observations are inspectional and do not represent a final FDA determination of non-compliance. On October 2, 2015, the Company responded to the FDA. That response describes the corrective and preventive actions that we have implemented and continue to implement to address the FDA’s observations. Due to the nature of the findings, the Company does not expect that the Form FDA 483 will result in the issuance of a warning letter or other action that could interfere with the Company’s operations. However, until this inspection is formally closed, it is possible that the FDA could take further action.

Since July 1, 2015, we have been informed of seven events with respect to our Ekso GT devices that are reportable pursuant to the FDA’s medical device reporting, or MDR, regulations. There were no reported patient injuries related to any of these events, and in each case we have filed the required adverse event reports with the FDA.  We have analyzed the root causes of these issues and have improved the design and strengthened our manufacturing processes as a result. In addition, we have proactively adjusted the device maintenance schedules based on field usage to address these issues.

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

The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA, or the Company is otherwise notified by the FDA to cease such activities. The Company believes that in situations where a new product classification has been created and is applicable to a previously marketed device, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance under the new classification. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) notice is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall our products in the U.S. until we obtain clearance or approval, and we may be subject to any of the regulatory fines or penalties identified above.

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

Employees

As of December 31, 2015, we had 100 employees, including 95 full time employees and five part-time employees. Eleven employees reside in Europe. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

Corporate Information

We were incorporated as PN Med Group Inc. in Nevada on January 30, 2012. Prior to the Merger and Split-Off (each as defined below), our business was to distribute medical supplies and equipment in Chile.

On January 15, 2014, our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014 merged with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005. Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary. All of the outstanding Ekso Bionics stock was converted into shares of our common stock.

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

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN OUR SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND INVESTORS MAY LOSE ALL OR A PART OF THEIR INVESTMENT.

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

Although we were incorporated in 2005, we did not sell our first Ekso medical device until 2012. Therefore, we have limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or that we fail to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If we are unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

Given the limited operating history, management has little basis on which to forecast future demand for our products from our existing customer base, much less new customers. Our current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, our business, operating results and financial condition will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect our business, financial condition and operating results.

The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The medical technology, industrial robotics and military equipment industries are characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners. Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. Competitors may offer, or may attempt to develop, more efficacious, safer, cheaper, or more convenient alternatives to our products, including alternatives that could make the need for robotic exoskeletons obsolete. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plan.

Our products or exoskeletons generally may not be accepted in the market.

We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including our ability to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, convince health insurers and other third party payers to cover and provide adequate payments for any products that are used for medical or therapy purposes, demonstrate that our products are reliable and supported by us in the field, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment, which, particularly in the case of the medical device industry, is becoming increasingly price sensitive.

In addition, the market for medical and industrial exoskeletons is new and unproven. We cannot be certain that the market for robotic exoskeletons will continue to develop, or that robotic exoskeletons for medical or industrial use will achieve market acceptance. If the exoskeleton market fails to develop, or develops more slowly than we anticipate, we and our business, financial condition and operating results could be materially and adversely affected.

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

Some of our U.S. patent applications (which have associated international applications) are co-owned by the Regents of the University of California Berkeley. The Regents of the University of California Berkeley has licensed its rights under many of these patent applications to us, but we do not have a license to their rights under three of these patent applications. With respect to two of these co-owned patent applications, the Regents of the University of California Berkeley have licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims the Regents of the University of California Berkeley may license to other entities. In addition, in connection with our acquisition of certain assets from Equipois, LLC, we assumed the rights and obligations of Equipois, LLC with respect to certain patents and patent applications under an in-license of intellectual property from a third party and a separate out-license of that intellectual property to a third party for use in a particular field. We do not have complete control over the prosecution of these patent applications. In addition, the license of patent rights under these patents to third parties could reduce the value of our patent portfolio and limit any income or license fees that we might receive if we were to attempt to transfer or license our rights under any of our co-owned or licensed patents.

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

Our medical technology products and operations are subject to regulation by the FDA, the European Union and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products. It can be costly and time-consuming to obtain regulatory approvals to market a medical device. Our failure to obtain and maintain clearances or approvals for medical device products could have a material adverse effect on our business, results of operations, financial condition and cash flows. In general, unless an exemption applies, we are not permitted to market our products in the United States until we receive a clearance letter under the 510(k) process or approval of a premarket approval application (PMA) from the FDA, depending on the nature of the device.

While we believe that our robotic exoskeleton has been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since it was first sold in the United States in February 2012, on June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it a Class II medical device, which requires the clearance of a 510(k) notice.

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA sent us an “Untitled Letter” which informed us in writing of the agency’s belief that this new product classification applied to our Ekso device. In response to the letter, we submitted a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, and the 510(k) was accepted by the FDA for substantive review on July 29, 2015. Our requested indication for use, as specified in our 510(k) notice, was to enable individuals with weakness or paralysis of the lower limbs, such as from spinal cord injury (SCI), stroke and other conditions causing lower extremity weakness, to perform ambulatory functions such as gait training in rehabilitation institutions, which is more expansive than the indications for use of the predicate device referenced in our 510(k) notice except that it is limited to rehabilitation institutions under the supervision of a trained physical therapist.

By letter dated September 11, 2015, the FDA requested that we provide additional information in support of our requested 510(k) clearance for the Ekso robotic exoskeleton, including information pertaining to our requested indications for use and our clinical data supporting the requested indications for use, as well as information pertaining to mechanical and electromagnetic compatibility testing, electrical safety and software, and information pertaining to medical device reports related to adverse events involving the Ekso robotic exoskeleton.

On December 4, 2015, we held a submission issue meeting with the FDA to discuss our response strategy and seek the FDA’s input on that strategy in advance of our formal submission of our response to the FDA’s request for additional information. Based on this submission issue meeting, we prepared a response to the FDA that addresses all aspects of the FDA’s request for additional information in a manner intended to support a clearance decision by the FDA as soon as practicable. In connection with our formal response, we revised our requested indications for use to include only individuals with spinal cord injury and individuals with hemiplegia due to stroke. Although the FDA has not expressly requested that we conduct additional clinical studies or trials in support of our request for clearance, we may conclude after further dialogue with the FDA and our advisors that additional clinical data is required in order to support our requested indications for use. In such an event, we may be required to conduct additional clinical testing in support of our requested clearance. Alternatively, we also may determine to narrow our indications for use until such time as we are able to generate additional data to support broader indications for use.

We responded to the FDA’s request for additional information on March 2, 2016. The FDA will review that response for substantive adequacy and either: (1) determine that the response is adequate to support a determination of substantial equivalence; or (2) request further additional information, generally in the form of an interactive review. The FDA will generally seek to make a final decision on a 510(k) submission within 90 days from the date the 510(k) notice was first accepted for substantive review, excluding any time that the application was placed on hold due to an additional information request from the FDA. There is no guarantee that the FDA will ultimately determine that the information provided by us is adequate to support a determination of substantial equivalence, and could seek our voluntary withdrawal of the 510(k) notice or issue a not substantially equivalent (NSE) letter should there be deficiencies in the response.

We believe that we will receive a 510(k) determination from the FDA sometime in 2016. However, if we were to decide, or be required, to conduct additional clinical testing in support of our request for clearance, we may determine to withdraw our pending 510(k) notification and resubmit a 510(k) notification following completion of the additional clinical testing, which could further delay receipt of clearance.

Regulatory clearance pursuant to a 510(k) notification is not guaranteed, and the clearance process is expensive, uncertain and may take anywhere from several months to over a year. The FDA also has substantial discretion in the medical device review process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional development, standardized testing, pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address, and the regulations applicable to any particular medical device candidate. The FDA or other non-U.S. regulatory authorities can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

•	a medical device candidate may not be deemed to be substantially equivalent to a device lawfully marketed either as a grandfathered device or one that was cleared through the 510(k) premarket notification process;

•	a medical device candidate may not be deemed to be in conformance with applicable standards and regulations;

•	FDA or other regulatory officials may not find the data from pre-clinical studies and clinical trials or other product testing date to be sufficient;

•	other non-U.S. regulatory authorities may not approve our processes or facilities or those of any of our third-party manufacturers, thereby restricting export; or

•	the FDA or other non-U.S. regulatory authorities may change clearance or approval policies or adopt new regulations.

The regulatory classification for Powered Exoskeleton devices is new and fairly specific. Our 510(k) for our Ekso robotic exoskeleton is still active, but has not yet been cleared. We intend to continue to market our Ekso robotic exoskeleton until the 510(k) is cleared. The FDA may disagree with this decision and require us to cease marketing and distribution until 510(k) clearance is obtained or subject us to fines and penalties.

We began marketing the Ekso robotic exoskeleton as a Class I 510(k) exempt Powered Exercise Equipment device in February 2012. On June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the reclassified Powered Exoskeleton and informed us in writing, via an “Untitled Letter”, of the agency’s belief that this new product classification applied to our Ekso device. This new product classification was designated as being Class II, which requires the clearance of a 510(k). While the new Powered Exoskeleton classification is broadly similar to the Ekso robotic exoskeleton, it includes specific terms, such as “user controlled” and “wrist worn wireless interface,” that do not apply to the Ekso robotic exoskeleton in its current marketed form as a clinical device for gait training by medical personnel. The “user controlled” and “wrist worn wireless interface” features are, however, in line with a robotic exoskeleton that is intended for use outside the supervision of medical staff (i.e., in the home/community), for which the Ekso labeling clearly contraindicates. As a result of these discrepancies, some ambiguity exists as to the application of this product classification to the Ekso robotic exoskeleton. We filed a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, which was accepted by the FDA for substantive review on July 29, 2015.

We intend to continue marketing the Ekso robotic exoskeleton with its current indications for use until 510(k) clearance is either granted or denied by the FDA or we are otherwise notified by the FDA to cease from such activities. We believe that in situations where a new product classification has been created and is applicable to a previously marketed device, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance under the new classification. Nonetheless, the FDA may not agree with our decision to continue marketing the device until a 510(k) is cleared. If the FDA disagrees with our decision, we may be required to cease marketing or to recall the products in the U.S. until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition.

Any failure or significant delay in completing clinical trials for our products could materially harm our financial results and the commercial prospects for our products.

Initiating and completing clinical trials necessary to drive market adoption and support commercialization can be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Conducting successful clinical studies requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, proximity of patients to clinical sites, patient ability to meet the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

To date, the Ekso device has been the subject of several clinical trials, some of which have been partially sponsored by us, but most of which are non-Ekso-sponsored independent studies conducted by rehabilitation institutions. Data from these studies have been provided to the FDA as part of the pending 510(k) submission. In addition, there are several ongoing independent studies to investigate additional indications for use for the Ekso device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device, and we are currently in the planning stage for several Company-led studies. Sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, results of operations and prospects.

The results of clinical trials may not support product submissions or claims or may result in the discovery of adverse side effects.

The Ekso device has been the subject of several clinical trials, some sponsored by us, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions. We are currently conducting several studies to investigate additional indications for use for the Ekso device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device. All clinical trial activities that we undertake are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. Clinical trials intended to support a 510(k) or PMA must be conducted in compliance with the FDA’s Good Clinical Practice regulations and similar requirements in foreign jurisdictions. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our intended claims or that the FDA or foreign authorities and Notified Bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials or studies could delay the filing of associated product submissions and, ultimately, our ability to commercialize products requiring submission of clinical data or relying on clinical data for market acceptance. It is also possible that patients enrolled in a clinical trial will experience adverse side effects that are not currently part of the product candidate’s safety profile, which could cause us to delay or abandon development of such product.

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

Even if we are able to obtain the proper regulatory clearance or approval to market a product, such as our Ekso robotic exoskeleton, the FDA has the power to require us to conduct post-market studies. These studies can be very expensive and time-consuming to conduct. Failure to complete such studies in a timely manner could result in the revocation of clearance or approval and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States. The FDA has broad enforcement powers, and any regulatory enforcement actions or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

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

Under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For example, since July 1, 2015, we have been informed of seven events with respect to our Ekso GT devices that are reportable pursuant to the MDR regulations. There were no reported patient injuries related to any of these events, and in each case we have filed or will file the required adverse event reports with the FDA. We have voluntarily implemented a field correction and accelerated maintenance schedule based on field usage to address these issues. In addition, we have analyzed the root causes of these issues and have adjusted our manufacturing process and will source new components accordingly.

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

All manufacturers bringing medical devices to market in the European Economic Area are legally bound to report any incident that led or might have led to the death or serious deterioration in the state of health of a patient, user or other person, and which the manufacturer’s device is suspected to have caused, to the competent authority in whose jurisdiction the incident occurred. In such case, the manufacturer must file an initial report with the relevant competent authority, which would be followed by further evaluation or investigation of the incident and a final report indicating whether further action is required. The events described above that were reported to the FDA were also reported to the relevant EU regulatory authorities.

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. We cannot guarantee that adverse events involving our products, such as the Ekso robotic exoskeleton, will not occur in the future. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results. Personal injuries relating to the use of our products could also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

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

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture market and distribute our products after approval is obtained.

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

For example, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify cleared products on a timely basis. For example, the FDA recently issued guidance documents intended to explain the procedures and criteria the FDA will use in assessing whether a 510(k) submission meets a minimum threshold of acceptability and should be accepted for review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) submitters if the submission is administratively complete or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with the identified information, but if the information is not provided within a defined time, the submission will not be accepted for FDA review.

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

Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations.

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payers for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. The principal U.S. federal laws implicated include those that prohibit (i) the filing of false or improper claims for federal payment, known as the false claims laws, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.

The FDA and various non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to comply with applicable regulatory requirements discussed could subject us to enforcement actions, including warning letters, fines, injunctions and civil penalties against us, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of our production, and criminal prosecution.

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

We could be exposed to significant liability claims if we are unable to obtain insurance at adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on us, or both, which in either case could have a material adverse effect on our business and financial condition.

Warranty claims or any other service and repairs provided by the Company at its expense could have a material adverse effect on our business.

Sales of our Ekso GT generally include a one-year warranty for parts and services in the U.S. and a two-year warranty in Europe, the Middle East and Africa. We also generally provide customers with an option to purchase an extended warranty for up to an additional three years. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity. As we enhance our product and in an effort to build our brand and drive adoption, the Company has elected to incur increased service expenses related to an accelerated maintenance program, field corrections and the implementation of technological improvements developed subsequent to many of our units being placed into service, sometimes outside of its warranty and contractual obligations, Continuation of these activities could have a material adverse effect on our results of operations, cash flows and liquidity.

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

We have no direct control over payer decision-making with respect to coverage and payment levels for our medical device products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our current products or products we develop.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

The sales of our products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products.

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

Part of our business plan relies on broad adoption of the Ekso robotic exoskeleton to provide “early mobilization” of individuals who have been immobilized by an injury, disease, or other condition. Although the health benefits of other methods of “early mobilization” have been demonstrated in clinical studies in fields such as stroke, those studies did not test early mobilization with human exoskeletons directly. It may be necessary to provide outcome studies on early mobilization with exoskeletons directly in order to convince the medical community of their effectiveness. Such studies have not been designed at this time, and may be too large and too costly for us and our partners to conduct. Failure to prove the health benefits of early mobilization with human exoskeletons could limit our sales.

The technology of load carriage exoskeletons (such as the HULC® human exoskeleton) is at a very early stage of development and the technology may not be broadly adopted in military or other markets.

The most recent testing of our Human Universal Load Carrier (“HULC®”) technology showed that the metabolic cost of load carriage while wearing the device varied greatly from subject to subject. This implied that the device helped some subjects and hindered others. The source of this phenomenon and whether it will go away with training of the subjects using the device remains unknown and requires further research and development. This phenomenon and others like it could limit the adoption of such devices by militaries or other customers to a certain portion of their personnel or in the worst case could make it impractical to deploy at all.

We may be unable to attract and retain key employees.

Our success depends on our ability to identify, hire, train and retain highly qualified managerial, technical and sales and marketing personnel. In addition, as we introduce new products or services, we will need to hire additional personnel. Currently, competition for personnel with the required knowledge, skill and experiences is intense, and we may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial, technical and sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

We will experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter and may result in volatility in our stock price.

The Ekso device has a lengthy sale and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions, which may contribute to substantial fluctuations in our quarterly operating results. Other factors that may cause our operating results to fluctuate include:

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

International sales of our products account for a portion of our revenues, which will expose us to certain operating risks. If we are unable to successfully manage our international activities, our net sales, results of operations and financial condition could be adversely impacted.

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

If the initial response to our exoskeleton products exceeds our capacity to provide services timely and efficiently, then we may need to expand our operations accordingly and swiftly. Our management believes that establishing industry leadership will require us to:

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

To be able to expand our operations in a cost-effective or timely manner and increase the overall market acceptance of our products and services in this manner, we will need additional capital and technical and managerial human resources. These additional resources may not be available to us. Our failure to timely and efficiently expand our operations and successfully achieve the four requirements listed above could have a material adverse effect on our business, results of operations and financial condition.

The disruption or loss of relationships with vendors and suppliers for the components of our products could materially adversely affect our business.

Our ability to manufacture and market our products successfully is dependent on relationships with both third party vendors and suppliers. Although most of the raw materials that we use to manufacture our products are readily available from a number of suppliers, we generally procure raw materials and components through purchase orders, with no guaranteed supply arrangements. Our inability to obtain sufficient quantities of various components, if and as required in the future, may subject us to:

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

We may introduce new products with enhanced features and extended capabilities from time to time. The products may be subject to various regulatory processes, and we may need to obtain and maintain regulatory approvals in order to sell our new products. If a potential purchaser believes that we plan to introduce a new product in the near future or if a potential purchaser is located in a country where a new product that we have introduced has not yet received regulatory approval, planned purchases may be deferred or delayed. As a result, new product introductions may adversely impact our financial results.

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

In 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted into law. The legislation seeks to reform the United States healthcare system. It is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. The ACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the ACA will result in lower reimbursements. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. In addition, the new law imposes a 2.3 percent excise tax on medical devices that will apply to United States sales of our medical device product. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation and resulting regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Healthcare changes in the United States and other countries resulting in pricing pressures could have a negative impact on our future operating results.

In addition to the ACA, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we will do business. Pricing pressure has also increased in these markets due to continued consolidation among health care providers, trends toward managed care, the shift towards governments becoming the primary payers of health care expenses and laws and regulations relating to reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect our future operating results.

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

Due to the early stage of our commercial efforts, and particularly the early stage of customer adoption of our products, our current sales and marketing, research and development, and general and administrative expenses are each a higher percentage of sales than they will need to be for us to reach profitability. While we do expect these expenses to grow as our business grows, we also expect these expenses to decline as a percentage of revenues over time. If we are unable to leverage these costs and grow revenues at a greater pace than these operating expenses as we expect, we will not be able to achieve viable operating margins and profitability.

If we are unable to obtain additional financing on acceptable terms, we may have to curtail our growth or cease our development plans and operations.

The operation of our business and our growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments.

We have been largely dependent on capital raised through our private placement offering that was completed in the first quarter of 2014, through the subsequent exercise of warrants that were issued in the same financing, and through our registered direct offering completed in December 2015, and going forward will be largely dependent on capital raised in any future offerings, to implement our business plan and support our operations.

Based upon our current twelve-month average monthly net use of cash and currently projected financial results, we believe we have sufficient resources to meet our financial obligations into the first quarter of 2017.   If we encounter material deviations from our current plans including, but not limited to, lower than expected level of sales of our Ekso GT or higher than expected expenses, our ability to fund our operations into the first quarter of 2017 will be negatively impacted.

At the present time, we have not made any arrangements to raise additional cash. We anticipate for the foreseeable future that cash on hand and cash generated from operations will not be sufficient to meet our cash requirements, and that we will need to raise additional capital through investments to fund our operations and growth. There is no guarantee that we will be able to raise additional working or growth capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely. Financings, if obtained, may be on terms that are dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price at which existing stockholders purchased their shares.

Our reported financial results may be adversely affected by changes in our accounting policies or in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, including revenue recognition, are highly complex and involve subjective judgments. Some of these policies require the use of estimates and assumptions that may affect the value of our assets and liabilities, and financial results. We may be required or determine that it is appropriate to change our accounting policies or the manner in which they are implemented as circumstances change and additional information becomes known. A change in applicable rules, their interpretation, or their application could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

Risks Related to Our Securities

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

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of us.

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of us. The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of us by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

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

Our stock may be traded infrequently and in low volumes, so our stock price may be volatile and our existing stockholders may be unable to sell their shares at or near the quoted bid prices.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. In addition, the price of our stock on the OTC Markets may be highly volatile and could fluctuate substantially due to a variety of factors, including:

•	our actual or anticipated operating and financial performance;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

•	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

•	speculation in the press or investment community;

•	public reaction to our press releases, announcements and filings with the SEC;

•	general financial market conditions;

•	the realization of any of the risk factors presented in this prospectus;

•	changes in market valuations of companies similar to ours; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

In addition, shares owned by our directors and officers are currently subject to contractual lock-up agreements that expire March 24, 2016. Sales by our officers and directors after the expiration of their lock-up agreements could impair the ability of a shareholder to sell our common stock in the amount and at the price and time such holder desires.

Further, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act of 1934 establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933. However, if certain events occur prior to the end of such five year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three year period, we would cease to be an emerging growth company prior to the end of such five year period. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in the filings we have made with the SEC and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than information received from other public reporting companies. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, the Exchange Act of 1934 and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K and quarterly reports on Form 10-Q an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm has reported on management’s assessment of the effectiveness of such internal control over financial reporting as of December 31, 2015. We previously reported a material weakness in internal control over financial reporting related to the timing of the implementation of certain policies, processes and procedures that we have put in place since the Merger. Throughout 2014 and 2015, we continued to strengthen our internal control environment by implementing new policies, processes and procedures. Our remediation efforts, including the testing of these controls, continued into 2015. This material weakness was considered remediated in the fourth quarter of 2015, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively. While we believe that the policies, processes and procedures we put in place are sufficient to render our internal controls over financial reporting effective, our initiatives may not prove successful and in the future management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then (if required in the future) they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts.

***

The risks above do not necessarily comprise all of those associated with an investment in us. This Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause our actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal executive offices are currently located at 1414 Harbour Way South, Suite 1201, Richmond, CA 94804, where the Company leases approximately 45,000 square feet. In addition, we rent 4,585 square feet of office space at Tullastraße 80, 79108 Freiburg im Breisgau, Germany.

The Company does not own any real property.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Common Stock Information

Our common stock is currently eligible for quotation and trades on the OTC Market under the symbol “EKSO.” The quotation of our common stock began on or about January 16, 2014. There has been limited trading in our common stock to date.

As of March 1, 2016, we had 108,555,641 shares of our common stock issued and outstanding held by approximately 286 stockholders of record.

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

The last reported sale price of the common stock on the OTC Markets on March 1, 2016 was $0.90.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2015		2014
Period	High	Low	High	Low
Quarter ended December 31	$1.44	$1.01	$2.01	$0.75
Quarter ended September 30	$1.58	$0.93	$1.63	$0.77
Quarter ended June 30	$2.34	$1.00	$3.53	$1.46
Quarter ended March 31(1)	$1.60	$1.15	$8.22	$2.25
(1)	Amounts for the quarter ended March 31, 2014 are for the period beginning January 16, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Performance Graph

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Total Returns Index, and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on January 16, 2014. Data for the Nasdaq Composite Index and the Nasdaq Medical Equipment Index assume reinvestment of dividends. We have never paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8. The operations data for the years ended December 31, 2015, 2014, and 2013 and the financial position data for the years ended December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Report. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Report. Amounts in the following table are in thousands, except share and per share amounts:

	2015(1)	2014(2)	2013	2012	2011
Statement of Operations Data:
Revenue	$8,661	$5,327	$3,302	$2,706	$1,846
Loss from operations	(21,561)	(16,794)	(10,294)	(14,241)	(9,317)
Gain (loss) on warrant liability	2,505	(16,485)	186	17	-
Net loss	(19,590)	(33,769)	(11,887)	(15,042)	(9,428)
Preferred deemed dividend	4,655	-	-	-	-
Net loss per share, basic	(0.24)	(0.43)	(0.57)	(0.75)	-

Balance Sheet Data:
Cash	19,552	25,190	805	1,738	558
Total assets	32,198	33,474	6,584	6,210	1,966
Warrant liability	9,195	-	378	564	-

(1)	On December 23, 2015, the Company entered into an agreement to sell 15,000 shares of Series A convertible preferred stock and warrants to purchase 14,851,486 shares of the Company’s common stock for cash of $13.7 million, net of issuance cost, of which $0.2 million was paid in 2016. Because the preferred shares were in-the-money on the date of issuance, the Company recognized a beneficial conversion feature of $3.3 million that was recorded as a non-cash preferred deemed dividend. In December 2015, 1,737 shares of Preferred Shares were converted into 1,720,003 shares of common stock resulting in an additional $1.4 million non-cash preferred deemed dividend that related to the accretion of the discount associated with the warrants and stock issuance costs. Total preferred deemed dividends for the year were $4.7 million.

The warrants issued in the transaction were initially valued at $11.7 million and recorded as a warrant liability. Due to a decrease in our per share stock price from the transaction date to December 31, 2015, the warrant liability was reduced by $2.5 million, resulting in a non-cash gain.

(2)	The net loss recorded in 2014 of $33.7 million included a non-cash charge of $16.5 million associated with the issuance of warrants in conjunction with our Merger and subsequent private placement offering that included an anti-dilution provision. The warrants were amended in November 2014 by a majority of common stock warrant holders to remove the anti-dilution provision. In conjunction with the amendment, warrant holders exercised 22,880,500 warrant shares for which the Company received net proceeds of $21.4 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capitalization and Ownership Structure

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

On January 15, 2014, our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014, merged with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005 (the “Merger”). Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary. At the closing of the Merger, all of the outstanding common stock and preferred stock of Ekso Bionics was converted into an aggregate of 42,615,556 shares of our common stock, the outstanding warrants to purchase securities of Ekso Bionics were converted into warrants to purchase an aggregate of 621,361 shares of our common stock, and the outstanding options to purchase common stock of Ekso Bionics were converted into options to purchase an aggregate of 7,602,408 shares of our common stock. In addition, warrants to purchase an additional 225,000 shares of our common stock were issued to the prior lender of Ekso Bionics and 250,000 shares of common stock were issued to consultants to Ekso Bionics.

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

In February 2014, an additional 779,768 shares of our common stock were issued to pre-merger shareholders of PN Med Group Inc. pursuant to a provision in the Merger Agreement requiring us to issue a number of shares such that the aggregate ownership of the pre-Merger shareholders (not including any shares of common stock purchased by them in the PPO) remained approximately 6.8% of the outstanding common stock of the Company.

In November 2014, the Company consummated an offer to amend and exercise (the “Offer to Amend and Exercise”) its PPO Warrants at a temporarily reduced exercise price. Pursuant to the Offer to Amend and Exercise, an aggregate of 22,755,500 PPO Warrants were exercised by their holders at an amended exercise price of $1.00 per share.

These warrants contained “weighted average” anti-dilution protection in the event that we issued common stock or securities convertible into or exercisable for shares of common stock at a price lower than the subject warrant’s exercise price, subject to certain customary exceptions, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, mergers, etc. The anti-dilution protection feature required the Company to record the underlying securities as a liability and to adjust their respective values to market at each reporting period. As part of the Offer to Amend and Exercise, the Company sought and received approval to amend the warrants to remove the price-based anti-dilution provision.

On December 1, 2015, the Company through its wholly owned subsidiary, Ekso Bionics, acquired the mechanical balance and support arms technologies of Equipois, LLC, including the rights to the zeroG® and X-Ar® products. The initial purchase price for the acquired assets was 781,250 shares of the Company’s common stock. The Company also agreed to issue additional shares of common stock based upon the achievement of certain post closing performance criteria.

On December 23, 2015, the Company entered into an agreement to sell 15,000 shares of Series A Preferred Stock, par value $0.001 (“Preferred Shares”) and warrants to purchase 14,851,486 shares of the Company’s common stock at an exercise price of $1.25 per share for a term of five years (each, a “Warrant” and collectively, the “Warrants”), to certain institutional investors in a registered direct offering at a purchase price of $1,000 for each Preferred Share and related Warrants for aggregate proceeds of $15,000,000. See Note 13 on our consolidated financial statements under the caption, “Capitalization and Equity Structure – Convertible Preferred Stock” and “Capitalization and Equity Structure – Warrants – 2015 Warrants” for a description of the Preferred Shares and Warrants.

Business

We design, develop and sell exoskeletons that have applications in healthcare, industrial, military, and consumer markets. Our exoskeletons systems are worn over the user’s clothing and augment human strength, endurance and mobility. These systems serve multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We or our partners have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to rehabilitate and to walk again; (b) allow industrial workers to perform heavy duty work for extended periods; and (c) permit soldiers to carry heavy loads for long distances while mitigating lower back, knee, and ankle injuries.

Our long-term goal is to have one million persons stand and walk in Ekso exoskeletons by February 2022. The first step to achieving that goal is for us to focus on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States and Europe. Ekso Bionics began that effort with the February 2012 sale of Ekso, an exoskeleton for complete spinal cord injuries (“SCI”). We have expanded that effort with the launch of our Variable Assist software and the announcement of our newest hardware platform, Ekso GT. The Variable Assist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. The Ekso GT builds on the experience of the Ekso and incorporates Variable Assist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and related neurological patients. In the U.S. there are about 5.9 million stroke and SCI rehabilitation sessions conducted on about 680,000 stroke and SCI patients at 16,900 facilities. Globally, there are an estimated 50,000 rehabilitation facilities.

In parallel to the development and early commercialization of medical exoskeletons, we have begun to work on the commercialization of exoskeletons for able-bodied users, specifically for industrial and construction applications.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified below that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

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

Medical Device Revenue and Cost of Revenue

We build medical device robotic exoskeletons for commercial sale and capitalize into inventory materials, direct and indirect labor and overhead in connection with manufacture and assembly of these units.

Through December 31, 2015, the sale of an exoskeleton, associated software, training, support and maintenance were deemed as a single unit of accounting due to the uncertainty of follow up maintenance service agreements which were forecast to extend to three years. Accordingly, the sales amount of an exoskeleton and its associated cost, were deferred at the time of shipment. Upon completion of training, such amounts were recognized as revenue and cost of revenue over a three year period on a straight line basis. Beginning on January 1, 2016, we intend to immediately recognize revenue and associated cost of revenue of medical devices upon the completion of training.

In the event that we receive payment for associated maintenance, such amounts are recognized as revenue over the requisite service period. Deviations of actual expenses to revenue received are recognized in the statement of operations as either warranty expense or income.

Engineering Services Revenue and Cost of Revenue

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

Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grant awards. Grant revenue is recognized as the associated project labor hours are incurred in relation to total labor hours. There are some grants, such as the National Science Foundation grants, which we draw upon and spend based on budgets preapproved by the grantor.

The cost of engineering services revenue includes payroll and benefits, subcontractor expenses and materials. All costs related to engineering services are expensed as incurred and included in cost of revenue.

Research and Development

Research and development costs consist of costs incurred for internal research and development activities. These costs primarily include salaries and other personnel-related expenses, contractor fees, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility. Such costs are expensed as incurred.

Inventories, net

Inventories are recorded at the lower of cost or market value. Cost is principally determined using the average cost method. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories would be recorded as an inventory impairment charge to the consolidated statement of operations.

Stock-based Compensation

We measure stock-based compensation expense for all stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model and recognize the fair value less estimated forfeitures on a straight-line basis over the requisite service periods of the awards. Stock-based awards made to non-employees are measured and recognized based on the estimated fair value on the vesting date and re-measured at each reporting date.

Our determination of the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because there is insufficient information available to estimate the expected term of the stock-based awards, we adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin No. 110. On this basis, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

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

Common Stock Warrant Liability

For warrants where there is a possibility that we may have to settle the warrants in cash, we record the fair value of the issued warrants as a liability at each reporting date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statements of operations. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on the part of us.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

Contingent consideration, if any, is recorded at the acquisition date based upon the estimated fair value of the contingent payments. The fair value of the contingent consideration is re-measured each reporting period with any adjustments in fair value being recognized in earnings from operations.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014 (dollars in thousands):

	Years ended December 31,
	2015	2014	Change	% Change
Revenue:
Medical devices	$4,252	$2,924	$1,328	45%
Engineering services	4,409	2,403	2,006	83%
Total revenue	8,661	5,327	3,334	63%

Cost of revenue:
Medical devices	3,926	2,048	1,878	92%
Engineering services	3,556	1,720	1,836	107%
Total cost of revenue	7,482	3,768	3,714	99%

Gross profit	1,179	1,559	(380)	-24%

Operating expenses:
Sales and marketing	9,258	7,085	2,173	31%
Research and development	6,480	3,868	2,612	68%
General and administrative	7,002	7,400	(398)	-5%
Total operating expenses	22,740	18,353	4,387	24%

Loss from operations	(21,561)	(16,794)	(4,767)	28%

Other income (expense):
Interest expense	(13)	(435)	422	-97%
Warrant issuance expense	(487)	-	(487)	100%
Gain (loss) on warrant liability	2,505	(16,485)	18,990	-115%
Interest income	11	6	5	83%
Other expense, net	(45)	(61)	16	-26%
Total other income (expense), net	1,971	(16,975)	18,946	-112%

Net loss	(19,590)	(33,769)	14,179	-42%

Less: Preferred deemed dividend	4,655	-	4,655	100%
Net loss applicable to common shareholders	$(24,245)	$(33,769)	$9,524	-28%

Revenue

Medical device revenue increased $1.3 million, or 45%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a 50% increase in the recognition of revenue resulting from the amortization of deferred revenue associated with medical device sales. Engineering services revenue increased $2.0 million, or 83%, primarily due to an overall increase in revenue generating projects.

Gross Profit

Gross profit decreased $0.4 million, or 24%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a decrease in our medical device segment of $0.6 million, or 63%. This decrease in our medical device segment primarily relates to an increase in service costs as a result of an accelerated maintenance program, field corrections, and the implementation of technological improvements developed subsequent to units being placed into service. We recognize service costs on an as-incurred basis, which exceeded the increase in associated revenue during 2015 compared to 2014. We continue to evaluate this level of increased expenses associated with fleet enhancements and expect these costs to increase in 2016. Gross profit for our engineering services increased $0.2 million, or 25%, primarily driven by a better balance of higher margin projects in 2015 compared to 2014.

Operating Expenses

Sales and marketing expenses increased $2.2 million, or 31%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase of $0.7 million in compensation expense, which included a non-cash stock-based compensation increase of $0.2 million, as a result of an increase in employee headcount. We also experienced an increase of $0.7 million related to the increase of the use of market research consultants, trade show presence, and website and social media activities in connection with ramping up our marketing efforts.

Research and development expenses increased $2.6 million, or 68%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. We experienced a $1.7 million increase in employee compensation expense, which included a non-cash stock-based compensation increase of $0.2 million, as a result of an increase in employee headcount. During 2015, our new industrial business contributed an additional $1.0 million to research and development expense.

General and administrative expenses decreased $0.4 million, or 5%, during the year ended December 31, 2015 compared to the year ended December 31, 2014, partially due to the absence in 2015 of a one-time bonus pay out of $0.3 million and professional services fees both associated with the 2014 private placement offering. General and administrative expense in 2015 included an increase in non-cash stock-based compensation of $0.1 million.

Other Income (Expense), Net

Other income (expense), net reflects a change of $19.0 million, or 112%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The 2015 results reflect the effect of the December 2015 issuance of warrants to purchase 14.9 million shares of common stock in conjunction with our issuance of 15,000 shares of Series A convertible preferred stock. The warrants were initially valued at $11.7 million and a warrant liability was recorded. Due to a decrease in our per share stock price from the transaction date to December 31, 2015, the warrant liability was reduced by $2.5 million, resulting in a non-cash gain. The results for 2014 reflect the issuance of warrants during the Merger and subsequent PPO, that due to an anti-dilutive featue of the warrants then in effect, resulted in a non-cash charge of $16.5 million. See Note 13 on our consolidated financial statements under the caption, “Capitalization and Equity Structure – Warrants” for a description of the warrants, including the method and inputs used to estimate their fair value.

Preferred Deemed Dividend

On December 23, 2015, the Company entered into an agreement to sell 15,000 shares of Series A convertible preferred stock and warrants to purchase 14.9 million shares of the Company’s common stock, for cash of $13.7 million, net of issuance cost, of which $0.2 million was paid in 2016. Because the preferred shares were in-the-money on the date of issuance, the Company recognized a beneficial conversion feature of $3.3 million that was recorded as a non-cash preferred deemed dividend. In December 2015, 1,737 shares of Preferred Shares were converted into 1,720,003 million shares of common stock resulting in an additional $1.4 million non-cash preferred deemed dividend that related to the accretion of the discount associated with the warrants and stock issuance costs. Total preferred deemed dividends for the year were $4.7 million. See Note 13 on our consolidated financial statements under the caption, “Capitalization and Equity Structure – Convertible Preferred Stock” for a additional information.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013 (dollars in thousands):

	Years ended December 31,
	2014	2013	Change	% Change
Revenue:
Medical devices	$2,924	$1,612	$1,312	81%
Engineering services	2,403	1,690	713	42%
Total revenue	5,327	3,302	2,025	61%

Cost of revenue:
Medical devices	2,048	1,461	587	40%
Engineering services	1,720	1,254	466	37%
Total cost of revenue	3,768	2,715	1,053	39%

Gross profit	1,559	587	972	166%

Operating expenses:
Sales and marketing	7,085	4,291	2,794	65%
Research and development	3,868	2,677	1,191	44%
General and administrative	7,400	3,913	3,487	89%
Total operating expenses	18,353	10,881	7,472	69%

Loss from operations	(16,794)	(10,294)	(6,500)	63%

Other income (expense):
Interest expense	(435)	(1,726)	1,291	-75%
(Loss) gain on warrant liability	(16,485)	186	(16,671)	-
Interest income	6	5	1	20%
Other expense, net	(61)	(58)	(3)	5%
Total other (expense) income, net	(16,975)	(1,593)	(15,382)	966%

Net loss	$(33,769)	$(11,887)	$(21,882)	184%

Revenue

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

Gross Profit

Overall, gross profit increased by approximately $1.0 million, or 166%, as compared to the year ended December 31, 2013. Our medical device gross profit increased by $0.7 million, or 480%, due to an increase of 52 units in the field. Engineering services gross profit increased by $0.2 million, or 57%, due primarily to a new revenue generating project with the U.S. Special Operations Command.

Operating Expenses

Sales and marketing expenses increased $2.8 million, or 65%, as compared to the year ended December 31, 2013 largely from an increase of $1.3 million in compensation related costs. In 2013, compensation costs were kept low pending an inflow of investment capital. In addition, travel costs increased by $0.4 million, reflecting greater sales efforts, and stock compensation increased by $0.2 million, as a result of grants made during 2014. The fact that the Company went public in early 2014 lead to a greater media presence during the year, which caused an increase in marketing related expenses by $0.6 million compared to 2013.

Research and development expenses increased $1.2 million, or 44%, as compared to the year ended December 31, 2013 primarily from an increase of $0.6 million in compensation related costs. As noted above, compensation costs were kept low in 2013 pending an inflow of investment capital. In addition, head count increased from approximately 13 employees at the end of 2013 to approximately 24 employees at the end of 2014. Patent related expenses increased by approximately $0.2 million in 2014 compared to 2013.

General and administrative expenses increased $3.5 million, or 89%, as compared to the year ended December 31, 2013, due primarily to a $1.8 million increase in compensation-related costs as compared to the year ended December 31, 2013. As noted above, compensation costs were kept low in 2013 pending an inflow of investment capital. In addition, we incurred $1.6 million in professional services fees primarily related to the merger, public company requirements and investor relations expenses.

Other Income (Expense), Net

Total other income (expense), net reflected an increase of $15.4 million as compared to the year ended December 31, 2013 primarily from a $16.7 million net change in non-cash charges relating to outstanding warrants. The $16.5 million of warrant liability charges in 2014 were attributable to warrants issued in the private placement offering in January and February 2014. Due to an anti-dilution provision in the warrants, we were required to classify the warrants as a liability and to adjust their value to market at each measurement period. In November 2014, the holders of a majority of the then outstanding warrants approved an amendment to remove the price-based anti-dilution provisions in the warrants. As a result, the warrants were no longer recorded as a liability effective November 2014 because they met the criteria for equity treatment. Interest expense decreased $1.3 million in 2014 as compared to 2013 due to the repayment of outstanding debt in January 2014.

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

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. We have incurred net losses of $19.6 million, $33.8 million and $11.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, our operating activities have used $18.3 million, $15.0 million and $9.1 million in cash for the years ended December 31, 2015, 2014, and 2013, respectively.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. We have also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to our accumulated deficit. As of December 31, 2015, we had an accumulated deficit of $91.4 million.

Cash on hand at December 31, 2015 was $19.6 million, compared to $25.2 million at December 31, 2014. Based upon our current twelve-month average monthly net use of cash of approximately $1.5 million and assuming increases in current revenue, offset by incremental net use of cash for increased sales and marketing and research and development, and a potential increase in rental activity from our medical device business, we believe we have sufficient resources to meet our financial obligations into the first quarter of 2017.

Our actual capital requirements may vary significantly and will depend on many factors. For example, we plan to continue to increase our investments (i) in our clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, we will require significant additional financing in the future, which we intend to raise through corporate collaborations, public or private equity offerings, debt financings or warrant solicitations within the next two to four quarters. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years Ended December 31,
	2015	2014	2013

Cash, beginning of period	$25,190	$805	$1,738
Net cash used in operating activities	(18,269)	(15,007)	(9,063)
Net cash used in investing activities	(1,492)	(1,487)	(379)
Net cash provided by financing activities	14,123	40,879	8,509
Cash, end of period	$19,552	$25,190	$805

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2015 was driven by our $19.6 million net loss, partially offset by $0.6 million of non-cash charges. Non-cash charges included $1.7 million of stock compensation expense and $0.9 million of depreciation and amortization expense, offset by a $2.5 million gain from the revaluation of warrants issued in our December 2015 financing.

Net cash used in operating activities during the year ended December 31, 2014 was driven by our $33.8 million net loss, partially offset by $18.5 million in non-cash charges. Non-cash charges included $16.5 million that was attributable to warrants issued in the private placement offering in January and February 2014. Due to an anti-dilution provision in the warrants, we were required to classify the warrants as a liability and to adjust their value to market at each reporting period.

Net cash used in operating activities during the year ended December 31, 2013 was driven by our $11.9 million net loss, partially offset by $1.9 million in non-cash charges. A net $0.7 million of deferred revenue and deferred cost of revenue positively impacted operating cash flows for the year.

Net Cash Used in Investing Activities

Net cash used in investing activities of $1.5 million, $1.5 million, and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations, loaners to current customers, and as rental units.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $14.1 million during the year ended December 31, 2015 included a net $13.9 million from the December 2015 issuance of 15,000 Convertible Preferred Shares and Warrants to purchase 14.9 million shares of common stock.

Net cash provided by financing activities of $40.9 million during the year ended December 31, 2014 included a net $22.0 million from the private placement offering in January and February, 2014 and $21.4 million from the exercise of warrants in November 2014. The proceeds from the 2014 private placement offering were in turn used to retire $2.6 million of outstanding debt.

Net cash provided by financing activities of $8.5 million during the year ended December 31, 2013 was driven by the issuance of convertible preferred stock and convertible bridge notes that netted $10.1 million in cash, offset by principal payments on notes payable of $1.8 million.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2015 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2015.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
Facility operating lease	$941	$457	$238	$82	$82	$82
Capital lease	178	42	40	37	37	22
Leasehold improvement loan	68	48	20	-	-	-
Equipois supply agreement	157	157	-	-	-	-
Total	$1,344	$704	$298	$119	$119	$104

The amount above under Equipois supply agreement reflects the minimum purchase amount under the agreement, with a maximum purchase amount that may be due of $0.5 million. The agreement is set to expire on December 31, 2016, unless mutually extended by the parties.

In addition to the table above, which reflects only fixed payment obligations, we have two license agreements to maintain exclusive rights to certain patents. Under these license agreements, we are required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, we will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The license agreements also stipulate minimum annual royalties of $50,000 per year.

In connection with our acquisition of Equipois in December 2015, we assumed the rights and obligations of Equipois under a license agreement with Garrett Brown, the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants us an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, we will be required to pay Mr. Brown a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

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

We report our financial results in U.S. dollars; however we conduct business in foreign countries. A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and British Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2015, sales denominated in foreign currencies were approximately 11% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.2 million decrease to billed revenues for 2015.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ekso Bionics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Ekso Bionics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ekso Bionics Holdings, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ekso Bionics Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ekso Bionics Holdings, Inc.

We have audited Ekso Bionics Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ekso Bionics Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ekso Bionics Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 of Ekso Bionics Holdings, Inc. and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 14, 2016

Ekso Bionics Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2015	2014

Assets
Current assets:
Cash	$19,552	$25,190
Accounts receivable less allowance of $93 and $55	2,069	1,549
Inventories, net	1,056	622
Prepaid expenses and other current assets	436	388
Deferred cost of revenue, current	2,088	1,551
Total current assets	25,201	29,300
Property and equipment, net	2,625	2,102
Deferred cost of revenue	2,502	2,017
Intangible assets, net	1,584	55
Goodwill	189	-
Other assets	97	-
Total assets	$32,198	$33,474

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,694	$783
Accrued liabilities	1,885	2,378
Deferred revenues, current	3,960	3,412
Capital lease obligation, current	80	41
Total current liabilities	8,619	6,614
Deferred revenues	4,613	3,895
Warrant liability	9,195	-
Contingent consideration liability	768	-
Other non-current liabilities	195	165
Total liabilities	23,390	10,674
Commitments and contingencies (Note 16) Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized at December 31, 2015 and 2014; 13 and none issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Common stock, $0.001 par value; 500,000 shares authorized at December 31, 2015 and 2014; 105,191 and 101,622, shares issued and outstanding at December 31, 2015 and 2014, respectively	105	102
Additional paid-in capital	100,094	94,499
Accumulated deficit	(91,391)	(71,801)
Total stockholders' equity	8,808	22,800
Total liabilities and stockholders' equity	$32,198	$33,474

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2015	2014	2013
Revenue
Medical devices	$4,252	$2,924	$1,612
Engineering services	4,409	2,403	1,690
Total revenue	8,661	5,327	3,302

Cost of revenue
Medical devices	3,926	2,048	1,461
Engineering services	3,556	1,720	1,254
Total cost of revenue	7,482	3,768	2,715

Gross profit	1,179	1,559	587

Operating expenses
Sales and marketing	9,258	7,085	4,291
Research and development	6,480	3,868	2,677
General and administrative	7,002	7,400	3,913
Total operating expenses	22,740	18,353	10,881

Loss from operations	(21,561)	(16,794)	(10,294)

Other income (expense)
Interest expense	(13)	(435)	(1,726)
Warrant issuance expense	(487)	-	-
Gain (loss) on warrant liability	2,505	(16,485)	186
Interest income	11	6	5
Other expense, net	(45)	(61)	(58)
Total other income (expense), net	1,971	(16,975)	(1,593)

Net loss	(19,590)	(33,769)	(11,887)

Less: Preferred deemed dividend	4,655	-	-
Net loss applicable to common shareholders	$(24,245)	$(33,769)	$(11,887)

Basic net loss per share	$(0.24)	$(0.43)	$(0.57)

Diluted net loss per share	$(0.26)	$(0.43)	$(0.57)

Weighted average shares outstanding, basic	102,241	78,264	20,977

Weighted average shares outstanding, diluted	102,265	78,264	20,977

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2012	15,799	$16,676	15,066	$10	$1,048	$(26,145)	$(25,087)
Issuance of Series B convertible preferred stock at $2.10 per share issued in exchange for cash	4,083	4,294	-	-	-	-	-
Issuance of Series B convertible preferred stock upon conversion of convertible debt and accrued interest	6,041	6,490	-	-	-	-	-
Common stock warrants issued in connection with issuance of Series B convertible preferred stock	-	(136)	-	-	136	-	136
Issuance of common stock upon exercise of stock options	-	-	771	-	65	-	65
Common stock repurchased	-	-	(2)	-	-	-	-
Vesting of early exercised options	-	-	-	-	4		4
Stock-based compensation expense	-	-	-	-	396	-	396
Effect of merger and recapitalization of share amounts	-	-	-	6	(6)	-	-
Issuance of shares to stockholders of Ekso Bionics Holdings Inc.	-	-	5,280	5	(5)	-	-
Net loss	-	-	-	-	-	(11,887)	(11,887)
Balance at December 31, 2013 (See Note 3)	25,923	27,324	21,115	21	1,638	(38,032)	(36,373)
Issuance of common stock upon exercise of options			90	-	2	-	2
Fair value of warrant liability transferred to equity upon net exercise	767			-	282	-	282
Conversion of preferred stock	(26,691)	(27,324)	26,691	27	27,297	-	27,324
Balance at January 15, 2014 before Merger and PPO	-	-	47,896	48	29,219	(38,032)	(8,765)

PPO shares issued for cash	-	-	25,300	25	25,275	-	25,300
PPO shares issued upon conversion of 2013 Bridge Notes	-	-	5,000	5	5,077	-	5,082
Shares issued to consultant in PPO			250	-	-	-	-
Fair value of warrant obligation transferred to equity	-	-	-		96	-	96
Unamortized debt discounts transferred to equity	-	-	-	-	(947)	-	(947)
Offering costs of PPO shares	-	-	-	-	(3,339)	-	(3,339)
Issuance of common stock warrants at fair value	-	-	-	-	(10,614)	-	(10,614)
Balance at January 15, 2014 after Merger and PPO	-	-	78,446	78	44,767	(38,032)	6,813
Issuance of common stock from exercise of warrants	-	-	22,881	23	21,389	-	21,412
Fair value of warrant anti-dilution feature transferred to equity	-	-	-	-	27,099	-	27,099
Issuance of common stock upon exercise of stock options	-	-	295	1	101	-	102
Stock-based compensation expense	-	-	-	-	1,143	-	1,143
Net loss	-	-	-	-		(33,769)	(33,769)
Balance at December 31, 2014	-	-	101,622	102	94,499	(71,801)	22,800
Issuance of Series A convertible preferred stock, net of issuance costs of $782	15	-	-	-	14,218	-	14,218
Issuance of warrants in connection with Series A convertible preferred stock recorded as a warrant liability	-	-	-	-	(11,700)	-	(11,700)
Beneficial conversion feature on Series A preferred stock	-	-	-	-	3,300	-	3,300
Conversion of Series A convertible preferred stock to common stock and accretion of Series A convertible preferred stock discount	(2)	-	1,720	1	1,355	-	1,356
Deemed dividend on Series A convertible preferred stock	-	-	-	-	(4,655)	-	(4,655)
Issuance of common stock for assets acquired from Equipois	-	-	781	1	1,070	-	1,071
Issuance of common stock upon exercise of warrants	-	-	51	-	52	-	52
Issuance of common stock upon exercise of stock options	-	-	1,017	1	224	-	225
Stock-based compensation expense	-	-	-	-	1,731	-	1,731
Net loss	-	-	-	-	-	(19,590)	(19,590)
Balance at December 31 , 2015	13	$-	105,191	$105	$100,094	$(91,391)	$8,808

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Years ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(19,590)	$(33,769)	$(11,887)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	933	745	469
Inventory allowance expense	34	(36)	(8)
Amortization of deferred rent	(37)	(36)	(36)
Amortization of debt discounts	-	208	169
Finance cost attributable to issuance of warrants	487	-	-
Amortization of notes payable offering costs	-	-	21
Interest expense accrued to convertible notes	-	20	231
Interest income added to note receivable from stockholder	-	3	-
Adjustment to record convertible note at fair value	-	-	799
Stock-based compensation expense	1,731	1,143	391
(Gain) loss on change in fair value of warrant liability	(2,505)	16,485	(186)
Changes in operating assets and liabilities
Accounts receivable	(520)	(1,000)	239
Inventories	(200)	354	(102)
Prepaid expense and other assets current and noncurrent	(91)	(36)	(87)
Deferred cost of revenue	(1,022)	(1,995)	(442)
Accounts payable	1,738	(716)	(231)
Accrued liabilities	(493)	944	433
Deferred revenues	1,266	2,679	1,164
Net cash used in operating activities	(18,269)	(15,007)	(9,063)
Investing activities
Acquisition of property and equipment, net	(1,492)	(1,487)	(379)
Net cash used in investing activities	(1,492)	(1,487)	(379)
Financing activities
Proceeds from issuance of 2012 Series B convertible bridge notes, net	-	-	2,000
Proceeds from issuance of 2013 Series B convertible bridge notes, net	-	-	4,929
Principal payments on notes payable	(60)	(2,596)	(1,829)
Payment for private placement offering	-	-	(948)
Proceeds from issuance of convertible preferred stock and warrants, net	13,906	-	4,152
Proceeds from exercise of stock options	225	102	205
Proceeds from exercise of common stock warrants	52	21,412	-
Proceeds from issuance of common stock, net	-	21,961	-
Net cash provided by financing activities	14,123	40,879	8,509
Net (decrease) increase in cash	(5,638)	24,385	(933)
Cash at beginning of the period	25,190	805	1,738
Cash at end of the period	$19,552	$25,190	$805

Supplemental disclosure of cash flow activities
Cash paid for interest	$12	$138	$633
Cash paid for income taxes	$5	$38	$25

Supplemental disclosure of non-cash activities
Acquisition of property and equipment with capital lease	$166	$-	$-
Preferred deemed dividend to common shareholders in connection with
anti-dilution feature associated with issuance of Series A preferred warrants	$4,655	$-	$-
Issuance of Series A preferred stock warrants	$11,700	$-	$-
Acquisition of Equipois assets with common stock and contingent consideration liability	$1,839	$-	$-
Preferred stock and common stock warrants issued to lender	$-	$-	$5
Conversion of convertible notes into Series B convertible preferred stock	$-	$-	$6,490
Common stock warrants issued in connection with Series B convertible preferred stock offering	$-	$-	$169
Conversion of bridge loan to common stock	$-	$5,082	$-
Conversion of convertible preferred stock to common stock	$-	$27,324	$-
Conversion of preferred stock warrants to common stock warrants	$-	$282	$-
Transfer of warrant liability to equity	$-	$27,099	$-
Vesting of early exercised stock options	$-	$-	$5

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1. Organization

Description of Business

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. named Ekso Acquisition Corp. merged with and into Ekso Bionics, Inc. (the “Merger”). Ekso Bionics, Inc. was the surviving corporation and became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. As a result of this transaction, Ekso Bionics Holdings, Inc. discontinued its pre-merger operations, acquired the business of Ekso Bionics, Inc. and continues the operations of Ekso Bionics, Inc. as a publicly traded company. See Note 3, The Merger, Offering and Other Related Matters. Ekso Bionics, Inc. was incorporated in January 2005 in the State of Delaware.

As used in these notes to the consolidated financial statements, the term “the Company” refers to Ekso Bionics Holdings, Inc. formerly known as PN Med Group, Inc., and its wholly-owned subsidiaries, including Ekso Bionics, Inc. after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger. Unless otherwise indicated, all dollar and share amounts included in these notes to the financial statements are in thousands.

The Company designs, develops, and sells exoskeletons that augment human strength, endurance and mobility. The Company’s exoskeletons have applications in health care, industrial, military, and consumer markets.

Liquidity

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of December 31, 2015, the Company had an accumulated deficit of $91,391.

Cash on hand at December 31, 2015 was $19,552, compared to $25,190 at December 31, 2014. For the year ended December 31, 2015, the Company used $18,269 of cash in operations compared to $15,007 for the year ended December 31, 2014.

Based upon the Company’s current twelve-month average monthly net use of cash of approximately $1,520 and assuming increases in current revenue, offset by incremental net use of cash for increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2017.

The Company’s actual capital requirements may vary significantly and will depend on many factors. For example, the Company plans to continue to increase its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings or warrant solicitations within the next two to four quarters. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: revenue recognition, deferred revenue and the deferral of associated costs, valuation of acquired intangible assets and goodwill, useful lives assigned to long-lived assets, realizability of deferred tax assets, valuation of common and preferred stock warrants, the valuation of options, and contingencies. Actual results could differ from those estimates.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in other comprehensive (loss) income. Where the U.S. dollar is the functional currency, re-measurement adjustments are recorded in other income, net in the accompanying consolidated statements of operations.

Gains and losses realized from transactions, including related party balances not considered permanent investments, that are denominated in currencies other than an entity’s functional currency are included in other income, net in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive loss for the periods presented was comprised solely of the Company’s consolidated net loss. Comprehensive loss for the years ended December 31, 2015, 2014 and 2013 was $19,590, $33,769, and $11,887, respectively. There were no changes in equity that were excluded from the Company’s consolidated net loss for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash is deposited in bank accounts with the Company’s primary cash management bank. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. The Company did not have any cash equivalents or investments in money market funds as of December 31, 2015 and 2014.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains our cash accounts in excess of federally insured limits. However, the Company believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.  The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provide an allowance for credit losses, as needed. The Company has not experienced material losses related to accounts receivable as of December 31, 2015 and December 31, 2014. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign contracts.

In 2015, the Company had one customer with accounts receivable balances totaling 10% or more of the Company’s total accounts receivable (10%) compared with two customers in 2014 (22% and 11%).

In 2015, the Company had one customer with billed revenue of 10% or more of the Company’s total customer revenue (33%), compared with one customer in 2014 (12%) and two customers in 2013 (19% and 10%).

Note Receivable

The Company has a note receivable from a customer for $101 with an annual interest rate of 5%, principal payments based on future purchases that matured on September 30, 2015. On the maturity date, the note was extended for an additional year and is included as a component of prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. No principal payments have been made against the note.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of ten years or the related term of the lease.

The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation or amortization are removed from the accompanying Consolidated Balance Sheets, with any gain or loss reflected in the accompanying Consolidated Statements of Operations. The Company has evaluated its lease obligations and does not have any material asset retirement obligations.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment, or intangible assets was impaired as of December 31, 2015 and 2014. Accordingly, no impairment loss has been recognized in the years ended December 31, 2015, 2014 and 2013.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. We perform impairment tests using a fair value approach when necessary. For further discussion of goodwill, see Note 4: Acquisition.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Common Stock Warrant Liability

For warrants where there is a possibility that we may have to settle the warrants in cash, or for warrants with price-based anti dilution features, we record the fair value of the issued warrants as a liability at each reporting date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statements of operations. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on our part.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

Contingent consideration, if any, is recorded at the acquisition date based upon the estimated fair value of the contingent payments. The fair value of the contingent consideration is re-measured each reporting period with any adjustments in fair value being recognized in earnings from operations.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

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

Medical Device Revenue and Cost of Revenue Recognition

The Company builds medical device robotic exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor and overhead in connection with manufacture and assembly of these units.

Through December 31, 2015, the sale of an exoskeleton, associated software, training, support and maintenance were deemed as a single unit of accounting due to the uncertainty of follow up maintenance service agreements which were forecast to extend to three years. Accordingly, the sales amount of an exoskeleton and its associated cost were deferred at the time of shipment. Upon completion of training, such amounts were recognized as revenue and cost of revenue over a three year period on a straight line basis.

Engineering Services Revenue and Cost of Revenue

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

Government grants, which support the Company’s research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grant awards. Grant revenue is recognized as the associated project labor hours are incurred in relation to total labor hours. There are some grants, such as the National Science Foundation grants, of which the Company draws upon and spends based on budgets preapproved by the grantor.

The cost of engineering services revenue includes payroll and benefits, subcontractor expenses and materials. All costs related to engineering services are expensed as incurred and reported as cost of revenue.

Research and Development

Research and development costs consist of costs incurred for internal research and development activities. These costs primarily include salaries and other personnel-related expenses, contractor fees, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility. Such costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded in sales and marketing expense as incurred. Advertising expense was $25, $1, and $6 for the years ended December 31, 2015, 2014 and 2013, respectively.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

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

The Company’s determination of the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because there is insufficient information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin No. 110. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

The Company has, from time to time, modified the terms of its stock options to employees. The Company accounts for the incremental increase in the fair value over the original award on the date of the modification as an expense for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock, adjusted to include conversion of certain stock options and warrants for common stock during the period, as follows:

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

	Years ended December 31,
	2015	2014	2013
Numerator:
Net loss applicable to common stockholders
Basic	$(24,245)	$(33,769)	$(11,887)
Adjustment for gain on fair value of warrant liability	(2,505)	-	-
Diluted	$(26,750)	$(33,769)	$(11,887)

Denominator
Weighted-average number of shares for basic net loss per share	102,241	78,264	20,977
Effect of dilutive shares	24	-	-
Weighted-average number of shares for dilutive net loss per share	102,265	78,264	20,977

Net loss per share
Basic	$(0.24)	$(0.43)	$(0.57)
Diluted	$(0.26)	$(0.43)	$(0.57)

The following potential dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Years ended December 31,
	2015	2014	2013
Options to purchase common stock	13,743	10,791	7,555
Warrants for common stock	13,745	13,796	1,389
Common stock issuable upon conversion of preferred shares	13,131	-	-
Total common stock equivalents	40,619	24,587	8,944

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. Under ASU No. 2014-15, an entity’s management is to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If such conditions are identified, management is to consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt, with the findings disclosed in the financial statements of the entity. ASU No. 2014-15 is effective for annual reporting periods beginning on or after December 15, 2016 and early adoption is permitted. Management is in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was amended in August 2015 pursuant to ASU 2015-14 that deferred the effective date. ASU 2014-09 outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance, and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities adopting the standard have the option of using either a full retrospective or modified retrospective approach in the application of this guidance. ASU 2014-09 and ASU 2015-14 will be effective for the Company during the first quarter of its fiscal year 2018. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

In July 2015, the FASB issued Accounting Standards Update 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), which requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for the Company during the first quarter of its fiscal year 2017 and must be applied on a prospective basis. Early adoption is permitted. The Company does not anticipate the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. For finance leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at  the present value of the lease payments, in the statement of financial position, (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income, and (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

3. Merger, Offering and Other Related Transactions

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

On January 15, 2014, Holdings and a newly formed wholly-owned subsidiary of Holdings, Ekso Acquisition Corp. (“Acquisition Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ekso Bionics. Under the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, with Ekso Bionics remaining as the surviving corporation and with the stockholders of Ekso Bionics exchanging all of their common stock, preferred stock and warrants to purchase preferred stock issued and outstanding immediately prior to the closing of the Merger into an aggregate of 42,616 shares of Holdings’ common stock and warrants to purchase 621 shares of common stock. In addition, options to purchase 4,989 shares of common stock of Ekso Bionics were converted into options to purchase 7,602 shares of common stock of Holdings. These shares are in addition to 5,280 outstanding shares of Holdings common stock held by certain pre-Merger stockholders of Holdings, consisting of 4,501 shares held by such stockholders prior to the Merger and an additional 779 shares issued to such stockholders pursuant to a provision in the Merger Agreement requiring the Company to issue a number of shares such that the aggregate ownership of the pre-Merger stockholders (not including any shares of common stock purchased by them in the private placement offering described below) remained approximately 6.8% of the outstanding common stock of the Company following the Merger.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, Holdings transferred all of its pre-Merger operating assets and liabilities to a newly formed wholly-owned special-purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to two individuals who were the pre-Merger majority stockholders of Holdings and Holdings’ former officers and sole director (the “Split-Off”), in consideration of and in exchange for (a) the surrender and cancellation of an aggregate of all shares of Holdings’ common stock held by such individuals (which were cancelled and resumed the status of authorized but unissued shares of the Company’s common stock) and (b) certain representations, covenants and indemnities.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

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

Retroactive Conversion of all Share and Per Share Amounts

In accordance with reverse merger accounting guidance, amounts for Ekso Bionics’ historical (pre-merger) common stock, preferred stock and warrants and options to purchase common stock including share and per share amounts have been retroactively adjusted using their respective exchange ratios in these financial statements, except for the pre-Merger amounts shown in the consolidated statement of stockholders’ equity (deficit) or unless otherwise disclosed. The conversion ratios were 1.5238, 1.6290, 1.9548 and 1.9548 for shares of common stock; Series A preferred stock, Series A-2 preferred stock and Series B preferred stock, respectively.

Repayment of 2013 Bridge Note

In November 2013, in anticipation of the Merger and related private placement offering, Ekso Bionics completed a private placement to accredited investors of $5,000 of its senior subordinated secured convertible notes (the “2013 Bridge Notes”). Upon the closing of the Merger and the private placement offering described below, the $5,000 in outstanding principal and $83 of accrued interest of the 2013 Bridge Notes automatically converted into 5,000 Units (as defined below), and investors in the 2013 Bridge Notes received warrants to purchase 2,500 shares of common stock at an exercise price of $1.00 per share for a term of three years (the “Bridge Warrants”). The Bridge Warrants had weighted average anti-dilution protection, subject to customary exceptions.

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company held a closing of a private placement offering (the “PPO”) in which it sold 20,580 Units at a purchase price of $1.00 per Unit, with each Unit consisting of one share of common stock plus a warrant (the “PPO Warrants”) to purchase an additional share of common stock of the Company at $2.00 per share with a five year term (the “Units”). Included in the initial Unit sales were 5,000 Units that were issued upon conversion of the 2013 Bridge Notes mentioned above. Between January 29, 2014 and February 6, 2014, the Company issued an additional 9,720 Units in subsequent closings of the PPO. As a result of issuing a total of 30,300 Units: (a) the Company received gross proceeds of $25,300, (b) $5,083 of debt and accrued interest attributable to the 2013 Bridge Notes was settled with the issuance of 5,000 Units, (c) a net of $2,553, of the Company’s then senior note payable was paid off, and (d) the Company incurred offering costs of $3,338.

Investors in the Units had weighted average anti-dilution protection with respect to the shares of common stock included in the Units if within 24 months after the final closing of the PPO the Company issued additional shares of common stock or common stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2014 Equity Incentive Plan) for consideration per share less than $1.00. The PPO Warrants had weighted average anti-dilution protection, subject to customary exceptions.

In connection with the conversion of the 2013 Bridge Notes and the PPO, the placement agent for the PPO and its sub-agents were paid an aggregate commission of $3,030 and were issued warrants to purchase an aggregate of 500 shares of the Company’s common stock, with an exercise price per share of $1.00 and a term of five years (“Bridge Agent Warrants”) and warrants to purchase an aggregate of 2,500 shares of common stock with a term of five years and an exercise price of $1.00 per share (the “PPO Agent Warrants”). The Bridge Agent Warrants and PPO Agent Warrants had weighted average anti-dilution protection, subject to customary exceptions.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Offer to Amend and Exercise

In November 2014, the Company consummated an offer to amend and exercise (the “Offer to Amend and Exercise”) its PPO Warrants at a temporarily reduced exercise price. Pursuant to the Offer to Amend and Exercise, an aggregate of 22,756 PPO Warrants were tendered by their holders and were amended to reduce the exercise price from $2.00 to $1.00 per share of common stock, and to restrict the ability of the holder of shares issuable upon exercise of the amended warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of 50 days from November 20, 2014.

In connection with the Offer to Amend and Exercise, the holders of a majority of the then outstanding PPO Warrants, Bridge Warrants, PPO Agent Warrants and Bridge Agent Warrants approved an amendment to remove the price-based anti-dilution provisions in those warrants (see Note 13, Capitalization and Equity Structure - Warrants).

2014 Equity Incentive Plan

Before the Merger, the Board of Directors adopted, and the stockholders approved, the 2014 Equity Incentive Plan, which provided for the issuance of incentive awards constituting up to 14,410 shares of common stock to officers, key employees, consultants and directors. In connection with the Merger, options to purchase Ekso Bionics common stock outstanding immediately prior to the Merger were converted into options to purchase an aggregate of 7,602 shares of Holdings issued under the 2014 Equity Incentive Plan. On the closing of the Merger, the Board granted to officers and directors options to purchase an aggregate of 2,300 shares of common stock under the 2014 Equity Incentive Plan.

Subsequent to the Merger, on June 10, 2015, the Board submitted to the stockholders and the stockholders approved an amendment of the 2014 Plan to increase the maximum number of shares of common stock that may be issued under the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) by 11,590 shares to 26,000 shares.

4. Acquisition

On December 1, 2015, the Company acquired substantially all of the assets of Equipois, LLC, a New Hampshire limited liability company (“Equipois”), for an initial payment of approximately $1.1 million of the Company’s common stock pursuant to an asset purchase agreement among the Company, Ekso Bionics, Inc., Equipois and Allard Nazarian Group, Inc. ( the “Asset Purchase Agreement”). The Company will potentially make additional payments in shares of the Company’s common stock or cash upon the achievement of certain financial targets for the period from January 1, 2016 through December 31, 2018.

The Company accounted for the acquisition as a business combination by applying the acquisition method, and accordingly, the purchase price of $1,839 was allocated to the assets assumed based on their fair values at the acquisition date. The excess of the purchase price over the assets of $189 was recorded as goodwill. The goodwill recognized is attributed primarily to expected synergies of Equipois with the Company. The Company is in the process of finalizing the purchase allocation, and accordingly the provisional measures of deferred income taxes and goodwill are subject to change. From the acquisition date and as of December 31, 2015, there were no changes in the recognized amounts of goodwill resulting from the acquisition. For the year ended December 31, 2015, the Company did not recognize any revenue related to the Equipois acquisition.

The acquired assets consist of mechanical balance and support arms technologies, including the rights to the zeroG® and X-Ar® products. The acquired assets were integral to the Equipois business and include patents, trademarks and other intellectual property rights as well as certain tools and product designs and specifications.  The Company also assumed the rights and obligations of Equipois under certain intellectual property license agreements.  The Company did not assume any other obligations of Equipois.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The total purchase price is summarized as follows:

Amount
Stock consideration (781 shares)	$1,071
Estimated contingent consideration	768
Total purchase price	$1,839

The fair value of the 781 shares of common stock issued was determined based on the closing market price of the Company’s common shares on the acquisition date.

In connection with the acquisition, the parties entered into a supply agreement pursuant to which Equipois will supply products to the Company during a post-closing transition period expiring December 31, 2016 unless mutually extended by the parties (the “Supply Agreement”), and a reseller agreement pursuant to which Equipois may purchase and resell the products to certain current Equipois customers for a three-year term (the “Reseller Agreement”). Under the Supply Agreement, the Company is obligated to make a minimum purchase of $157 and a maximum purchase of $521.

The fair value of the contingent consideration resulting from the Supply Agreement and Reseller Agreement requires the Company to pay $500 in additional shares of the Company’s common stock on December 31, 2016 or earlier, in the event that the Company terminates the Supply Agreement without cause or if Equipois terminates the Supply Agreement for cause. In addition, an annual contingent consideration payment of between $125 and $375 payable in shares of the Company’s common stock is due if the Company and Equipois meet certain product sales targets for each of the calendar years 2016, 2017 and 2018. Upon the termination of the Reseller Agreement by the Company without cause, the Company will pay to Equipois a final contingent consideration payment, payable in shares of the Company’s common stock, such that the total consideration received by Equipois under the Asset Purchase Agreement, including the shares issued upon closing, the additional shares issued upon termination of the Supply Agreement and the annual contingent consideration payments are not less than the sum  of (a) 7.5 multiplied by 10% of specified product revenues of Equipois during the preceding four complete quarters, plus (b) 7.5 multiplied by 5% of specified product revenues of the Company during the preceding four complete quarters.

The Asset Purchase Agreement also provides for the election of a buyout payment by either the Company or Equipois which is payable in shares of the Company’s common stock. Upon the election of the buyout payment by either party, the Reseller Agreement is terminated and the buyout payment will be considered in lieu of any further annual or final earn-out payments. The buyout payment ranges from total consideration of $1.75 million to $3.0 million and is based on the timing of the election and whether it is Equipois or the Company who makes the election. The buyout payment provision expires on November 30, 2017.

The contingent consideration was valued using the Probability Weighted Value Analysis which considered performance based contingent payments for both the supply and sales functions of the Company, and both buyer and seller options.

Multiple forecasted scenarios were evaluated which include (i) a minimum payment case, (ii) an expected payment case and (iii) a maximum payment case.  The Company determined the potential deferred payment cash flows of Equipois and the Company based on each scenario.  The cash flow payments were converted to a present value using a discount rate of 15% based on the Company’s weighted average cost of capital.  Finally, the Company probability weighted each scenario. The Company has reviewed the assumptions used to value the contingent consideration from the date of acquisition to December 31, 2015, noting no change in the initial estimated fair value of the contingent consideration. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The following table summarizes the preliminary estimated fair values of the assets acquired as of the acquisition date:

Amount
Fixed assets	$40
Intangible assets	1,610
Total identifiable assets acquired	1,650
Goodwill	189
Net assets acquired	$1,839

The Company recorded $1,610 to intangible assets as of the acquisition date and is amortizing the value of the technology, customer relationships and trade name over an estimated useful life of 3 years.  Amortization expense related to the acquired intangible assets was $26 for the year ended December 31, 2015 and was included as a component of operating expenses in the consolidated statement of operations. Of the $189 of goodwill, none was expected to be deductible for tax purposes.

Acquired intangible assets as of December 31, 2015 were as follows:

	Gross Amount	Accumulated Amortization	Net Carry Amount	Estimated Useful Life
Developed technology	$1,160	$19	$1,141	3 yrs
Customer relationships	70	1	69	3 yrs
Customer trade name	380	6	374	3 yrs
	$1,610	$26	$1,584

The estimated future aggregate amortization expense is $537, $537 and $511 for the years ended December 31, 2016, 2017, and 2018.

Pro Forma

The following unaudited pro forma financial information reflects the Company’s consolidated statement of operations as if the acquisition of Equipois had taken place on January 1, 2014. The pro forma information includes adjustments for royalty revenue, impact from the Supply Agreement, and the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Years Ended December 31
	2015	2014
Revenue	$9,434	$5,449
Net loss	$(19,590)	$(33,978)

5. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

		Quoted Prices in Active Markets For Identical Items	Significant Other Obserable Inputs	Significant Unobserable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Liabilities
Warrant liability	$(9,195)	$-	$-	$(9,195)
Contingent consideration liability	$(768)	$-	$-	$(768)

*The Company has no financial assets measured at fair value on a recurring basis.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended December 31, 2015, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability
Balance at December 31, 2014	$-	$-
Fair value of warrants issued with 2015 financing	(11,700)	-
Gain on decrease in fair value of warrants issued with 2015 financing	2,505	-
Fair value of contingent consideration related to Equipois Acquisition	-	(768)
Balance at December 31, 2015	$(9,195)	(768)

The warrant liability as of December 31, 2015 was a result of the issuance of 15 shares of convertible preferred stock in December 2015, and warrants to purchase 14,851 shares of the Company’s common stock. See Note 13, Capitalization and Equity Structure – Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

6. Inventories

Inventories consist of the following:

	December 31,
	2015	2014
Raw materials	$783	$554
Work in progress	336	53
Finished goods	19	63
	1,138	670
Less: inventory reserve	(82)	(48)
Inventories, net	$1,056	$622

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

7. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2015	2014
Machinery and equipment	3-5	$3,097	$2,210
Computers and peripherals	3-5	460	380
Computer software	3-5	148	78
Leasehold improvement	5-10	625	625
Tools, molds, dies and jigs	5	37	37
Furniture, office and leased equipment	3-7	511	274
		4,878	3,604
Accumulated depreciation and amortization		(2,253)	(1,502)
Property and equipment, net		$2,625	$2,102

Depreciation and amortization expense totaled $933, $745 and $469 for the years ended December 31, 2015, 2014 and 2013, respectively.

8. Deferred Revenues

In connection with the Company’s medical device sales and research services, the Company often receives cash payments before its earnings process is complete. In these instances, the Company records the payments as customer deposits until a device is shipped to the customer, or as customer advances in the case of research services until the earnings process is achieved. In both cases, the cash received is recorded as a component of deferred revenue.

Revenue from the Company’s medical device sales is deferred and recognized over the maintenance period. Accordingly, at the time of shipment to the customer the amount billed is recorded as deferred revenue. Also, at the time of shipment, the related inventory is reclassified to deferred cost of revenue where it is amortized to cost of revenue over the same period as the related revenue.

Deferred revenues and deferred cost of revenues consisted of the following:

	December 31,
	2015	2014
Customer deposits and advances	$48	$105
Deferred Ekso medical device revenues	6,167	5,327
Deferred service and leasing revenues	2,358	1,875
Deferred revenues	8,573	7,307
Less current portion	(3,960)	(3,412)
Deferred revenues, non-current	$4,613	$3,895
Deferred Ekso medical device costs	$4,590	$3,568
Less current portion	(2,088)	(1,551)
Deferred cost of revenue, non-current	$2,502	$2,017

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2015	2014
Salaries, benefits and related expenses	$1,464	$1,847
Professional fees	257	184
Warranty expense	-	126
Other	164	221
Total	$1,885	$2,378

10. Lease and Note Obligations

On November 29, 2011, the Company entered into an operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The lease term commenced in March 2012 and expires in May 2017. The lease provides the Company with one option to renew for five additional years. During January 2016, the Company entered into a lease agreement to rent 4,585 square feet of office space in Germany for a term of 5 years with an option to extend another 5 years at the end of the initial lease term.

In 2012, the Company entered into a note agreement in connection with the lease for its Richmond, California facility. The note, for an aggregate principal of $200, with an interest rate of 7%, minimum monthly payments of $4, and a May 31, 2017 maturity, was used to fund leasehold improvements. This note is classified as a component of capital lease obligation-current and other non-current liabilities on the consolidated balance sheet.

Commencing in August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and matures on July 1, 2020. This capital lease is classified as a component of capital lease obligation-current and other non-current liabilities in the consolidated balance sheet.

The Company estimates future minimum payments as of December 31, 2015 to be the following:

Period	Operarting Lease	Note Payable	Capital Lease	Total Minimum Payments
2016	$457	$48	$42	$90
2017	238	20	40	60
2018	82	-	37	37
2019	82	-	37	37
2020	82	-	22	22
Total minimum payments	$941	68	178	246
Less interest		(3)	(17)	(20)
Present value minimum payments		65	161	226
less current portion		(44)	(36)	(80)
Long-term portion		$21	$125	$146

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Rent expense under the Company’s operating leases was $342, $343, and $339 for the years ended December 31, 2015, 2014 and 2013, respectively.

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan (the “401(k) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. During the years ended December 31, 2015 and 2014, the Company has made no matching contributions.

12. Related Party Transactions

The Company has license agreements and various collaboration agreements (see Note 16, Commitments and Contingencies) with the Regents of the University of California, Berkeley (“UCB” or “University”) and for which UCB received shares of common stock of the Company. As of the second quarter of 2015, UCB no longer holds such shares. Total payments made to UCB for the years ended December 31, 2015, 2014 and 2013 were $50, $391, and $24, respectively. As of December 31, 2015 and 2014, amounts payable to UCB amounted to $10 and $55, respectively.

Astrolink International LLC (“Astrolink”), an affiliate of Lockheed Martin Corporation, owned various shares of the Company’s convertible preferred stock in 2013 and conducted business with the Company through 2013. Astrolink is no longer a customer of the Company. For the years ended December 31, 2015, 2014 and 2013, the Company recognized as revenue of $0, $0, and $338, respectively, related to this project.

13. Capitalization and Equity Structure

The Company’s authorized capital stock at December 31, 2015 consisted of 500,000 shares of common stock and 10,000 shares of preferred stock. At December 31, 2015, 105,191 shares of common stock were issued and outstanding and 13 shares of preferred stock were issued and outstanding.

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

Preferred Stock

The Company may issue shares of preferred stock from time to time in one or more series, each of which will have such distinctive designation or title as shall be determined by its Board of Directors and will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Convertible Preferred Stock

On December 23, 2015, the Company entered into an agreement to sell 15 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) and Warrants to purchase 14,851 shares of the Company’s common stock. The Preferred Shares and Warrants were sold to certain institutional investors (the “Holders”) in a registered direct offering at a per unit purchase price of $1,000 for each Preferred Share and related Warrants for aggregate gross proceeds of $15,000 (the “Financing”).  After considering transaction costs, the Company received $13,906 without considering $173 of related expenses to be paid in 2016. The Preferred Shares and Warrants were sold in units, with each unit consisting of one Preferred Share and a Warrant to purchase up to 0.9901 shares of Common Stock.  Each Preferred Share is convertible into Common Stock at any time at the election of the investor. The Company intends to use the proceeds for investments in clinical, sales and marketing initiatives to accelerate adoption of the Ekso exoskeleton in the rehabilitation market, for research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, for the development and commercialization of able-bodied exoskeletons for industrial use and for other general corporate purposes.

The terms of the Series A Convertible Preferred Stock are as follows:

•	Dividends: Except for stock dividends or other distributions payable in shares of common stock, for which adjustments are to be made to the conversion price, as described below, the Holders shall be entitled to receive dividends on Preferred Shares equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock. No other dividends shall be paid on the Preferred Shares. For the year ended December 31, 2015, no dividends were paid on the Preferred Shares.

•	Conversion: The Preferred Shares may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $1.01 per share (“Series A Conversion Price”). The Series A Conversion Price will be adjusted for customary structural changes such as stock splits or stock dividends. In the event that the Company enters into a merger, consolidation or transaction of a similar effect (a “Fundamental Transaction”) the Holders shall be entitled to receive, upon conversion of the Preferred Shares, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration that would have been received by a holder of the number of shares of common stock into which the Preferred Shares are convertible immediately prior to such event.

•	Anti-Dilution Protection: The Series A Conversion Price is also subject to “down-round” anti-dilution adjustment which means that if the Company sells common stock or common stock equivalents at a price below the Series A Conversion Price, the Series A Conversion Price will be reduced to an amount equal to the issuance price of such additional shares of common stock or common stock equivalents.

•	Voting Rights: Except as required by law, the Series A Preferred Stock does not have voting rights. However, as long as any Preferred Shares are outstanding, the Company will not, without the affirmative vote of the Holders of at least 75% of the then outstanding Preferred Shares, (a) alter or change adversely the powers, preferences or rights given to the Preferred Shares or alter or amend the Certificate of Designation of the Series A Convertible Preferred Stock, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series A Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

•	Liquidation Rights: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation Event”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Preferred Shares were fully converted to common stock, on a pro rata basis with all holders of common stock.

At the date of the Financing, because the effective conversion rate of the Preferred Shares was less than the market value of the Company’s common stock a beneficial conversion feature of $3,300 has been recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the Preferred Shares are perpetual, at December 23, 2015, the Company fully amortized the discount related to the beneficial conversion feature on the Preferred Shares to additional paid in capital to record a deemed dividend, and reflected this amount as a preferred deemed dividend in the consolidated statement of operations. During the year ended December 31, 2015, 2 Preferred Shares were converted into common stock at the Series A Conversion Price of $1.01 per share. The conversion resulted in the amortization of the discounts related to the warrants and stock issuance costs of $1,355 which has also been accounted for as a preferred deemed dividend.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Warrants

Warrant share activity for the year ended December 31, 2015 was as follows:

Source	Exercise Price	Term (Years)	December 31, 2014	Issued	Exercised	December 31, 2015
2015 Series A Preferred warrants	$1.25	5	-	14,851	-	14,851
2014 PPO and Merger
Placement agent warrants	$1.00	5	3,030	-	(49)	2,981
Bridge warrants	$1.00	3	2,600	-	-	2,600
PPO warrants	$2.00	5	7,545	-	-	7,545
Pre 2014 warrants	$1.38	various	621	-	(3)	618
			13,796	14,851	(52)	28,595

2015 Warrants

In connection with the Financing, on December 23, 2015 the Company issued Warrants to purchase up to an aggregate of 14,851 shares of common stock. The Warrants have a 5 year term and an exercise price of $1.25 per share. The terms of the Warrants are as follows:

•	Anti-Dilution Provision: The Warrants contain a “down round” anti-dilution adjustment provision, which provides that, solely during the period commencing on the date of the securities purchase agreement was executed in connection with the Financing and ending upon the closing of a financing resulting in aggregate proceeds to the Company of at least $10 million (a “Qualified Financing Event”), if the Company issues or sells common stock or common stock equivalents at a price per share less than the then applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced to an amount equal to the issuance price of such additional shares of common stock or common stock equivalents.

•	Put Option: While the Warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity will, at the option of each Holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the Warrant from the Holder exercising such option by paying to the Holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of such Holder’s Warrant on the date of the consummation of the Fundamental Transaction.

•	Call Option: Subject to certain conditions, the Company may call for cancellation of all or any portion of the unexercised Warrants. The consideration paid by the Company will be equal to the Black Scholes Value of that portion of the Warrant called on the date the Company provides notice of its call. If the Company consummates a Fundamental Transaction (as described above) within six months after exercising its call option, and the consideration received by a holder of one share of common stock in such Fundamental Transaction is greater than the price per Warrant received by the Holder pursuant to the call, then the Company shall pay the Holder an amount equal to the difference between (x) the consideration received by a holder of common stock upon the Fundamental Transaction and (y) the price per Warrant paid in connection with the call, less the exercise price of the Warrant, payable in the same form as received by a holder of the common stock. If the Fundamental Transaction is a stock for stock merger, the Holder would receive shares of the successor entity valued at $0.25 per share on the same basis as a holder of common stock.

•	Cashless Exercise: If at the time of exercise there is no effective registration statement registering the shares underlying the Warrants, then the Warrants may be exercised on a cashless basis.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Warrants have been classified as a liability and are marked to market at each reporting date. Because the Warrants were recorded as a warrant liability, the portion of proceeds from the sale of the Preferred Shares that was recorded as equity was reduced accordingly. Equity issuance costs allocated to the Warrants were $487 and have been expensed as financing costs at the date of issuance.

The Company estimated the fair value of the warrant liability on the date of issuance by using a Binomial Lattice Option Pricing Model. The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the Binomial Lattice Option Pricing Model to measure the fair value of the embedded anti-dilution feature in the Warrants as of December 23, 2015 and December 31, 2015:

	December 31, 2015	December 23, 2015
Current share price	$1.02	$1.26
Conversion price	$1.25	$1.25
Risk-free interest rate	1.76%	1.74%
Periodic rate	0.88%	0.87%
Term (years)	4.9	5.0
Volatility of stock	75%	75%

The Warrants were valued at $11,700 on the date of the transaction. Due to a decrease in the Company’s common stock price from the date of the transaction to December 31, 2015, the fair value of the Warrants decreased by $2,505, which was recorded as a gain in the Company’s consolidated statements of operations for the year.

2014 PPO and Merger Warrants

As discussed in Note 3. The Merger, Offering and Other Related Transactions, the Company issued in connection with the Merger and PPO, warrants to purchase a total of 36,055 shares of common stock of which 30,300 were at an exercise price of $2.00 per share (the “Warrant Shares”), and the balance of which were at an exercise price of $1.00 per share. These warrants contained “weighted average” anti-dilution protection in the event that the Company issued common stock or securities convertible into or exercisable for shares of common stock at a price lower than the subject warrant’s exercise price, subject to certain customary exceptions, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, mergers, etc. The anti-dilution protection feature required the Company to record the underlying securities as a liability and to adjust their respective values to market at each reporting period. The factors utilized were as follows:

Dividend yield	–
Risk-free interest rate	0.60% - 1.73%
Share price at final valuation	$1.51
Expected term (in years)	2.15- 4.80
Volatility	65% - 79%

As a result of the anti-dilution feature, the Company recorded a non-cash charge of $16,485 during the year ended December 31, 2014 due to the market price of the Company’s common stock price exceeding the exercise price of the then outstanding warrants. In October 2014, the Company offered the holders of the 30,300 Warrant Shares an opportunity exercise their warrants at a temporarily reduced cash exercise price of $1.00 per share of common stock from $2.00 per share and to amend the anti-dilution provision of the warrant. The offering was: (1) intended to help the Company reduce its outstanding warrant liability, an impediment to the Company’s long term goal of pursuing listing of its common stock on a national securities exchange, by removing the price-based anti-dilution provisions contained in the warrants, and (2) provide funds to support the Company’s operations. At the conclusion of the offer, a majority of the holders of the Warrant Shares consented to removal of the price-based anti-dilution provisions contained in the original warrants, and the Company received $22,756 in cash, while incurring $1,467 of warrant solicitation costs. In November 2014 the remaining warrant liability of $27,099 was re-classified as a component of additional paid-in capital in the Company’s consolidated balance sheet, and no longer carries a warrant liability as no anti-dilution feature remains with the outstanding warrants.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

As discussed in Note 3. The Merger, Offering and Other Related Transaction, warrants to purchase preferred stock of Ekso Bionics outstanding prior to the Merger were converted into warrants to purchase 621 shares of common stock of the Company in connection with the Merger. As of December 31, 2015, there remained outstanding warrants to purchase 618 shares of the Company’s common stock outstanding, with the following terms: (1) expire on various dates from June 1, 2022 to August 30, 2023; (2) have an exercise price of $1.38 per share; and (3) at the option of the holder, may be exercised on a “cashless exercise” basis in which shares are retained to cover the exercise price based on the market value of the Company’s common stock on the date of exercise.

14. Employee Stock Options

In the first quarter of 2014, prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Plan allowing for the issuance of 14,410 shares of common stock. On June 10, 2015, the 2014 Plan was amended and restated with approval by the stockholders to increase the maximum number of shares by 11,590 shares to an aggregate of 26,000 shares of common stock. Options previously issued under the Ekso Bionics 2007 Equity Incentive Plan that existed prior to the Merger were converted in connection with the Merger into options to purchase an aggregate of 7,602 shares of the Company’s common stock under the 2014 Plan. As of December 31, 2015, there were 10,542 shares available for future awards.

Under the terms of the 2014 Plan, the Board of Directors may award stock, options, or similar rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions or any other security with the value derived from the value of the shares. Such awards include stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights.

The Board of Directors may grant stock options under the 2014 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of the Company’s classes of stock, are granted at an exercise price of not less than 110% of the fair market value of the Company’s common stock. The maximum term of incentive stock options granted to employees who, on the date of grant, own stock possessing more than 10% of the voting power of all the Company’s classes of stock, may not exceed five years. The maximum term of an incentive stock option granted to any other participant may not exceed ten years. Subject to the limitations discussed above, the Board of Directors determines the term and exercise or purchase price of other awards granted under the 2014 Plan. To date, no incentive stock options have been granted. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2014 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. We may from time to time grant options to purchase common stock to non-employees for advisory and consulting services. At each measurement period we re-measure the fair value of these stock options using the Black-Scholes option pricing model and recognize expense ratably over the vesting period of each stock option award. Upon exercise of an option, it is the Company’s policy to issue new shares of common stock.

During the year ended December 31, 2014, due to a decline in the Company’s stock price following the Merger, options representing 857 shares of common stock that were granted to 14 employees with original per share exercise prices ranging from $3.57 to $6.50 were modified to a per share exercise price of $2.19.  The modification resulted in an incremental compensation cost of $411 that is being recognized over the respective service periods of the original grant.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

A summary of the option activity as of December 31, 2015 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	10,791	$0.79
Granted	4,705	$1.36
Exercised	(1,407)	$0.51
Forfeited	(232)	$1.02
Expired	(114)	$0.60
Outstanding as of December 31, 2015	13,743	$1.01	7.78	$2,788
Vested and expected to vest at December 31, 2015	12,679	$0.99	7.66	$2,774
Exercisable as of December 31, 2015	6,308	$0.70	6.27	$2,569

Of the 1,407 shares exercised, 904 were issued on a withhold to cover basis, with 390 shares withheld from option holders to cover the exercise price of awards being exercised. In 2015, we received $224 in cash from exercised stock options.

The intrinsic value of options exercised in 2015 was $1,089. The weighted-average grant-date fair value of options granted in 2015 was $0.82 and the total fair value of shares vested during the year was $1,138.

As of December 31, 2015, total unrecognized compensation cost related to unvested stock options was $5,386. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations over the remaining weighted average vesting period of 2.99 years.

Shares available for future grant under the 2014 Plan is as follows for the year ended December 31, 2015:

Shares Available For Grant
Available as of December 31, 2014	3,311
Authorized shares increase	11,590
Granted	(4,705)
Forfeited	232
Expired	114
Available as of December 31, 2015	10,542

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(Years)	Price	Shares	Price
$0.04 - $0.07	806	2.96	$0.05	806	$0.05
$0.39 - $1.00	6,037	6.76	$0.69	4,591	$0.63
$1.06 - $1.87	6,234	9.36	$1.33	584	$1.28
$2.19 - $2.19	666	8.04	$2.19	327	$2.19
	13,743	7.78	$1.01	6,308	$0.70

Stock-based compensation is included in the consolidated statements of operations in general and administrative, research and development or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense recorded to operations for stock options for both employees and non-employees was as follows:

	Years Ended December 31,
	2015	2014	2013
Sales and marketing	$579	$345	$111
Research and development	414	180	74
General and administrative	738	618	206
	$1,731	$1,143	$391

The Company recognizes compensation expense using the straight-line method over the requisite service period. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

Years Ended December 31,
	2015	2014	2013
Dividend yield	—	—	—
Risk-free interest rate	1.41% - 2.50%	0.97% - 2.61%	.83% - 1.93%
Expected term (in years)	5.52-10	3-10	5-6
Volatility	73.21%-75.67%	66%-75%	65% -71%

15. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Domestic	$(19,918)	$(33,750)	$(11,928)
Foreign	328	113	65
Loss before income taxes	$(19,590)	$(33,637)	$(11,863)

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2015, 2014 and 2013 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through the United Kingdom for which taxes included in other expense (net) for the years ended December 31, 2015, 2014 and 2013 were immaterial and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

	Years Ended December 31,
	2015	2014	2013
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal tax effect	-	1.5	5.8
R&D credit	0.5	0.3	-
Change in valuation allowance	(38.4)	(18.9)	(40.1)
Non- deductible expenses	(1.0)	(.2)	(3.6)
Unrealized (gain) loss on warrant	4.3
Foreign	0.5	(0.1)	(0.1)
Other	0.1	0.1	1.6
Total tax expense	-%	-%	-%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Deferred tax assets:
Depreciation and other	$—	$1,409
Net operating loss carryforwards	26,826	19,525
Unused R& D tax credits	530	381
Accruals & reserves	317	—
Deferred Revenue	693	—
Stock Compensation	1,222	—
Other	43	—
Deferred tax liabilities:
Depreciation and other	(220)	—
Prepaid expenses	(113)	—
Less: Valuation allowance	(29,298)	(21,315)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying balance sheets. The valuation allowance increased by $7,983, and $6,371 during the years ended December 31, 2015 and 2014, respectively.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

As of December 31, 2015 the Company had federal net operating loss carryforwards of $71,901. The Company also had federal research and development tax credit carryforwards of $534. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2027, if not utilized.

As of December 31, 2015, the Company had state net operating loss carryforwards of $56,894, which will begin to expire in 2017. The Company also had state research and development tax credit carryforwards of $260, which have no expiration.

As of December 31, 2015, $1,662 of federal and $767 of state net operating loss is attributable to stock-based compensation deductions in excess of book expense. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

Balance at December 31, 2013	$93
Increase of unrecognized tax benefits taken in prior years	4
Increase of unrecognized tax benefits related to current year	46
Balance at December 31, 2014	$143
Decrease of unrecognized tax benefits taken in prior years	(19)
Increase of unrecognized tax benefits related to current year	75
Balance at December 31, 2015	$199
Balance at December 31, 2015	$199

If the Company eventually is able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if the Company is applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2015. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States, the United Kingdom, Germany and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2015 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

16. Commitments and Contingencies

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Material Contracts

The Company enters into various license, research collaboration and development agreements which provide for payments to the Company for government grants, fees, cost reimbursements typically with a markup, technology transfer and license fees, and royalty payments on sales.

The Company has two license agreements to maintain exclusive rights to patents. The Company is also required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, the Company will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The agreements also stipulate minimum annual royalties of $50.

In connection with acquisition of Equipois, the Company assumed the rights and obligations of Equipois under a license agreement with Garrett Brown, the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants us an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company will be required to pay Mr. Brown a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement.

The Company entered into a supply agreement with Equipois to purchase mechanical arm products on a quarterly basis commencing on December 1, 2015 through December 31, 2016, with a minimum annual price of $157.

The following table summarizes our outstanding contractual obligations as of December 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
Facility operating lease	$941	$457	$238	$82	$82	$82
Capital lease	178	42	40	37	37	22
Leasehold improvement loan	68	48	20	-	-	-
Equipois supply agreement	157	157	-	-	-	-
Total	$1,344	$704	$298	$119	$119	$104

U.S. Food and Drug Administration Clearance

The Company’s Ekso GT robotic exoskeleton has been marketed in the United States as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012. On June 26, 2014, the U.S. Food and Drug Administration (FDA) announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it as being Class II, which requires the clearance of a 510(k) notice.

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued the Company an “Untitled Letter” which informed the Company in writing of the agency’s belief that this new product classification applied to its Ekso GT device. The Company filed a 510(k) notice for the Ekso robotic exoskeleton on December 24, 2014, which was accepted by the FDA for substantive review on July 29, 2015.

By letter dated September 11, 2015, the FDA requested that the Company provide additional information in support of its requested 510(k) clearance for the Ekso robotic exoskeleton, which the Company responded to on March 2, 2016. In connection with our formal response, we revised our requested indications for use to include only individuals with spinal cord injuries and individuals with hemiplegia due to stroke. The FDA will review our response for substantive adequacy and either: (1) determine that the response is adequate to support a determination of substantial equivalence, or (2) request further additional information, generally in the form of an interactive review. The FDA will generally seek to make a final decision on a 510(k) submission within 90 days from the date the 510(k) notice was first accepted for substantive review, excluding any time that the application was placed on hold due to an additional information request from the FDA.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company intends to continue marketing the Ekso robotic exoskeleton under its current Class I registration and listing with its current indications for use until 510(k) clearance is either granted or denied by the FDA or the Company is otherwise notified by the FDA to cease such activities. The Company believes that in situations where a new product classification has been created and is applicable to a previously marketed device, manufacturers are normally granted enforcement discretion by the FDA and given ample time to seek clearance under the new classification level. Nonetheless, the FDA may not agree with the Company’s decision to continue marketing the device until a 510(k) notice is cleared. From the time of the Company’s submission to the date of this report, the FDA has not indicated or notified the Company that it disagrees with this decision. If the FDA disagrees with the Company’s decision, the Company may be required to cease marketing or to recall the products until the Company obtains clearance or approval, and the Company may be subject to regulatory fines or penalties.

From September 2, 2015 to September 11, 2015, the Division of Bioresearch Monitoring Center for Devices and Radiological Health of the FDA conducted an inspection of the Company’s facility in Richmond, California. At the conclusion of the inspection, the FDA issued a Form FDA 483 with four observations. These observations are inspectional and do not represent a final FDA determination of non-compliance. The observations pertain to informed consent requirements, reporting of adverse results and records maintenance. On October 2, 2015, the Company responded to the FDA. That response describes the corrective and preventive actions that the Company has implemented and continues to implement to address the FDA’s concerns.

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

Segment reporting information is as follows:

	Engineering	Medical
	Services	Devices	Total
Year ended December 31, 2015
Revenue	$4,409	$4,252	$8,661
Cost of revenue	3,556	3,926	7,482
Gross profit	$853	$326	$1,179

Year ended December 31, 2014
Revenue	$2,403	2,924	5,327
Cost of revenue	1,720	2,048	3,768
Gross profit (loss)	$683	876	1,559

Year ended December 31, 2013
Revenue	$1,690	$1,612	$3,302
Cost of revenue	1,254	1,461	2,715
Gross profit	$436	$151	$587

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Geographic information based on location of customer is as follows:

	Years Ended December 31
	2015	2014	2013
North America	$6,687	$4,214	$2,847
Europe, Middle East, Asia	1,974	1,113	455
	$8,661	$5,327	$3,302

18. Quarterly Data (Unaudited)

The following is a summary of quarterly results of operation for the years ended December 31, 2015 and 2014:

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Revenue	$1,689	$2,114	$2,915	$1,943
Gross profit	403	502	468	(194)
Net loss	(4,115)	(5,645)	(5,185)	(4,645)
Net loss attributable to common shareholders	(4,115)	(5,645)	(5,185)	(9,300)

Basic and diluted net loss per share	(0.04)	(0.06)	(0.05)	(0.09)

2014
Revenue	$1,062	$1,197	$1,588	$1,480
Gross profit	480	45	480	554
Net income (loss)	(81,766)	56,128	12,024	(20,155)

Basic net income (loss) per share	(1.22)	0.72	0.15	(0.23)
Diluted net income (loss) per share	(1.22)	(0.05)	(0.04)	(0.23)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company’s management believes that based on this criteria, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by OUM LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to the timing of the implementation of certain policies, processes and procedures that were put in place since the Merger were not effective. Throughout 2014 and 2015, we continued to strengthen our internal control environment by implementing new policies, processes and procedures. Our remediation efforts, including the testing of these controls continued throughout 2015. This material weakness was considered remediated in the fourth quarter of 2015, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background of Directors and Executive Officers

Set forth below are the name and age of each of our current directors and executive officers as of March 1, 2016, the positions held by each director and executive officer with us, his or her principal occupation and business experience during the last five years, and the year of the commencement of his or her term as a director or executive officer. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Board to nominate him or her for election as a director and the names of other publicly held companies of which he or she serves or has served as a director in the previous five years.

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

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Directors
Steven Sherman	70	Director and Chairman of the Board	January 15, 2014
Daniel Boren	42	Director	January 15, 2014
Marilyn Hamilton	66	Director	January 15, 2014
Jack Peurach	50	Director	January 15, 2014
Stanley Stern	58	Director	December 5, 2014
Amy Wendell	55	Director	April 7, 2015
Executive Officers (who are not directors)
Thomas Looby	44	President and Interim Chief Executive Officer	February 23, 2016
Maximilian Scheder-Bieschin	54	Chief Financial Officer	January 15, 2014
Russdon Angold	39	President Ekso Labs	January 15, 2014

Directors

Steven Sherman – Director and Chairman of the Board

Mr. Sherman is the Chairman of the Board of the Company and serves on both its Audit Committee (Chairman) and its Compensation Committee. Mr. Sherman has served on the Board of Ekso Bionics since December 2013. Since 1988, Mr. Sherman has been a member of Sherman Capital Group, a Merchant Banking organization with a portfolio of private and public investments. In addition to the Company, Mr. Sherman is the former Chairman of Purple Wave Inc. Mr. Sherman is a founder of Novatel Wireless, Inc., Vodavi Communications Systems Inc. and Main Street and Main Inc. Previously, Mr. Sherman has served as a director of Telit; Chairman of Airlink Communications, Inc. until its sale to Sierra Wireless, Inc.; Chairman of Executone Information Systems; and as a director of Inter-Tel (Delaware) Incorporated. The Board has concluded that Mr. Sherman is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, his extensive business experience and his financial and investment expertise.

Daniel Boren – Director

Mr. Boren is a director of the Company and serves on both its Nominating and Governance Committee (Chairman) and its Audit Committee. He has served on the Board of Directors of Ekso Bionics since April 2013. Since January 2013, Mr. Boren has served as the President of Corporate Development for the Chickasaw Nation. Prior to that role, Mr. Boren served as the elected representative of Oklahoma's 2nd Congressional District in the U.S. House of Representatives from 2005 through 2013. Before his election to the U.S. House of Representatives, Mr. Boren was elected to the Oklahoma House of Representatives from 2002 to 2004. Mr. Boren earned his Bachelor of Science degree in Economics at Texas Christian University and went on to obtain a Master of Business Administration degree at the University of Oklahoma. The Board has concluded that Mr. Boren is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, his experience in governance matters and his nomination by CNI Commercial LLC pursuant to their contractual right to nominate a director for election to the Board of Directors.

Marilyn Hamilton – Director

Ms. Hamilton is a director of the Company and serves on its Nominating and Governance Committee. She has served on the Board of Directors of Ekso Bionics since January 2012. In 2009, Ms. Hamilton founded StimDesigns LLC, a neurotechnology company that develops devices and distributes Galileo neuromuscular training devices for rehabilitation and has served as CEO from 2009 to present. In 2007, Ms. Hamilton launched Envision, a professional speaking and medical business consulting company, and has served as its CEO from 2007 to present. Prior to this role, Ms. Hamilton co-founded Motion Designs Inc. in 1979, a manufacturing and marketing company that pioneered innovative custom, ultra-lightweight Quickie wheelchairs that revolutionized the industry. She served in various executive roles in sales, marketing and product development until it was sold ultimately to Sunrise Medical Inc., where Ms. Hamilton served as Global VP. In 1990, Ms. Hamilton founded Winners on Wheels, a coed-scouting program for children in wheelchairs. In 2003, she co-founded Discovery through Design and served as Chairwoman, raising awareness and funds for spinal cord injury research and women's health. For nine years, from 1994 to 2002, she served as a founding board member and currently serves as emeritus board member of The California Endowment. For four years, from 2010 to 2014, she has served as an advisory board member of the National Center for Medical Rehabilitation Research at the National Institute of Health. Since 1993, Ms. Hamilton has been a member of The Committee of 200 business women whose mission is to foster, celebrate and advance women's leadership in private and public companies. Ms. Hamilton holds a Bachelor of Science in Education and Secondary Teaching Credential from California Polytechnic State University, San Luis Obispo. The Board has concluded that Ms. Hamilton is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, her 35 years of leadership expertise in business, the medical rehab industry, and her dedication to, and organizational and governance experience gained from, not-for-profit service.

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

Stanley Stern – Director

Mr. Stern is a director of the Company and serves on its Audit Committee. He currently is Managing Partner of Alnitak Capital, which he founded in 2013 to provide Board level strategic advisory services, primarily in technology related industries. Before founding Alnitak, Mr. Stern was a Managing Director at Oppenheimer & Co. from 1982 to 2000 and from 2004 to 2013, where, among other positions, he led the firm’s investment banking department and technology investment banking groups. Mr. Stern also held roles at Salomon Brothers, STI Ventures and C.E. Unterberg. Mr. Stern is currently the Chairman of the Board of Audiocodes Inc., a leader in VOIP infrastructure equipment, a member of the Board and Chairman of the Audit Committee of Foamix, Inc., and the Chairman of the Board of Sodastream, the global leader of at home beverage makers. Previously, Mr. Stern was a member of the Board of Directors of Given Imaging, a member of the Board of Directors of Fundtech Inc., and Chairman of the Board of Tucows, Inc. Mr. Stern holds a Bachelor of Arts in Economics and Accounting from City University of New York, Queens College, and a Master of Business Administration from Harvard University.  The Board has concluded that Mr. Stern is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other factors, his extensive business and finance experience, particularly in technology related industries.

Amy Wendell – Director

Ms. Wendell is a director of the Company and serves on both its Compensation Committee and Nominating and Governance Committee. She has served on our Board since April 2015. From 1986 until January 2015, Ms. Wendell held various roles of increasing responsibility at Covidien plc (including its predecessors, Tyco Healthcare and Kendall Healthcare Products), including in engineering, product management and business development. Most recently, from December 2006 until Covidien’s acquisition by Medtronic plc in January 2015, she served as Senior Vice President of Strategy and Business Development, where she managed all business development, including acquisitions, equity investments, divestitures and licensing/distribution, and led the company’s strategy and portfolio management initiatives. Ms. Wendell holds a Bachelor of Science degree in Mechanical Engineering from Lawrence Institute of Technology (n/k/a Lawrence Technological University) and a Master of Science degree in Biomedical Engineering from the University of Illinois. The Board has concluded that Ms. Wendell is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on, among other things, her broad healthcare management and governance experience and her knowledge of healthcare policy and regulation, patient care delivery and financing and of clinical research and medical technology assessment.

Executive Officers (Who are Not Directors)

Thomas Looby –President and Interim Chief Executive Officer

Mr. Looby has served as President and Interim Chief Executive Officer of the Company since February 23, 2016 and as President and Chief Commercial Officer since October 2014.  Mr. Looby joined the Company in April 2014 as the Company’s Chief Marketing Officer leading the development and execution of the Company’s global hospital and rehabilitation marketing strategy. Prior to joining the Company, from September 2006 to March 2014, Mr. Looby served as Senior Vice President and Chief Marketing Officer at Given Imaging, where he was responsible for worldwide market development for PillCam® capsule endoscopy and other novel diagnostic technologies to gastrointestinal diseases. Prior to joining Given Imaging, Mr. Looby also served as Corporate Director of Marketing and Business Development at Eastman Kodak.  Mr. Looby attended the University of Notre Dame where he received a Bachelor of Science degree in Chemical Engineering and received his Master of Business Administration from the University of Dayton.

Russdon Angold – President, Ekso Labs

Mr. Angold is the Co-Founder of the Company and has served as the President of Ekso Labs since March 2014. Prior to his role as the President of Ekso Labs, Mr. Angold served as Chief Technology Officer of the Company and of Ekso Bionics from December 2011 until March 2014.  From the founding of Ekso Bionics in 2005 until December 2011, Mr. Angold served as Vice President of Engineering. Prior to joining Ekso Bionics, Mr. Angold held various engineering positions at Rain Bird Corporation, Berkeley Process Control and the Irrigation Training and Research Center in San Luis Obispo, California. Mr. Angold is also the Founding President and Chairman of the Bridging Bionics Foundation. Mr. Angold is a registered Professional Mechanical Engineer and holds a bachelor’s degree in BioResource and Agricultural Engineering from California Polytechnic State University, San Luis Obispo.

Maximilian Scheder-Bieschin – Chief Financial Officer

Mr. Scheder-Bieschin joined Ekso Bionics in January 2011 as its Chief Financial Officer. From November 2009 until he joined Ekso Bionics, Mr. Scheder-Bieschin was an independent consultant for a number of emerging technology companies, including Ekso Bionics. From March 2007 to October 2009, he was co-founder and CEO of Barefoot Motors, a designer and manufacturer of electric all-terrain vehicles. From October 2005 to February 2007, Mr. Scheder-Bieschin served as President of ZAP, a publicly-traded distributor of electric vehicles. From August 1997 to March 2004, Mr. Scheder-Bieschin lived in Frankfurt, serving in senior investment banking roles for BHF-Bank, ING Barings and Deutsche Bank. Mr. Scheder-Bieschin received his Bachelor of Arts degree in Economics from Stanford University. He attended New York University and Stanford University’s Executive Program.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (“SEC”). Such executive officers, directors and 10% beneficial owners are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such reports received by us or written representations from certain reporting persons that no Form 5s were required for such persons, we believe that during 2015 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with.

Code of Ethics

The Company has adopted a Professional Conduct and Ethics Policy which is applicable to all directors, officers and employees of the Company. The Professional Conduct and Ethics Policy is available on the Company’s website at www.eksobionics.com. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

Audit Committee

The Company has a separately-designated standing Audit Committee which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The Audit Committee currently consists of Messrs. Sherman (Chairman), Boren and Stern. Each member of the Audit Committee is an independent director and financially sophisticated, as those terms are used in the Marketplace Rules of NASDAQ, and able to read and understand fundamental financial statements, including the Company’s consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows. The Board has determined that Steven Sherman and Stanley Stern are “audit committee financial experts” within the meaning of Item 407(d)(5) of SEC regulation S-K.

Director Nomination Agreement

Prior to the consummation of the Merger, the Company entered into a director nomination agreement with Ekso Bionics’ largest stockholder, CNI Commercial LLC (“CNI”), whereby the Company agreed to nominate Daniel Boren, or another individual designated by CNI and reasonably acceptable to the remaining directors of the Company, for election as a director of the Company until the earlier of such time as CNI no longer holds at least 10% of the Company’s outstanding voting securities, or the shares of common stock held by CNI are no longer subject to a contractual lock-up agreement with the Company restricting the resale of such shares of common stock. This contractual lock-up agreement expired on January 15, 2016.

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

		Salary	Bonus		Option Awards		All Other Compensation		Total
Name and Principal Position	Year	($)	($)		($) (1)		($)		($)
Thomas Looby(2)	2015	225,000	-		721,227		-		946,227
President and Interim Chief Executive Officer	2014	151,731	50,000	(4)	563,622	(7)	50,207	(8)	815,560
Maximilian Scheder-Bieschin	2015	225,000	-		282,143		-		507,143
Chief Financial Officer	2014	220,834	102,135	(5)	48,092		-		371,061
Russdon Angold	2015	225,000	-		617,582		-		842,582
President Ekso Labs	2014	220,834	102,135	(5)	48,092		-		371,061
Nathan Harding(3)	2015	275,000	-		450,708		-		725,708
Former Chief Executive Officer	2014	264,584	136,555	(6)	144,275		-		545,414

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 14 to our financial statements included in this Report

(2)	Mr. Looby joined the Company in April 2014 and was appointed as President and Chief Commercial Officer on October 8, 2014. On February 23, 2016, he was appointed President and Interim Chief Executive Officer.

(3)	Mr. Harding served as Chief Executive Officer from November 2012 to February 23, 2016.

(4)	Consists of a bonus of $50,000 paid to Mr. Looby in February 2015 for work performed during 2014.

(5)	Includes a bonus of $52,135 paid to the executive officer in connection with the PPO and Merger and a bonus of $50,000 paid to the executive officer in February 2015 for work performed during 2014.

(6)	Includes a bonus of $56,510 paid to Mr. Harding in connection with the PPO and Merger and a bonus of $80,045 paid to Mr. Harding in February 2015 for work performed during 2014.

(7)	Reflects the aggregate grant date fair value of options to purchase 400,000 shares of common stock granted to Mr. Looby on February 28, 2014 at an exercise price of $6.00 per share, as well as the incremental fair value with respect to the repricing of such options on June 18, 2014, computed as of June 18, 2014 in accordance with FASB ASC Topic 718.

(8)	Amounts represents perquisites or personal benefits relating to payment of or reimbursement of commuting expenses from Mr. Looby’s home to our corporate office in Richmond, California, and hotel and transportation expenses while there.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning stock options held by the Named Executive Officers as of December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price ($)	Option Expiration Date
Nathan Harding(1)	244,443	(2)	22,222			0.54	4/24/2022
Nathan Harding(1)	12,393	(3)	8,120			0.54	8/11/2023
Nathan Harding(1)	431,250	(4)	468,750			1.00	1/15/2024
Nathan Harding(1)	0	(5)	500,000			1.37	6/11/2025
Maximilian Scheder-Bieschin	243,808	(6)	0			0.39	3/30/2021
Maximilian Scheder-Bieschin	213,332	(7)	0			0.39	8/11/2021
Maximilian Scheder-Bieschin	244,443	(2)	22,222			0.54	4/24/2022
Maximilian Scheder-Bieschin	12,393	(3)	8,120			0.54	8/11/2023
Maximilian Scheder-Bieschin	143,750	(4)	156,250			1.00	1/15/2024
Maximilian Scheder-Bieschin	0	(5)	313,000			1.37	6/11/2025
Thomas Looby	183,333	(8)	216,667			2.19	2/28/2024
Thomas Looby	0	(9)	200,000			1.39	2/5/2025
Thomas Looby	0	(5)	600,000			1.37	6/11/2025
Russdon Angold	244,443	(2)	22,222			0.54	4/24/2022
Russdon Angold	12,393	(3)	8,120			0.54	8/11/2023
Russdon Angold	143,750	(4)	156,250			1.00	1/15/2024
Russdon Angold				700,000	(10)	1.37	6/11/2025

(1)	In connection with his resignation as Chief Executive Officer, all of Mr. Harding’s then outstanding options that would have become vested during the 12-month period commencing on the date of his resignation if Mr. Harding continued to be employed became vested and exercisable on the date of his resignation. Options to purchase 455,218 shares were subject to accelerated vesting.
(2)	Option became exercisable as to 25% of the total number of shares on April 24, 2013, and thereafter vests in equal monthly installments for 36 months.
(3)	Option became exercisable as to 12.5% of the total number of shares on January 15, 2014, and thereafter vests in equal monthly installments for 42 months.
(4)	Option became exercisable as to 25% of the total number of shares on January 15, 2015 and thereafter vests in equal monthly installments for 36 months.
(5)	Option became exercisable as to 25% of the total number of shares on June 11, 2016, and thereafter vests in equal monthly installments for 36 months.

(6)	Option became exercisable as to 25% of the total number of shares on January 10, 2012, and thereafter vested in equal monthly installments for 36 months.
(7)	Option became exercisable as to 25% of the total number of shares on July 20, 2012, and thereafter vested in equal monthly installments for 36 months.
(8)	Option became exercisable as to 25% of the total number of shares on February 28, 2015 and thereafter vests in equal monthly installments for 36 months.
(9)	Option became exercisable as to 25% of the total number of shares on February 5, 2016 and thereafter vests in equal monthly installments for 36 months.
(10)	Represents a performance based option grant made on June 11, 2015. Options vest upon attaining certain predetermined sales amounts over twelve month periods ending on March 31, 2017, December 31, 2017 and December 31, 2018.

Employment Agreements

On January 15, 2014, in connection with the Merger, we entered into a two-year employment agreement with each of Messrs. Harding, Scheder-Bieschin and Angold. Effective October 8, 2014, the Board appointed Mr. Looby as President and Chief Commercial Officer of the Company. Mr. Looby entered into an employment agreement with the Company on March 19, 2015. On January 15, 2016, the employment agreements expired and were automatically renewed for a one year period. The base salary for each of Messrs. Harding, Scheder-Bieschin, Angold and Looby for 2015 was $275,000, $225,000, $225,000 and $225,000, respectively, in each case subject to increase as determined by our Board of Directors. On February 23, 2016, Mr. Harding resigned as the Chief Executive Officer of the Company. In connection with his appointment as Interim Chief Executive Officer, Mr. Looby’s base salary was increased to $275,000.

Each of our named executive officers other than Mr. Harding is eligible, at the discretion of the Chief Executive Officer or Board of Directors, to receive an annual bonus of up to 30% of his annual base salary. Mr. Harding was eligible, at the discretion of our Board of Directors, to receive an annual bonus of up to 50% of his annual base salary. All or a portion of the bonuses payable to our named executive officers may, at the discretion of our Board of Directors, be based on the achievement of certain operational, financial or other milestones established, with respect to our named executive officers other than our Chief Executive Officer, by our Chief Executive Officer or Board in consultation with the named executive officer or established, with respect to the Chief Executive Officer, by our Board in consultation with our Chief Executive Officer. All or any portion of the annual bonus may be paid in cash, securities or other property.

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

In the event that a named executive officer is terminated by us without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) during the term of his employment, the named executive officer would be entitled to (x) an amount equal to his annual base salary then in effect (payable in accordance with the Company’s normal payroll practices) for a period of 12 months commencing on the effective date of his termination (the “Severance Period”), plus any accrued but unused vacation, and (y) if and to the extent any previously established milestones are achieved for the annual bonus for the year in which the Severance Period commences (or, in the absence of milestones, our Board has, in its sole discretion, otherwise determined an amount of the named executive officer’s annual bonus for such year), an amount equal to such annual bonus pro-rated for the portion of the performance year completed before the named executive officer’s employment is terminated. In addition, any stock options, restricted stock or similar incentive equity instruments held by the named executive officer that would first have become vested or exercisable during the Severance Period if the named executive officer continued to be employed by the Company shall become vested and exercisable upon the named executive officer’s employment termination, and all equity awards that are or become exercisable upon the termination date shall remain exercisable until the expiration of the Severance Period or, if earlier, until the latest date upon which such equity awards could have been exercised under the original award. For the duration of the Severance Period, the named executive officer will also be eligible to participate in our group health plan on the same terms applicable to similarly situated active employees during the Severance Period, provided he was participating in such plan immediately prior to the date of employment termination, and each other benefit program to the extent permitted under the terms of such program. If a named executive officer’s employment is terminated during the term by us for Cause, by the named executive officer for any reason other than Good Reason or due to his death, then he will not be entitled to receive the termination benefits described above, and shall only be entitled to the compensation and benefits which shall have accrued as of the date of such termination (other than with respect to certain benefits that may be available to the named executive officer as a result of a “disability” (as defined in his employment agreement)). In the event of a change of control (as defined in the employment agreements), all outstanding options and other equity awards held by the named executive officer that would first have become vested or exercisable after the effective date of such change of control if the named executive officer continued to be employed by the Company shall become fully vested and exercisable as of the effective date of such change of control.

In connection with the termination of his employment, we entered into a Separation Agreement with Mr. Harding pursuant to which (i) we agreed to pay him a severance payment in an amount equal to his annual base salary of $275,000 (payable in accordance with the Company’s normal payroll practices) for a period of 12 months commencing on the effective date of his termination (the “Severance Period”), (ii) all of Mr. Harding’s then outstanding stock options that would first have become vested or exercisable during the Severance Period if Mr. Harding continued to be employed by the Company became vested and exercisable on the date of Mr. Harding’s resignation (the “Separation Date”), and all stock options that were or became exercisable upon the Separation Date shall remain exercisable until February 23, 2022 or, if earlier, until the latest date upon which such stock options could have been exercised under the original award, and (iii) we will continue to make the employer contribution to the cost of Mr. Harding’s continued participation in the Company’s group health and dental insurance plans during the Severance Period. As a condition to his receipt of benefits under the Separation Agreement, Mr. Harding agreed to release all claims against the Company.

2015 Short-Term Incentive Plan

On June 10, 2015, the Compensation Committee of the Board of Directors of approved the 2015 short term incentive plan, which was designed to provide cash bonus awards to the Company’s executive officers based on the achievement of goals related to corporate performance in 2015.

The amount of the cash bonus that any executive officer was eligible to receive is based on a predetermined target percent of base salary. For Mr. Harding, the annual cash incentive award target level was 60% of his annual base salary for 2015. For each of Messrs. Scheder-Bieschin and Looby, the annual cash incentive award target level was 40% of his annual base salary for 2015. For Mr. Angold, the annual cash incentive award target level was 30% of his annual base salary.

Payment of cash bonuses under the 2015 short term incentive plan was based upon achievement of the corporate goals described below, which are weighted from 0-100% in relative allocation. In determining whether the Company’s corporate goals have been achieved, the Compensation Committee may consider any factors and achievements it considers appropriate.

The following is a description of the 2015 corporate goals:

•	Financial Goals are based on Company objectives related to unit shipments in the medical business, unit orders in the industrial business, and revenue targets for the engineering services business.

•	Strategic Goals are based on Company objectives related to the Company’s gross margin, reimbursement strategy, and clinical studies.

•	Tactical Goals are based on Company objectives related to achieving the Company’s regulatory timeline, product roadmap timeline, and product cost and reliability benchmarks.

For each of Messrs. Harding, Scheder-Bieschin and Looby, the financial goals and strategic goals each represented 30% of the potential 2015 cash bonus award, and the tactical goals represent 40% of the potential 2015 cash bonus award. For Mr. Angold, the financial goals, represent 79% of the potential 2015 cash bonus award, the strategic goals represent 9% of the potential 2015 cash bonus award, and the tactical goals represent 12% of the potential 2015 cash bonus award.

In addition, the Compensation Committee has the authority to make discretionary adjustments to the annual cash incentive program, including the ability to make additional awards based on the Company’s executive officers’ performance, to modify the corporate and individual performance targets and to increase or decrease the level of awards that the Company’s executive officers receive in conjunction with their performance against the targets and also based upon the Company’s cash resources as of December 31, 2015.

Following completion of the fiscal year ending December 31, 2015, the Compensation Committee evaluated the performance of the Company and each executive officer against the 2015 corporate goals and determined that no bonuses would be paid to the executive officers for 2015 due in part to the Company’s cash resources as of December 31, 2015.

Equity Awards

The Company currently maintains one equity compensation plan, the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of stock options to directors, officers, employees and key consultants of the Company and its affiliates.

The 2014 Plan is administered by the Compensation Committee. The Compensation Committee or the Board of Directors (upon the recommendation of the Compensation Committee) is authorized to grant equity awards. Under the 2014 Plan, awards are deemed to be granted on the date that the Compensation Committee or the Board of Directors, as applicable, authorizes the grant or such later date as may be determined by the Compensation Committee or the Board of Directors, as applicable, at the time that the grant is authorized. All awards are granted after the market close on the date of grant and the exercise price of stock options will not be less than the closing price on the OTC Market on the date of grant.

Except as set forth in the notes to the Outstanding Equity Awards at Fiscal Year End table above, all currently outstanding options granted to our named executive officers are exercisable for a term of ten years and become exercisable as to 25% of the total number of shares on the one-year anniversary of the date of grant, and thereafter vest in 36 equal monthly installments.

In June, 2015, the Compensation Committee approved the grant of options to purchase 500,000 shares, 313,000 shares, 600,000 shares and 700,000 shares to Messrs. Harding, Scheder-Bieschin, Looby, and Angold, respectively. The options granted to Messrs. Harding, Scheder-Bieschin and Looby become exercisable over a four-year period, with 25% of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter, provided that the executive officer is employed by the Company or any of its subsidiaries on each vesting date. Due to the fact that industrial exoskeletons are an emerging business for Ekso Bionics, the options granted to Mr. Angold become exercisable based upon growth in the Company’s industrial business. Specifically, Mr. Angold’s option becomes exercisable in three tranches, with each tranche vesting only upon achievement of certain confidential revenue targets on or before certain specified dates between March 31, 2016 and December 31, 2017. All of the options expire ten years following the date of grant. The options awarded to the executive officers are subject to certain acceleration of vesting upon a separation from service and upon a change of control (each as provided in the employment agreement between the Company and the applicable executive officer).

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

The Company currently pays its non-employee directors an annual retainer of $10,000. In addition, members of each standing committee receive an additional annual fee of $5,000, except that the chairperson of the Compensation Committee receives an annual fee of $10,000 and the chairperson of the Audit Committee receives an annual fee of $30,000. In addition, the Company pays the Chairman of the Board an additional cash retainer of $5,000 per month.

In March 2016, based upon a recommendation of our Compensation Committee, the Board approved an increase in non-employee director compensation, to be effective following the 2016 annual meeting of stockholders.  The Compensation Committee recommended that the Board increase non-employee director compensation after reviewing peer company market data supplied by the Compensation Committee’s compensation consultant. Effective following the 2016 annual meeting of stockholder, non-employee directors will receive an annual retainer of $20,000. In addition, members of each standing committee will receive an additional annual fee of $10,000, except that the chairperson of the Compensation Committee and the Nominating and Governance Committee will receive an annual fee of $15,000 and the chairperson of the Audit Committee will receive an annual fee of $30,000. The Chairman of the Board will continue to receive an additional cash retainer of $5,000 per month.  In addition, at the first Board meeting following the 2016 annual meeting of stockholders, each non-employee director will receive an annual grant of stock options to purchase 65,000 shares of common stock, at an exercise price equal to the fair market value on the date of grant, which option shall become exercisable monthly over a one-year period.

Directors who are also employees of the Company do not receive any compensation for serving as a director of the Company.

The Company also grants to each new director an option to purchase 200,000 shares of the Company’s common stock that becomes exercisable over a period of four years.

On April 7, 2015, the Board voted to expand the number of directors of the Company from six to seven directors and elected Amy Wendell to serve as a director of the Company. Ms. Wendell was awarded an option to purchase 200,000 shares of the Company’s common stock in connection with her election to the Board. The option award was made under our 2014 Plan, has an exercise price equal to the closing price of our common stock on the date of grant and become exercisable over a 4-year period, with 1/4 of the shares becoming exercisable on the first anniversary of the date of grant and with 1/48 of the shares becoming exercisable at the end of each month thereafter.

The following table sets forth compensation actually paid to the Company’s directors during 2015:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Steven Sherman(2)	50,000	—	50,000
Daniel Boren(3)	25,000	—	25,000
Marilyn Hamilton(4)	11,525	—	11,525
Jack Peurach(5)	25,000	—	25,000
Stanley Stern(6)	12,310	—	12,310
Amy Wendell(7)	7,857	242,789	250,646

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 14 to our financial statements included in this Form 10-K.
(2)	As of December 31, 2015, Mr. Sherman held an option to purchase 300,000 shares of common stock at an exercise price of $1.00 per share.

(3)	As of December 31, 2015, Mr. Boren held options to purchase 152,380 shares of common stock at an exercise price of $0.54 per share and 50,000 shares of common stock at an exercise price of $1.00 per share.
(4)	As of December 31, 2015, Ms. Hamilton held options to purchase 152,380 shares of common stock at an exercise price of $0.46 per share and 50,000 shares of common stock at an exercise price of $1.00 per share.
(5)	As of December 31, 2015, Mr. Peurach held options to purchase 152,380 shares of common stock at an exercise price of $0.46 per share and 50,000 shares of common stock at an exercise price of $1.00 per share.
(6)	As of December 31, 2015, Mr. Stern held an option to purchase 200,000 shares of common stock at an exercise price of $1.50 per share.
(7)	As of December 31, 2015, Ms. Wendell held an option to purchase 200,000 shares of common stock at an exercise price of $1.87 per share.

Compensation Committee Interlocks and Insider Participation

During 2015, Messrs. Peurach and Sherman, and Ms. Wendell served on the Compensation Committee. None of the members of the Compensation Committee during 2015 is or was previously an officer or employee of the Company or has any relationships requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC.

None of the Company’s executive officers served during 2015 as members of the compensation committee or board of directors of any entity that had one or more executive officers serving as a member of our Compensation Committee or Board.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity compensation plan, the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was adopted by our Board and approved by our stockholders on January 15, 2014. A total of 14,410,000 shares of our common stock were initially reserved for issuance under the 2014 Plan. On June 10, 2015, the Board submitted to the stockholders and the stockholders approved an amendment of the 2014 Plan to increase the maximum number of shares of common stock that may be issued under the 2014 Plan by 11,590,000 shares to 26,000,000 shares.

As of December 31, 2015, options to purchase an aggregate of 13,743,458 shares of our common stock have been issued and remain outstanding under the 2014 Plan, while 1,714,402 shares have been exercised, leaving 10,542,140 shares available for future awards. In connection with the Merger on January 15, 2014, options to purchase common stock of Ekso Bionics outstanding immediately prior to the Merger were converted into options to purchase an aggregate of 7,602,408 shares of common stock of the Company under the 2014 Plan.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (2014 Plan)	13,743,458	$1.01	10,542,140
Equity compensation plans not approved by security holders	None	None	None
Total	13,743,458	$1.01	10,542,140

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company’s common stock beneficially owned by (1) each of our current directors and director nominees, (2) each of our named executive officers, (3) all of our directors, director nominees and executive officers as a group, and (4) all persons known by us to beneficially own more than 5% of our outstanding voting shares. We have determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after March 1, 2016 (the “Determination Date”) are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of March 1, 2016.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class (1)
Directors
Steven Sherman (2)	3,074,521	2.79%
Daniel Boren (3)	182,410	*
Marilyn Hamilton (4)	580,505	*
Jack Peurach (5)	271,933	*
Stanley Stern (6)	66,667	*
Amy Wendell (7)	50,000	*

Executive Officers
Thomas Looby (8)	279,200	*
Maximilian Scheder-Bieschin (9)	968,372	*
Russdon Angold (10)	3,954,258	3.63%
Nathan Harding (11)	4,691,865	4.28%
All directors, nominees and executive officers as a group (10 persons)(12)	14,119,731	12.40%

5% Stockholders
CNI Commercial (13)
2020 Lonnie Abbott Blvd.
Ada, OK 74820	10,648,018	9.78%

*Represents less than 1%.

(1)	Applicable percentage ownership is based on 108,555,641 shares of common stock outstanding as of the Determination Date.

(2)	Includes warrants to purchase 1,500,000 shares of common stock currently exercisable, options to purchase 168,750 shares of common stock exercisable or exercisable within 60 days after the Determination Date and 1,405,771 shares of common stock.

(3)	Includes options to purchase 142,410 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, warrants to purchase 20,000 shares of common stock currently exercisable and 20,000 shares of common stock.

(4)	Includes options to purchase 180,505 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, warrants to purchase 200,000 shares of common stock currently exercisable and 200,000 shares of common stock.

(5)	Includes options to purchase 180,505 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 91,428 shares of common stock.

(6)	Includes options to purchase 66,667 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date.

(7)	Includes options to purchase 50,000 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date

(8)	Includes options to purchase 275,000 shares of common stock currently exercisable or within 60 days of the Determination Date and 4,200 shares of common stock.

(9)	Includes options to purchase 906,658 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 61,714 shares of common stock.

(10)	Includes options to purchase 449,518 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 3,504,740 shares of common stock.

(11)	Includes options to purchase 1,187,125 shares of common stock exercisable as of Mr. Harding’s separation date of February 23, 2016 and 3,504,740 shares of common stock. Of options currently exercisable, 455,128 shares were subject to accelerated vesting as would have occurred during Mr. Harding’s one year severance period.

(12)	Includes warrants to purchase 1,720,000 shares of common stock currently exercisable, options to purchase 3,207,031 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and 8,792,593 shares of common stock.

(13)	The information in the table and this note is derived from a Schedule 13D filed by CNI Commercial LLC (“CNI”) with the Securities and Exchange Commission on May 12, 2015. Based on information contained in the Schedule 13D, CNI owns 10,368,373 shares of common stock and warrants to purchase 279,645 shares of common stock currently exercisable. CNI is a wholly-owned subsidiary of Chickasaw Nation Industries, Inc. Chickasaw Nation Industries, Inc., and its President and Chief Executive Officer, David Nimmo, may be deemed to have voting and/or dispositive power with respect to the shares held by CNI.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During 2015, the Company was not a party to any transaction where the amount involved exceeded $120,000 and in which an executive officer, director, director nominee or 5% stockholder (or their immediate family members) had a material direct or indirect interest.

Independence of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, our Board has determined that all directors (other than Mr. Harding who served as a director until February 23, 2016) are independent under the applicable standards of the SEC and the Nasdaq marketplace rules.

The Audit Committee currently consists of Messrs. Sherman (Chairman), Boren and Stern, each of whom is “independent”, as independence for audit committee members is defined under the rules of the SEC and the Nasdaq marketplace rules.

The Compensation Committee currently consists of Messrs. Peurach (Chairman) and Sherman and Ms. Wendell, each of whom is “independent”, as independence for compensation committee members is defined under the Nasdaq marketplace rules.

The Nominating and Governance Committee currently consists of Messrs. Boren (Chairman) and Peurach and Mses. Hamilton and Wendell, each of whom is “independent”, as independence for nominating committee members is defined under the Nasdaq marketplace rules.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed by OUM & Co., LLP, our independent registered public accounting firm (“OUM”) for the following services during 2015 and 2014:

	Year Ended December 31,
Description of Service	2015	2014
Audit Fees (1)	$291,054	$381,276
Audit-Related Fees(2)	1,300	1,000
Tax Fees (3)	24,517	19,468
All Other Fees	-	-
Total Fees	$316,871	$401,744

(1)	Audit Fees consist of fees for audit of the Company’s annual financial statements for the respective year, reviews of the Company’s quarterly financial statements, services provided in connection with statutory and regulatory filings and audit of the Company’s internal controls over financial reporting.

(2)	Audit-Related Fees consist of fees for accounting consultations.

(3)	Tax Fees consist of fees for tax compliance and tax advice and planning services.

Pre-Approval Policies and Procedures

The charter of the Audit Committee provides that the Audit Committee is responsible for the pre-approval of all audits and permitted non-audit services to be performed for the Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2014 and 2015 were approved by the Audit Committee in accordance with the procedures described below.

The Audit Committee reviews and approves all audit and non-audit services proposed to be provided by OUM or other firms, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to the Company for the fiscal year ended December 31, 2014 and 2015 that were not approved by the Audit Committee.

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

	By:	/S/ Thomas Looby
Dated: March 14, 2016		President and Interim Chief Executive Officer
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

Signature	Title	Date

/S/ Thomas Looby	President and Interim Chief	March 14, 2016
Thomas Looby	Executive Officer (Principal Executive Officer)

/S/ Maximilian Scheder-Bieschin	Chief Financial Officer	March 14, 2016
Maximilian Scheder-Bieschin	(Principal Accounting and Financial Officer)

/S/ Steven Sherman		March 14, 2016
Steven Sherman	Chairman of the Board

/S/ Daniel Boren		March 14, 2016
Daniel Boren	Director

/S/ Marilyn Hamilton		March 14, 2016
Marilyn Hamilton	Director

/S/ Jack Peurach		March 14, 2016
Jack Peurach	Director

/S/ Stanley Stern		March 14, 2016
Stanley Stern	Director

/S/ Amy Wendell		March 14, 2016
Amy Wendell	Director

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 15, 2014, by and among the Registrant, Acquisition Sub and Ekso Bionics, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2015)

3.2	Certificate of Merger of Ekso Bionics, Inc., with and into Acquisition Sub, filed January 15, 2014 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on December 23, 2015 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2015)

4.1	Form of specimen certificate (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on June 23, 2015)
10.1	Indemnification Shares Escrow Agreement, dated as of January 15, 2014, by and among the Registrant, Nathan Harding and Gottbetter & Partners, LLP, as escrow agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2	Split-Off Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.3	General Release Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and stockholders party thereto (incorporated by reference from Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5	Form of Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(a)	Form of Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(b)	Form of Amendment to Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.6(b) to the Registrant’s Annual Report onf Form 10-K for the year ended December 31, 2014)

10.7(a)	Form of Bridge Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.7(b)	Form of Amendment to Bridge Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.7(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.8(a)	Form of PPO Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 1086 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.8(b)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Offer to Amend and Exercise (incorporated by reference from Exhibit 99.(a)(1)© to the Registrant’s Schedule TO filed on October 23, 2014)

10.8(c)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Anti-Dilution Amendment (incorporated by reference from Exhibit 99.(a)(1)(F) to the Registrant’s Schedule TO filed on October 23, 2014)

10.9(a)	Form of PPO Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.9(b)	Form of Amendment to PPO Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.9(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.10	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(a)	Placement Agency Agreement, dated December 5, 2015, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(b)	First Amendment to Placement Agency Agreement, dated January 28, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014)

10.11(c)	Second Amendment to Placement Agency Agreement, dated October 21, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.12†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on May 11, 2014)

10.13	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.14 †	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.15 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Nathan Harding (incorporated by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.16†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Max Scheder-Bieschin (incorporated by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.17 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Russ Angold (incorporated by reference from Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.18 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Frank Moreman (incorporated by reference from Exhibit 10.18 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.19	Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.20	Exclusive License Agreement, dated as of July 14, 2008, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a/ Berkeley Bionics and formerly d/b/a Berkeley ExoWorks (as amended by Amendment #1 to Exclusive License Agreement, dated as of May 20, 2009, by and between The Regents of the University of California and Berkeley Bionics) (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.21	Lease, dated as of November 29, 2011, by and between FPOC, LLC and Berkeley Bionics, Inc., d/b/a Ekso Bionics (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.22	Letter Agreement, dated as of November 12, 2013, by and between Gravitas Partners Ltd., Premium Capital Partners Ltd., and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.23	Director Nomination Agreement dated as of January 15, 2013, among the Registrant, Ekso Bionics and CNI Commercial LLC (incorporated by reference from Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.24	Form of Ekso Bionics’ Warrant to purchase shares of its common stock (converted under the Merger Agreement into warrants to purchase shares of the Registrant’s Common Stock) (incorporated by reference from Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.25 **	Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.26 **	Medical License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.26 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.27 **	Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.27 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.28 †	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.29 †	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.30	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and Katalyst Securities LLC (incorporated by reference from Exhibit 99.(d)(1) to the Registrant’s Schedule TO filed on October 23, 2014)

10.31	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and EDI Financial, Inc. (incorporated by reference from Exhibit 99.(d)(2) to the Registrant’s Schedule TO filed on October 23, 2014)

10.32†

Employment Agreement, dated March 19, 2015, between the Registrant and Thomas Looby (incorporated by reference from Exhibit 10.32 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2014)

10.33	Form of Warrant to purchase shares of the Registrant’s common stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.34	Securities Purchase Agreement dated December 23, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.35	Placement Agency Agreement, dated December 23, 2015, by and among the Company and Ladenburg Thalmann & Co., Inc., as representative of the placement agents named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.36*†	Nathaniel Harding Separation Agreement dated February 25, 2016

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 §*	Interactive Data Files of Financial Statements and Notes.

101.ins §*	Instant Document

101.sch §*	XBRL Taxonomy Schema Document

101.cal §*	XBRL Taxonomy Calculation Linkbase Document

101.def §*	XBRL Taxonomy Definition Linkbase Document

101.lab §*	XBRL Taxonomy Label Linkbase Document

101.pre §*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Confidential Treatment has been requested as to certain portions of Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement