Form 10-Q
period 2016-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2016-05-10
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

(510) 984-1761

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

The number of shares of registrant’s common stock outstanding as of May 5, 2016 was: 16,182,889

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31,	December 31,
	2016	2015
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$12,314	$19,552
Accounts receivable	2,383	2,069
Inventories, net	2,531	1,056
Prepaid expenses and other current assets	738	436
Deferred cost of revenue, current	255	2,088
Total current assets	18,221	25,201
Property and equipment, net	2,617	2,625
Deferred cost of revenue	-	2,502
Intangible assets, net	1,431	1,584
Goodwill	189	189
Other assets	93	97
Total assets	$22,551	$32,198

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,618	$2,694
Accrued liabilities	2,928	1,885
Deferred revenues, current	1,222	3,960
Capital lease obligation, current	81	80
Total current liabilities	7,849	8,619
Deferred revenues	766	4,613
Warrant liability	6,210	9,195
Contingent consideration liability	768	768
Other non-current liabilities	205	195
Total liabilities	15,798	23,390
Commitments and contingencies (Note 12)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized at March 31, 2016 and December 31, 2015; 9 and 13 outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 71,429 shares authorized at March 31, 2016 and December 31, 2015; 15,604 and 15,027 outstanding at March 31, 2016 and December 31, 2015, respectively	109	105
Additional paid-in capital	101,686	100,094
Accumulated deficit	(95,042)	(91,391)
Total stockholders' equity	6,753	8,808
Total liabilities and stockholders' equity	$22,551	$32,198

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Medical devices (see Note 2)	$8,057	$985
Engineering services	429	704
Total revenue	8,486	1,689

Cost of revenue:
Medical devices	6,669	798
Engineering services	319	488
Total cost of revenue	6,988	1,286

Gross profit	1,498	403

Operating expenses:
Sales and marketing	2,503	1,851
Research and development	2,149	983
General and administrative	3,488	1,662
Total operating expenses	8,140	4,496

Loss from operations	(6,642)	(4,093)

Other income (expense) net:
Gain on warrant liability	2,985	-
Interest and other, net	6	(22)
Total other income (expense), net	2,991	(22)

Net loss	(3,651)	(4,115)

Less: Preferred deemed dividend	(3,124)	-
Net loss applicable to common shareholders	$(6,775)	$(4,115)

Basic and diluted net loss per share	$(0.44)	$(0.28)

Weighted average number of shares of common stock outstanding, basic and diluted	15,388	14,542

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Operating activities:
Net loss	$(3,651)	$(4,115)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	440	200
Inventory allowance expense	-	45
Amortization of deferred rent	(9)	(10)
Stock-based compensation expense	1,574	349
(Gain) on change in fair value of warrant liability	(2,985)	-
Changes in operating assets and liabilities:
Accounts receivable	(314)	94
Inventories	(1,475)	(261)
Prepaid expense and other assets	(298)	(59)
Deferred costs of revenue	4,335	(354)
Accounts payable	924	681
Accrued liabilities	1,255	(721)
Deferred revenues	(6,585)	323
Net cash used in operating activities	(6,789)	(3,828)

Investing activities:
Acquisition of property and equipment	(285)	(281)
Net cash used in investing activities	(285)	(281)

Financing activities:
Principal payments on note payable	(19)	(11)
Fees paid related to 2015 issuance of convertible preferred stock	(173)	-
Proceeds from exercise of stock options	28	31
Proceeds from exercise of warrants	-	32
Net cash (used in) provided by financing activities	(164)	52
Net decrease in cash	(7,238)	(4,057)
Cash at beginning of period	19,552	25,190
Cash at end of period	$12,314	$21,133

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

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

As used in these notes to the consolidated financial statements, the term “the Company” refers to Ekso Bionics Holdings, Inc. formerly known as PN Med Group, Inc., and its wholly-owned subsidiaries, including Ekso Bionics, Inc. after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger. Unless otherwise indicated, all dollar and share amounts included in these notes to the financial statements are in thousands. All common stock share and per share amounts have been retroactively adjusted to reflect the one-for-seven reverse stock split completed on May 4, 2016. See Note 15, Subsequent Event.

The Company designs, develops, and sells exoskeletons that augment human strength, endurance and mobility. The Company’s exoskeletons have applications in health care, industrial, military, and consumer markets.

Liquidity

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of March 31, 2016, the Company had an accumulated deficit of $95,042.

Cash on hand at March 31, 2016 was $12,314, compared to $19,552 at December 31, 2015. For the three months ended March 31, 2016, the Company used $6,789 of cash in operations which included non-routine investments of working capital, the majority of which the Company expects will be reversed during the year, compared to $3,828 for the three months ended March 31, 2015.

Based upon the Company’s current twelve-month average net use of cash of approximately $1,800 per month and assuming increases in current revenue, offset by an incremental increase in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2017.

The Company’s actual capital requirements may vary significantly and will depend on many factors. For example, the Company plans to continue to increase its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which the Company intends to raise by the end of the year through corporate collaborations, public or private equity offerings, debt financings or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date but does not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated, all dollar and share amounts (excluding per share amounts) included in these notes to the financial statements are in thousands.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at March 31, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: revenue recognition, deferred revenue and the deferral of the associated costs, future warranty costs, maintenance and planned improvement costs associated with medical device units sold prior to 2016, useful lives assigned to long-lived assets, realizability of deferred tax assets, the valuation of options and warrants, and contingencies. Actual results could differ from those estimates.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of March 31, 2016 and December 31, 2015. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of March 31, 2016, we had one customer with accounts receivable balances totaling 10% or more of our total accounts receivable (16%), compared with one customer as of December 31, 2015 (10%).

In the three months ended March 31, 2016, we had four customers with billed revenue of 10% or more of total billed revenue (27%, 20%, 11% and 10%), compared with two customers in the three months ended March 31, 2015 (17% and 16%).

Medical Device Revenue and Cost of Revenue Recognition

The Company builds medical device robotic exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor and overhead in connection with manufacture and assembly of these units.

When the Company brought its first version medical device to market in 2012, the Company could not be certain as to the costs it would incur to support, maintain, service and upgrade these early stage devices. Primarily for this reason, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, such amounts were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs, to allow the Company to bifurcate its sales transactions into two separate units of accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. The Company has therefore now begun to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales beginning January 1, 2016, revenue and associated cost of revenue of medical devices will be recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements will be recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. Consistent with this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 (which represents the fair value of the already delivered devices) and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358.  In addition, the Company recorded $212 for warranty expenses and a one-time charge of $911 for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions for public companies, including: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Management is in the process of assessing the impact of ASU 2016-09 on the Company’s consolidated financial statements.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of this update by one year. In April 2016, the FASB issued a further update, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the contractual provisions that explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that explicitly or implicitly, define the attributes of a single promised license. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures, and is therefore unable to determine the impact on the Company's financial statements.

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

		Quoted Prices in Active Markets For Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Liabilities
Warrant liability	$(6,210)	$-	$-	$(6,210)
Contingent consideration liability	$(768)	$-	$-	$(768)

December 31, 2015
Liabilities
Warrant liability	$(9,195)	$-	$-	$(9,195)
Contingent consideration liability	$(768)	$-	$-	$(768)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2016, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability
Balance at December 31, 2015	$(9,195)	$(768)
Gain on decrease in fair value of warrants issued with 2015 financing	2,985	-
Balance at March 31, 2016	$(6,210)	(768)

Refer to Note 9. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

4. Deferred Revenues

In connection with our medical device sales and engineering services, we often receive cash payments before our earnings process is complete. In these instances, we record the payments as customer deposits until a device is shipped to the customer, or as customer advances in the case of engineering services until the earnings process is achieved. In both cases, the cash received is recorded as a component of deferred revenue.

As described in Note 2. Summary of Significant Accounting Policies and Estimates, Medical Device Revenue and Cost of Revenue Recognition prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, such amounts were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.  For sales beginning January 1, 2016, revenue and associated cost of revenue of medical devices are being recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements will be recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. Consistent with this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 (which represents the fair value of the already delivered devices) and associated cost of revenue of $4,159.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

Deferred revenues and deferred cost of revenues consist of the following:

	March 31 2016	December 31, 2015
Customer deposits and advances	$47	$48
Deferred medical device revenues	551	7,388
Deferred rental income	64	71
Deferred extended maintenance and support	1,326	1,066
Total deferred revenues	1,988	8,573
Less current portion	(1,222)	(3,960)
Deferred revenues, non-current	766	4,613

Deferred medical device unit costs	$255	$4,590
Less current portion	(255)	(2,088)
Deferred cost of revenue, non-current	$-	$2,502

5. Intangible Assets

On December 1, 2015, the Company acquired substantially all of the assets of Equipois, LLC, a New Hampshire limited liability company, for an initial payment of $1,071, payable in shares of the Company’s common stock, and recorded $768 of estimated contingent consideration. The transaction resulted in the Company recording $1,610 of intangible assets with an estimated life of three years. The following table reflects the amortization of the purchased intangible assets as of March 31, 2016:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(129)	$1,031
Customer relationships	70	(8)	62
Customer trade name	380	(42)	338
	$1,610	$(179)	$1,431

Estimated future amortization for the remainder of 2016 is $404, and $537 and $490 for the years 2017 and 2018, respectively.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

6. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Salaries, benefits and related expenses	$1,563	$1,464
Maintenance	911	-
Warranty expense	216	-
Professional fees	158	257
Other	80	164
Total	$2,928	$1,885

7. Maintenance and Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the U.S. and two years in Europe, the Middle East and Africa. During the quarter ended March 31, 2016, the Company determined it had sufficient historical experience of warranty costs to estimate future costs for devices sold. As a result, and beginning during the quarter ended March 31, 2016, a liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. From time to time, specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the condensed consolidated statement of operations as a component of costs of revenue.

In addition, for the quarter ended March 31, 2016, the Company recorded a one-time charge of $911 for a preventative maintenance and improvement program for devices sold prior to 2016 to bring the devices to second generation GT-level of functionality.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

A reconciliation of the changes in the maintenance and warranty liabilities for the periods ended March 31, 2016 and 2015 are as follows:

	2016
	Maintenance	Warranty	Total
Balance at December 31, 2015	$-	$-	$-
Additions for estimated future expense	911	255	1,166
Incurred costs	-	-	-
Other	-	-	-
Balance at March 31, 2016	$911	$255	$1,166

Current portion	911	216	1,127
Long-term portion	-	39	39
Total	$911	$255	$1,166

	2015
	Maintenance	Warranty	Total
Balance at December 31, 2014	$-	$126	$126
Additions for estimated future expense	-	-	-
Incurred costs	-	(17)	(17)
Other	-	-	-
Balance at March 31, 2015	$-	$109	$109

Current portion	-	109	109
Long-term portion	-	-	-
Total	$-	$109	$109

The long-term portion of warranty accrual is included as a component of Other long-term liabilities in the condensed consolidated balance sheets.

8. Lease and Note Obligations

On November 29, 2011, the Company entered into an operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The lease term commenced in March 2012 and expires in May 2017. The lease provides the Company with one option to renew for five additional years. The Company also leases nominal office space in Germany.

In 2012, the Company entered into a note agreement in connection with the lease for its Richmond, California facility. The note, for an aggregate principal of $200, with an interest rate of 7%, minimum monthly payments of $4, and a May 31, 2017 maturity, was used to fund leasehold improvements. This note is classified as a component of capital lease obligation-current and other non-current liabilities in the condensed consolidated balance sheet.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

Commencing in August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and matures on July 1, 2020. This capital lease is classified as a component of capital lease obligation-current and other non-current liabilities in the condensed consolidated balance sheet.

The Company estimates future minimum payments as of March 31, 2016 to be the following:

Period	Operating Lease	Note Payable	Capital Lease	Total Minimum Payments
2016 - remainder	$350	$36	$32	$68
2017	248	20	40	60
2018	91	-	37	37
2019	91	-	37	37
2020	89	-	22	22
Total minimum payments	$869	56	168	224
Less interest		(2)	(16)	(18)
Present value minimum payments		54	152	206
less current portion		(45)	(36)	(81)
Long-term portion		$9	$116	$125

Rent expense under the Company’s operating leases was $96 and $86 for the three month periods ended March 31, 2016 and 2015, respectively.

9. Capitalization and Equity Structure

Refer to Note 15, Subsequent Event, for a discussion of the Company’s May 4, 2016 reverse stock split.

Summary:

The Company’s authorized capital stock at March 31, 2016 consisted of 71,429 shares of common stock and 10,000 shares of preferred stock. At March 31, 2016, 15,604 shares of common stock were issued and outstanding and 9 shares of preferred stock were issued and outstanding.

Convertible Preferred Stock:

In December 2015, the Company issued 15 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) and warrants to purchase 2,122 shares of the Company’s common stock for which the Company received gross proceeds of $15,000. Each Preferred Share is convertible into Common Stock at any time at the election of the investor. At December 31, 2015, 13 Preferred Shares remained outstanding. During the three-months ended March 31, 2016, 4 Preferred Shares were converted to 566 shares of common stock at the Series A Conversion Price of $7.07 per share. The conversion resulted in the amortization of the discount related to the issuance of warrants in the December 2015 transaction of $3,124, which has been accounted for as a preferred deemed dividend in the condensed consolidated statement of operations. As of March 31, 2016, $7,221 of non-cash warrant discounts remain unamortized, and will be recognized as preferred deemed dividend on the conversion of outstanding shares of convertible preferred stock.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

Warrants

Warrant share activity for the three-month period ended March 31, 2016 is as follows:

Source	Exercise Price	Term (Years)	At December 31, 2015	At March 31, 2016
2015 Series A Preferred warrants	$8.75	5	2,122	2,122

2014 PPO and Merger
Placement agent warrants	$7.00	5	426	426
Bridge warrants	$7.00	3	371	371
PPO warrants	$14.00	5	1,078	1,078

Pre 2014 warrants	$9.66	various	88	88
			4,085	4,085

In connection with the December 2015 issuance of convertible preferred stock mentioned above, the Company issued warrants to purchase up to an aggregate of 2,122 shares of common stock. The warrants have a 5 year term and an exercise price of $8.75 per share. The Company estimates the fair value of the warrant liability by using a Binomial Lattice Option Pricing Model. The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the Binomial Lattice Option Pricing Model to measure the fair value of the embedded anti-dilution feature in the warrants as of March 31, 2016:

Current share price	$5.25
Conversion price	$8.75
Risk-free interest rate	1.16%
Periodic rate	0.55%
Term (years)	4.73
Volatility of stock	75%

The warrants were valued at $9,195 at December 31, 2015. Due to a decrease in the Company’s common stock price from December 31, 2015 to March 31, 2016, the fair value of the warrants decreased by $2,985, which was recorded as a gain in the Company’s consolidated statements of operations for the three month period ended March 31, 2016.

10. Stock-based Compensation

Refer to Note 15, Subsequent Event, for a discussion of the Company’s May 4, 2016 reverse stock split.

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) allows for the issuance of an aggregate of 3,714 shares of common stock, of which 1,480 are available for future grant as of March 31, 2016.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

The following table summarizes information about the Company’s stock options outstanding at March 31, 2016, and activity during the three-month period then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock Awards	Exercise Price	Life (Years)	Intrinsic Value
Balance as of December 31, 2015	1,963	$7.09
Options granted	145	$5.55
Options exercised	(10)	$2.73
Options forfeited	(110)	$8.41
Options cancelled	(9)	$10.11
Balance as of March 31, 2016	1,979	6.91	7.00	1,522
Vested and expected to vest at March 31, 2016	1,851		6.85	1,518
Exercisable as of March 31, 2016	1,062		5.23	1,464

As of March 31, 2016, total unrecognized compensation cost related to unvested stock options was $4,640. This amount is expected to be recognized as stock-based compensation expense in the Company’s Condensed Consolidated Statements of Operations over the remaining weighted average vesting period of 2.8 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2016	2015

Dividend yield	—	—
Risk-free interest rate	1.24% - 1.78%	1.41% - 1.92%
Expected term (in years)	5-10	6-10
Volatility	77%	73%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the Condensed Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2016	2015
Sales and marketing	$232	$132
Research and development	231	54
General and administrative	1,111	163
	$1,574	$349

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

In conjunction with the resignation of the Company’s then Chief Executive Officer in February 2016, the Company accelerated the vesting of options that would have vested in the subsequent twelve months and extended the exercise period of the resulting shares from three months to six years. In addition, the Company extended the exercise period for an employee that was terminated in March 2016 from three months to one year. These modifications resulted in incremental stock compensation expense of $59 and $774 included in research and development and general administration, respectively.

11. Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2016, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

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

U.S. Food and Drug Administration Clearance

On April 4, 2016, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market its Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(Unaudited)

The Company believes that prior to April 4, 2016, the Company’s Ekso GT robotic exoskeleton had been appropriately marketed in the United States as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012. On June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it as being Class II, which requires the clearance of a 510(k) notice. On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued the Company an “Untitled Letter” which informed the Company in writing of the agency’s belief that this new product classification applied to the Ekso GT device. On December 24, 2014, the Company filed a 510(k) notice for the Ekso robotic exoskeleton which was accepted by the FDA for substantive review on July 29, 2015. As discussed above, the Company received FDA clearance to market the Ekso GT in accordance with the devise’s labeling on April 4, 2016.

From September 2, 2015 to September 11, 2015, the Division of Bioresearch Monitoring Center for Devices and Radiological Health of the FDA conducted an inspection of the Company’s facility in Richmond, California. At the conclusion of the inspection, the FDA issued a Form FDA 483 with four observations. These observations were inspectional and did not represent a final FDA determination of non-compliance. The observations pertained to informed consent requirements, reporting of adverse results and records maintenance. On October 2, 2015, the Company responded to the FDA describing the corrective and preventive actions that the Company had implemented and continued to implement to address the FDA’s concerns. On March 30, 2016, the FDA accepted the Company’s corrective actions for the Form 483 observations that were generated during the FDA’s inspection.

13. Net Loss Per Share

Refer to Note 15, Subsequent Event, for a discussion of the Company’s May 4, 2016 reverse stock split.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2016	2015
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(6,775)	$(4,115)

Denominator
Weighted-average number of shares, basic and diluted	15,388	14,542

Net loss per share, basic and diluted	$(0.44)	$(0.28)

Recognition of previously deferred revenue and cost of goods in the quarter ended March 31, 2016 as described in Note 2. Summary of Significant Accounting Policies and Estimates, Medical Device Revenue and Cost of Revenue Recognition reduced net loss applicable to common stockholders by $2,358, or $0.15 per share.

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2016	2015
Options to purchase common stock	1,979	1,496
Warrants for common stock	4,085	1,966
Common stock issuable upon conversion of preferred shares	1,309	-
Total common stock equivalents	7,373	3,462

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

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

Segment reporting information is as follows:

	Medical	Engineering
	Devices	Services	Total
Three months ended March 31, 2016
Revenue	$8,057	$429	$8,486
Cost of revenue	6,669	319	6,988
Gross profit	$1,388	$110	$1,498

Three months ended March 31, 2015
Revenue	$985	$704	$1,689
Cost of revenue	798	488	1,286
Gross profit	$187	$216	$403

Geographic information for revenue based on location of customer is as follows:

	Three Months Ended March 31,
	2016	2015
North America	$4,521	$1,271
All Other	3,965	418
	$8,486	$1,689

15. Subsequent Event – Reverse Stock Split

After the close of the stock market on May 4, 2016, the Company effected a 1-for-7 reverse split of its common stock in preparation for its planned application for listing of its common stock on the NASDAQ Capital Market. The reverse stock split was approved by the Company’s board of directors and is intended to allow the Company to meet the minimum share price requirement for listing on the NASDAQ Capital Market. However, there can be no assurance that the Company’s listing application will be approved by NASDAQ. As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of seven, and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value. Amounts affected include common stock outstanding, including those that have resulted from the conversion of preferred stock, stock options, and warrants that convert to common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and on our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, could cause our future results to differ materially from those expressed in the forward-looking information:

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

Regulatory Update

On April 4, 2016, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market its Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling.

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the FDA, which administers the federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation (“QSR”). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

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

The Company believes that prior to April 4, 2016, the Company’s Ekso GT robotic exoskeleton had been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012. On June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it as being Class II, which requires the clearance of a 510(k) notice.

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued the Company an “Untitled Letter” which informed the Company in writing of the agency’s belief that this new product classification applied to our Ekso GT device. On December 24, 2014 the Company filed a 510(k) notice for the Ekso robotic exoskeleton, which was accepted by the FDA for substantive review on July 29, 2015. As discussed above, the Company received FDA clearance to market its Ekso GT in accordance with the device’s labeling on April 4, 2016.

From September 2, 2015 to September 11, 2015, the Division of Bioresearch Monitoring Center for Devices and Radiological Health of the FDA conducted an inspection of the Company’s facility in Richmond, California. At the conclusion of the inspection, the FDA issued a Form FDA 483 with observations pertained to informed consent requirements, reporting of events to FDA, and records maintenance. These observations were inspectional and did not represent a final FDA determination of non-compliance. On October 2, 2015, the Company responded to the FDA describing the corrective and preventive actions that the Company had implemented and continued to implement to address the FDA’s observations. Due to the nature of the findings, the Company does not expect that the Form FDA 483 will result in a warning letter or other action that could interfere with the Company’s operations. On March 30, 2016, the FDA accepted the Company’s corrective actions for the Form 483 observations that were generated during the FDA inspection.

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

When the Company brought its first version medical device to market in 2012, the Company could not be certain as to the costs it would incur to support, maintain, service and upgrade these early stage devices. Primarily for this reason, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, such amounts were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs, to allow the Company to bifurcate its sales transactions into two separate units of accounting: (1) the device, associated software, original manufacturers warranty and training if required, and (2) extended support and maintenance. The Company has therefore now begun to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales beginning January 1, 2016, revenue and associated cost of revenue of medical devices will be recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements will be recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. Consistent with this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6.5 million (which represents the fair value of the already delivered devices) and associated cost of revenue of $4.2 million, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2.4 million.  In addition, the Company recorded $0.2 million for warranty expenses and a one-time charge of $0.9 million for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016.

Results of Operations

The following table present our results of operations for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015	Change	% Change
Revenue:
Medical devices (see Note 2)	$8,057	$985	$7,072	718%
Engineering services	429	704	(275)	-39%
Total revenue	8,486	1,689	6,797	402%

Cost of revenue:
Medical devices	6,669	798	5,871	736%
Engineering services	319	488	(169)	-35%
Total cost of revenue	6,988	1,286	5,702	443%

Gross profit	1,498	403	1,095	272%

Operating expenses:
Sales and marketing	2,503	1,851	652	35%
Research and development	2,149	983	1,166	119%
General and administrative	3,488	1,662	1,826	110%
Total operating expenses	8,140	4,496	3,644	81%

Loss from operations	(6,642)	(4,093)	(2,549)	62%

Other income (expense) net:
Gain (loss) on warrant liability	2,985	-	2,985	-
Interest and other, net	6	(22)	28	-127%
Total other income (expense), net	2,991	(22)	3,013	-

Net loss	(3,651)	(4,115)	464	-11%

Less: Preferred deemed dividend	(3,124)	-	(3,124)	-
Net loss applicable to common shareholders	$(6,775)	$(4,115)	$(2,660)	65%

Revenue

Medical device revenue was $8.1 million for the quarter ended March 31, 2016. Contributing to this revenue was $6.5 million of previously deferred revenue that was recognized as a result of a change of an accounting estimate related to revenue recognition. In addition, the current quarter amounts include $1.2 million of revenue derived from the sale of devices during the period and attributable to the Company’s revised accounting estimate, as well as $0.3 million of other device related revenues. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition.

Engineering services revenue decreased $0.3 million, or 39%, primarily due to a decrease in revenue generating projects.

Gross Profit

Gross profit for quarter ended March 31, 2016 consists of $1.4 million attributable to device sales and $0.1 million attributable to engineering services. Device sales gross profit primarily includes $2.4 million from our change in accounting estimate for shipments made prior to January 1, 2016 and, $0.5 million based on our revised accounting estimate for units shipped or trained in the current quarter, offset primarily by $0.9 million of maintenance and $0.2 million of warranty expenses, both of which relate to devices sold prior to 2016. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition.

Operating Expenses

Sales and marketing expenses increased $0.7 million, or 35%, in the first quarter of 2016 compared to the first quarter of 2015 primarily due to an increase of $0.3 million in compensation expense, which included a non-cash stock-based compensation increase of $0.1 million, as a result of an increase in employee headcount. We also experienced an increase of $0.3 million related to the increase of the use of market research consultants, trade show presence, and website and social media activities in connection with ramping up our marketing efforts.

Research and development expenses increased $1.2 million, or 119%, in the first quarter of 2016 compared to the first quarter of 2015 primarily due to a $0.4 million increase in employee compensation expense, which included a non-cash stock-based compensation increase of $0.2 million, as a result of an increase in employee headcount. In addition, we incurred costs of $0.5 million related to the industrial business in anticipation of the product launch in the first half of 2016.

General and administrative expenses increased $1.8 million, or 110%, during the first quarter of 2015 compared to the first quarter of 2015, primarily due to an increase of $1.5 million of employee compensation expense, which included a non-cash stock-based compensation increase of $1.0 million and a one-time severance expense of $0.3 million. Stock based compensation expense included a one-time $0.8 million non-cash charge related to the modification of stock options previously granted to our former Chief Executive Officer. The remaining increase in employee compensation expense is due to increased headcount. In addition, we incurred additional amortization expense of $0.2 million as a result of acquiring assets from Equipois in December of 2015.

Other Income (Expense), Net

Other income (expense), net reflects a change of $3.0 million in the first quarter of 2016 compared to the first quarter of 2015 primarily due to a non-cash gain on the revaluation of warrants issued in December 2015. See Note 7 on our condensed consolidated financial statements under the caption, Capitalization and Equity Structure – Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

Preferred Deemed Dividend

In the first quarter of 2016, 4,005 shares of convertible preferred stock were converted into approximately 566,400 shares of common stock resulting in a $3.1 million non-cash preferred deemed dividend that related to the amortization of the discount associated with the warrants issued in December 2015. See Note 7 on our condensed consolidated financial statements under the caption, Capitalization and Equity Structure – Convertible Preferred Stock for additional information.

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

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. The Company incurred net losses of $3.7 million for the three months ended March 31, 2016, and $19.6 million for the year ended December 31, 2015.

In addition, our operating activities used $6.8 million for the three months ended March 31, 2016, and $18.3 million for the year ended December 31, 2015.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of March 31, 2016, the Company had an accumulated deficit of $95.0 million.

Cash on hand at March 31, 2016 was $12.3 million, compared to $19.6 million at December 31, 2015. For the three months ended March 31, 2016, the Company used $6.8 million of cash in operations which included non-routine investments of working capital, the majority of which the Company expects will be reversed during the year, compared to $3.8 million for the three months ended March 31, 2015.

Based upon the Company’s current twelve-month average net use of cash of approximately $1.8 million per month and assuming increases in current revenue, offset by an incremental increase in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2017.

The Company’s actual capital requirements may vary significantly and will depend on many factors. For example, the Company plans to continue to increase its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which the Company intends to raise by the end of the year through corporate collaborations, public or private equity offerings, debt financings or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands). The Company held no cash equivalents for any of the periods presented.

	Three months ended
	March 31,
	2016	2015
Net cash used in operating activities	$(6,789)	$(3,828)
Net cash used in investing activities	(285)	(281)
Net cash (used in) provided by financing activities	(164)	52
Net decrease in cash	(7,238)	(4,057)
Cash at the beginning of the period	19,552	25,190
Cash at the end of the period	$12,314	$21,133

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2016 was driven by our $3.7 million operating loss, offset by $2.0 million in non-cash charges related to depreciation and amortization, and stock compensation expense and a $3.0 million non-cash gain from the revaluation of warrants issued in December 2015. In addition, our change in accounting estimate related to our revenue recognition policy resulted in a non-cash gain of $6.5 million of previously deferred revenue, offset by non-cash charges of $4.2 million of previously deferred cost of revenues, $0.9 million of accrued maintenance and $0.2 million of accrued warranty costs.

Net cash used in operations for the three months ended March 31, 2015 was driven by our $4.1 million operating loss, offset by $0.5 million in non-cash charges related to depreciation and amortization, and stock compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.3 million for the three months ended March 31, 2016 and 2015 was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations, loaners to current customers, and as rental units.

Net Cash (used) provided by Financing Activities

The net cash used by financing activities for the three months ended March 31, 2016 consisted primarily of expenses related to the December 2015 issuance of convertible preferred stock.

The net cash provided by financing activities for the three months ended March 31, 2015 of $0.1 million was primarily from the exercise of common stock warrants and options.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2016, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years
Facility operating lease	$869	$350	$430	$89	$-
Capital lease	168	32	114	22	-
Leasehold improvement loan	56	36	20	-	-
Equipois supply agreement	157	157	-	-	-
Total	$1,250	$575	$564	$111	$-

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

In addition, we conduct business in foreign countries and have United Kingdom and Germany based subsidiaries. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

During the three months ended March 31, 2016, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

An investment in our securities involves a risk of loss. You should carefully consider the information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Update section of this Quarterly Report on Form 10-Q there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2015)
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on December 23, 2015 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2015)

3.5	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock, filed on April 4, 2016 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016)
3.6	Certificate of Change, effective May 4, 2016 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2016)
10.37	Form of Amendment to Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;

•	unaudited condensed consolidated statement of operations;

•	unaudited condensed consolidated statement of cash flows;

•	notes to unaudited condensed consolidated financial statements;

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: May 10, 2016	By:	/s/ Thomas Looby
Thomas Looby
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

