Form 10-Q
period 2016-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2016-08-03
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of registrant’s common stock outstanding as of July 26, 2016 was: 16,432,816

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30,	December 31,
	2016	2015
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$4,661	$19,552
Accounts receivable	1,566	2,069
Inventories, net	2,408	1,056
Note receivable, current	40	-
Prepaid expenses and other current assets	692	436
Deferred cost of revenue, current	-	2,088
Total current assets	9,367	25,201
Property and equipment, net	2,579	2,625
Note receivable, long term	50	-
Deferred cost of revenue	-	2,502
Intangible assets, net	1,297	1,584
Goodwill	189	189
Other assets	93	97
Total assets	$13,575	$32,198
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,074	$2,694
Accrued liabilities	2,930	1,885
Deferred revenues, current	710	3,960
Capital lease obligation, current	78	80
Total current liabilities	5,792	8,619
Deferred revenues	747	4,613
Warrant liability	4,545	9,195
Contingent consideration liability	768	768
Other non-current liabilities	162	195
Total liabilities	12,014	23,390
Commitments and contingencies (Note 13)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized at June 30, 2016 and December 31, 2015; 4 and 13 shares outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 71,429 shares authorized at June 30, 2016 and December 31, 2015; 16,383 and 15,027 shares outstanding at June 30, 2016 and December 31, 2015, respectively	16	15
Additional paid-in capital	102,341	100,184
Accumulated other comprehensive income (loss)	10	(1)
Accumulated deficit	(100,806)	(91,390)
Total stockholders' equity	1,561	8,808
Total liabilities and stockholders' equity	$13,575	$32,198

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Medical devices (Note 2)	$1,451	$1,048	$9,508	$2,033
Engineering services	101	1,066	530	1,770
Total revenue	1,552	2,114	10,038	3,803

Cost of revenue:
Medical devices	1,286	970	7,955	1,768
Engineering services	63	642	382	1,130
Total cost of revenue	1,349	1,612	8,337	2,898

Gross profit	203	502	1,701	905

Operating expenses:
Sales and marketing	2,913	2,523	5,416	4,374
Research and development	2,221	1,742	4,370	2,725
General and administrative	2,465	1,872	5,953	3,534
Total operating expenses	7,599	6,137	15,739	10,633

Loss from operations	(7,396)	(5,635)	(14,038)	(9,728)

Other income (expense), net:
Gain on warrant liability	1,665	-	4,650	-
Interest and other, net	(34)	(10)	(28)	(32)
Total other income (expense), net	1,631	(10)	4,622	(32)

Net loss	(5,765)	(5,645)	(9,416)	(9,760)

Less: Preferred deemed dividend	(4,205)	-	(7,329)	-
Net loss applicable to common shareholders	(9,970)	(5,645)	(16,745)	(9,760)
Foreign currency translation adjustments	18	-	11	-
Comprehensive loss	$(9,952)	$(5,645)	$(16,734)	$(9,760)

Basic and diluted net loss per share applicable to common shareholders	$(0.61)	$(0.39)	$(1.06)	$(0.67)

Weighted average number of shares of common stock outstanding, basic and diluted	16,247	14,585	15,817	14,563

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Operating activities:
Net loss	$(9,416)	$(9,760)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	908	419
Foreign currency translation adjustments	11	-
Amortization of deferred rent	(18)	(19)
Stock-based compensation expense	2,101	791
Gain on change in fair value of warrant liability	(4,650)	-
Changes in operating assets and liabilities:
Accounts receivable	503	(845)
Inventories	(1,330)	(478)
Note receivable	(90)	-
Prepaid expense and other assets	(252)	(85)
Deferred costs of revenue	4,590	(823)
Accounts payable	(620)	1,523
Accrued liabilities	1,257	(402)
Deferred revenues	(7,116)	1,217
Net cash used in operating activities	(14,122)	(8,462)

Investing activities:
Acquisition of property and equipment	(597)	(559)
Net cash used in investing activities	(597)	(559)

Financing activities:
Principal payments on note payable	(56)	(22)
Fees paid related to 2015 issuance of convertible preferred stock	(173)	-
Proceeds from exercise of stock options	57	56
Proceeds from exercise of warrants	-	48
Net cash (used in) provided by financing activities	(172)	82
Net decrease in cash	(14,891)	(8,939)
Cash at beginning of period	19,552	25,190
Cash at end of period	$4,661	$16,251

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

As used in these notes to the consolidated financial statements, the term “the Company” refers to Ekso Bionics Holdings, Inc., formerly known as PN Med Group, Inc., and its wholly-owned subsidiaries, including Ekso Bionics, Inc. after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger. Unless otherwise indicated, all dollar and share amounts included in these notes to the financial statements are in thousands. All common stock share and per share amounts have been adjusted to reflect the one-for-seven reverse stock split completed on May 4, 2016. See Note 10, Capitalization and Equity Structure – Reverse Stock Split.

The Company designs, develops, and sells exoskeletons that augment human strength, endurance and mobility. The Company’s exoskeletons have applications in health care, industrial, military, and consumer markets.

Liquidity

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of June 30, 2016, the Company had an accumulated deficit of $100,806.

Cash on hand at June 30, 2016 was $4,661, compared to $19,552 at December 31, 2015. For the six months ended June 30, 2016, the Company used $14,122 of cash in operations, compared to $8,462 for the six months ended June 30, 2015. The increase in cash used was driven by general increases in operating expenses such as selling, marketing and research and development, as the Company continues to build its team and capabilities and commercialize its medical and industrial device businesses. The increase also includes a one-time increase in inventory, as well as some investment in certain inventory which is expected to reverse over the next few quarters.

Management believes the Company has sufficient resources to meet its financial obligations into September 2016. The Company will require significant additional financing. We intend to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations or warrant solicitations.

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

2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date but does not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated, all dollar and share amounts (excluding per share amounts) included in these notes to the financial statements are in thousands.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at June 30, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of June 30, 2016 and December 31, 2015. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar.

We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of June 30, 2016, we had three customers with accounts receivable balances totaling 10% or more of our total accounts receivable (17%, 11% and 11%), compared with one customer as of December 31, 2015 (10%).

In the three months ended June 30, 2016, we had five customers with billed revenue of 10% or more of total billed revenue (18%, 14%, 13%, 13% and 12%), compared with one customer in the three months ended June 30, 2015 (32%). In the six months ended June 30, 2016, we had one customer with sales comprising 10% or more of our total customer sales (13%), compared with two customers in the six months ended June 30, 2015 (27% and11%).

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

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs, to allow the Company to bifurcate its sales transactions into two separate units of accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. The Company has therefore begun to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales beginning January 1, 2016, revenue and associated cost of revenue of medical devices is being recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is being recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. Consistent with this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 (which represents the fair value of the already delivered devices) and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358 in its results of operations for the six months ended June 30, 2016.  In addition, the Company recorded $212 for warranty expenses and a one-time charge of $911 for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same time period.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions for public companies, including: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Management is in the process of evaluating the impact of ASU 2016-09 on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of this update by one year. In April 2016, the FASB issued a further update, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the contractual provisions that explicitly or implicitly require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that explicitly or implicitly define the attributes of a single promised license. In May 2016, the FASB issued a further update, ASU 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies key areas concerning: (1) assessment of collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) non-cash consideration, (4) contract modifications at transition, (5) completed contracts at transition, and (6) disclosing the accounting change in the period of adoption. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets and the impact of significant amounts reclassified from accumulated other comprehensive income on information presented in the condensed consolidated statements of operations and comprehensive loss for the six month period ending June 30, 2016, are reflected in the table below net of tax:

Foreign
Currency
Translation
Balance at December 31, 2015	$(1)
Other comprehensive income before reclassification	11
Amounts reclassified from accumulated other comprehensive income	-
Net current period other comprehensive income	11
Balance at June 30, 2016	$10

4. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

		Quoted Prices in Active Markets For Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Liabilities
Warrant liability	$(4,545)	$-	$-	$(4,545)
Contingent consideration liability	$(768)	$-	$-	$(768)

December 31, 2015
Liabilities
Warrant liability	$(9,195)	$-	$-	$(9,195)
Contingent consideration liability	$(768)	$-	$-	$(768)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six month period ended June 30, 2016, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability
Balance at December 31, 2015	$(9,195)	$(768)
Gain on decrease in fair value of warrants issued with 2015 financing	4,650	-
Balance at June 30, 2016	$(4,545)	(768)

Refer to Note 10. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5. Deferred Revenues

In connection with our medical device sales and engineering services, the Company often receives cash payments before the earnings process is complete. In these instances, the Company records the payments as customer deposits until a device is shipped to the customer, or as customer advances in the case of engineering services until the earnings process is achieved. In both cases, the cash received is recorded as a component of deferred revenue.

As described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, such amounts were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.  For sales beginning January 1, 2016, revenue and associated cost of revenue of medical devices are being recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements will be recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. Consistent with this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 (which represents the fair value of the already delivered devices) and associated cost of revenue of $4,159 in its condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2016.

Deferred revenues and deferred cost of revenues consist of the following:

	June 30, 2016	December 31, 2015
Customer deposits and advances	$70	$48
Deferred medical device revenues	-	7,388
Deferred rental income	56	71
Deferred extended maintenance and support	1,331	1,066
Total deferred revenues	1,457	8,573
Less current portion	(710)	(3,960)
Deferred revenues, non-current	$747	$4,613

Deferred medical device unit costs	$-	$4,590
Less current portion	-	(2,088)
Deferred cost of revenue, non-current	$-	$2,502

6. Intangible Assets

On December 1, 2015, the Company acquired substantially all of the assets of Equipois, LLC, a New Hampshire limited liability company, for an initial payment of $1,071, payable in shares of the Company’s common stock, and recorded $768 of estimated contingent consideration. The transaction resulted in the Company recording $1,610 of intangible assets with an estimated life of three years. The following table reflects the amortization of the purchased intangible assets as of June 30, 2016:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(226)	$934
Customer relationships	70	(13)	57
Customer trade name	380	(74)	306
	$1,610	$(313)	$1,297

Estimated future amortization for the remainder of 2016 is $270, and $537 and $490 for the years 2017 and 2018, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Salaries, benefits and related expenses	$1,847	$1,464
Maintenance	736	-
Warranty expense	217	-
Professional fees	70	257
Other	60	164
Total	$2,930	$1,885

8. Maintenance and Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the U.S. and two years in Europe, the Middle East and Africa. During the six months ended June 30, 2016, the Company determined it had sufficient historical experience of warranty costs to estimate future costs for devices sold. As a result, and beginning during the six months ended June 30, 2016, a liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. From time to time, specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the condensed consolidated statements of operations and comprehensive loss as a component of costs of revenue.

In addition, in the six months ended June 30, 2016, the Company recorded in its condensed consolidated statements of operations and comprehensive loss a one-time charge of $911 for a preventative maintenance and improvement program for devices sold prior to 2016 to bring the devices to second generation GT-level functionality.

A reconciliation of the changes in the maintenance and warranty liabilities for the period ended June 30, 2016 is as follows:

	2016
	Maintenance	Warranty	Total
Balance at December 31, 2015	$-	$-	$-
Additions for estimated future expense	911	255	1,166
Incurred costs	(175)	(17)	(192)
Balance at June 30, 2016	$736	$238	$974

Current portion	736	217	953
Long-term portion	-	21	21
Total	$736	$238	$974

The long-term portion of warranty accrual is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

9. Lease and Note Obligations

On November 29, 2011, the Company entered into an operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The lease term commenced in March 2012 and expires in May 2017. The lease provides the Company with one option to renew for five additional years. The Company also leases nominal office space in Germany.

In 2012, the Company entered into a note agreement in connection with the lease for its Richmond, California facility. The note, for an aggregate principal of $200, with an interest rate of 7%, minimum monthly payments of $4, and a May 31, 2017 maturity, was used to fund leasehold improvements. This note is classified as a component of capital lease obligation-current and other non-current liabilities in the condensed consolidated balance sheets. Commencing in August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This capital lease is classified as a component of capital lease obligation-current and other non-current liabilities in the condensed consolidated balance sheets.

The Company estimates future minimum payments as of June 30, 2016 to be the following:

Period	Operating Lease	Note Payable	Capital Lease	Total Minimum Payments
2016 - remainder	$232	$24	$22	$46
2017	246	20	40	60
2018	89	-	37	37
2019	89	-	37	37
2020	87	-	22	22
Total minimum payments	$743	44	158	202
Less interest		(2)	(14)	(16)
Present value minimum payments		42	144	186
Less current portion		(42)	(36)	(78)
Long-term portion		$-	$108	$108

Rent expense under the Company’s operating leases was $102 and $86 for the three month periods ended June 30, 2016 and 2015, respectively, and was $198 and $172 for the six month periods ended June 30, 2016 and 2015, respectively.

10. Capitalization and Equity Structure

Reverse Stock Split:

After the close of the stock market on May 4, 2016, the Company effected a 1-for-7 reverse split of its common stock. As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of seven, and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value. Amounts affected include common stock outstanding, including those that have resulted from the conversion of preferred stock, stock options, and warrants that convert to common stock.

Summary:

The Company’s authorized capital stock at June 30, 2016 consisted of 71,429 shares of common stock and 10,000 shares of convertible preferred stock. At June 30, 2016, 16,383 shares of common stock were issued and outstanding and 4 shares of convertible preferred stock were issued and outstanding.

Convertible Preferred Stock:

In December 2015, the Company issued 15 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) and warrants to purchase 2,122 shares of the Company’s common stock for which the Company received gross proceeds of $15,000. Each Preferred Share is convertible into .141 shares of common stock at any time at the election of the investor, which at the time of conversion, triggers the amortization of a discount related to a beneficial conversion feature and to the warrants that were issued in the December 2015 transaction.

At December 31, 2015, 13 Preferred Shares were outstanding. During the three month period ended June 30, 2016, 5 Preferred Shares were converted into 763 shares of common stock and during the six month period ended June 30, 2016, 9 Preferred Shares were converted into 1,329 shares of common stock, all at a conversion price of $7.07 per share. The conversions triggered the amortization of the warrant discount of $4,205 and $7,329 during the three and six month periods ended June 30, 2016, respectively, which were recorded in the condensed consolidated statements of operations and comprehensive loss as non-cash preferred deemed dividends. As of June 30, 2016, 4 Preferred Shares remain outstanding, as well as $3,016 of non-cash warrant discounts that will be recognized as preferred deemed dividends at such time that the Preferred Shares are converted to common stock.

Warrants:

Warrant share activity for the six month period ended June 30, 2016 is as follows:

Source	Exercise Price	Term (Years)	At December 31, 2015	At June 30, 2016
December 2015 warrants	$8.75	5	2,122	2,122

2014 PPO and Merger
Placement agent warrants	$7.00	5	426	426
Bridge warrants	$7.00	3	371	371
PPO warrants	$14.00	5	1,078	1,078

Pre 2014 warrants	$9.66	various	88	88
			4,085	4,085

In connection with the December 2015 issuance of convertible preferred stock discussed above, the Company issued warrants to purchase up to an aggregate of 2,122 shares of common stock. The warrants have a 5 year term and an exercise price of $8.75 per share. The Company estimates the fair value of the warrant liability by using a Binomial Lattice Option Pricing Model. The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the Binomial Lattice Option Pricing Model to measure the fair value of the embedded anti-dilution feature in the warrants as of June 30, 2016:

Current share price	$4.15
Conversion price	$8.75
Risk-free interest rate	0.93%
Periodic rate	0.42%
Term (years)	4.48
Volatility of stock	75%

The warrants were valued at $9,195 at December 31, 2015. Due to a decrease in the Company’s common stock price from December 31, 2015 to June 30, 2016, the fair value of the warrants decreased by $4,650, which resulted in a non-cash gain recorded in the Company’s consolidated statements of operations and comprehensive loss for the six months ended June 30, 2016. For the three months ended June 30, 2016, the fair value of the warrants decreased by $1,665, also due to a decrease in the Company’s common stock price from March 31, 2016 to June 30, 2016 that was recorded as a gain in the Company’s consolidated statements of operations and comprehensive loss for the period.

11. Stock-based Compensation

See Note 10, Capitalization and Equity Structure – Reverse Stock Split.

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) allows for the issuance of an aggregate of 3,714 shares of common stock, of which 1,149 are available for future grant as of June 30, 2016.

The following table summarizes information about the Company’s stock options outstanding at June 30, 2016, and activity during the six month period then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Life	Intrinsic
	Awards	Price	(Years)	Value
Balance as of December 31, 2015	1,963	$7.09
Options granted	492	$6.30
Options exercised	(18)	$3.16
Options forfeited	(120)	$8.41
Options cancelled	(14)	$8.66
Balance as of June 30, 2016	2,303	6.87	7.66	$815
Vested and expected to vest at June 30, 2016	2,143		7.54	$815
Exercisable as of June 30, 2016	1,135		6.14	$804

As of June 30, 2016, total unrecognized compensation cost related to unvested stock options was $5,560. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.8 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Dividend yield	—	—	—	—
Risk-free interest rate	1.28% - 1.43%	1.44% - 2.34%	1.24% - 1.78%	1.41% - 2.34%
Expected term (in years)	5-6	6-10	5-10	6-10
Volatility	78%	73% - 74%	78%	73% - 74%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales and marketing	$206	$161	$438	$292
Research and development	141	108	372	162
General and administrative	180	174	1,291	337
	$527	$443	$2,101	$791

In connection with the resignation of the Company’s then Chief Executive Officer in February 2016, the Company accelerated the vesting of options that would have vested in the subsequent twelve months and extended the exercise period of the resulting options from three months to six years. In addition, the Company extended the exercise period for an employee that was terminated in March 2016 from three months to one year. These modifications resulted in incremental stock-based compensation expense of $59 and $774 included in research and development and general administration, respectively, for the six months ended June 30, 2016 in the condensed consolidated statements of operations and comprehensive loss.

12. Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2016, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

In connection with acquisition of Equipois, the Company assumed the rights and obligations of Equipois under a license agreement with Garrett Brown, the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company will be required to pay Mr. Brown a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement.

The Company entered into a supply agreement with Equipois to purchase mechanical arm products on a quarterly basis commencing on December 1, 2015 through December 31, 2016, with a minimum annual price of $157.

U.S. Food and Drug Administration Clearance

On April 4, 2016, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market its Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, the Company received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4/5 in only one arm. The Company’s prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least 4/5 in both arms.

The Company believes that prior to April 4, 2016, the Company’s Ekso GT robotic exoskeleton had been appropriately marketed in the United States as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012. On June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it as being Class II, which requires the clearance of a 510(k) notice. On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued the Company an “Untitled Letter” which informed the Company in writing of the agency’s belief that this new product classification applied to the Ekso GT device. On December 24, 2014, the Company filed a 510(k) notice for the Ekso robotic exoskeleton which was accepted by the FDA for substantive review on July 29, 2015. As discussed above, the Company received FDA clearance to market the Ekso GT in accordance with the device’s labeling on April 4, 2016.

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

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(9,970)	$(5,645)	$(16,745)	$(9,760)

Denominator

Weighted-average number of shares, basic and diluted	16,247	14,585	15,817	14,563

Net loss per share, basic and diluted	$(0.61)	$(0.39)	$(1.06)	$(0.67)

Recognition of previously deferred revenue and cost of goods in the six months ended June 30, 2016 as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition reduced net loss applicable to common stockholders by $2,358, or $0.15 per share.

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2016	2015
Options to purchase common stock	2,303	1,890
Warrants for common stock	4,085	1,964
Common stock issuable upon conversion of preferred shares	547	-
Total common stock equivalents	6,935	3,854

15. Segment Disclosures

The Company has two reportable segments, Medical Devices and Engineering Services. The Medical Devices segment designs, engineers, and manufactures exoskeletons for applications in the medical and military markets. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where the Company uses its robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as the National Science Foundation and the Defense Advanced Research Projects Agency.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the other manufactures and distributes a unique product. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	Medical	Engineering
	Devices	Services	Total
Three months ended June 30, 2016
Revenue	$1,451	$101	$1,552
Cost of revenue	1,286	63	1,349
Gross profit	$165	$38	$203

Three months ended June 30, 2015
Revenue	$1,048	$1,066	$2,114
Cost of revenue	970	642	1,612
Gross profit	$78	$424	$502

Six months ended June 30, 2016
Revenue	$9,508	$530	$10,038
Cost of revenue	7,955	382	8,337
Gross profit	$1,553	$148	$1,701

Six months ended June 30, 2015
Revenue	$2,033	$1,770	$3,803
Cost of revenue	1,768	1,130	2,898
Gross profit	$265	$640	$905

Geographic information for revenue based on location of customer is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
North America	$1,176	$1,622	$5,697	$2,894
All Other	376	492	4,341	909
	$1,552	$2,114	$10,038	$3,803

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our long-term goal is to have one million persons stand and walk in Ekso exoskeletons by February 2022. The first step to achieving that goal is for us to focus on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States and Europe. Ekso Bionics began that effort with the February 2012 sale of the first Ekso, an exoskeleton for complete spinal cord injuries (“SCI”). We have expanded that effort with the launch of our Variable Assist software and the announcement of our newest hardware platform, Ekso GT. The Variable Assist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. The Ekso GT builds on the experience of the Ekso and incorporates Variable Assist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and related neurological patients. In the U.S. there are about 5.9 million stroke and SCI rehabilitation sessions conducted on about 680,000 stroke and SCI patients at 16,900 facilities. Globally, there are an estimated 50,000 rehabilitation facilities.

In parallel to the development and early commercialization of medical exoskeletons, we have begun to work on the commercialization of exoskeletons for able-bodied users, specifically for industrial and construction applications.

As the Company continues to develop, commercialize and market its various exoskeleton technologies, the Company may seek to establish new strategic relationships with third parties.  Potential relationships may be in the form of technology or product development agreements, sales or distribution agreements, or license agreements.

Clinical Update

The Company’s strategy continues to be to expand clinical data associated with robotic exoskeleton use and, in particular, the Company’s Ekso GT. To that end, in the second quarter of 2016, the Company initiated its first company-sponsored clinical trial, which will be led by Professor Dylan Edwards, Ph.D., P.T., of The Burke Medical Research Institute. The study, entitled WISE (Walking Improvement for SCI with Exoskeletons), will evaluate improvement in independent gait speeds of spinal cord injury (SCI) patients undergoing rehabilitation with the Ekso GT and will be compared to both conventional therapy and a control group. The US-based, multi-center study seeks to enroll approximately 160 community dwelling people with chronic incomplete SCI.

In addition, the Company is currently designing a registry study to gather data on the global commercial use of the Ekso GT. The Company may be able use data from the registry study to identify potential expanded indications for use and to support the Company’s efforts to build the economic case for reimbursement of the Ekso GT. The Company also continues to work with investigators who have independently initiated large clinical trials to study the use of the Ekso GT, including: a Kessler Foundation study that is enrolling acute stroke patients in a grant-funded randomized, controlled trial with the goal of demonstrating the benefits of early intervention with gait therapy using the Ekso GT; a study by the Rehabilitation Institute of Chicago focusing on the clinical efficacy of the Ekso GT in both SCI and stroke survivors; a study being conducted by nine European rehabilitation centers working in collaboration to study the progression of SCI patients over 8 weeks of therapy; and a study being conducted by the Moritz Klink entitled The MOST Study (Mobility improved after stroke when a robotic device was used in comparison to physical therapy) investigating the impact of gait training with the Ekso GT™ on functional independence of 80 patients with impaired gait as a consequence of stroke when compared to conventional physiotherapy alone.

Sales and Marketing Update

In conjunction with our FDA clearance in April, including a label that includes patients with hemiplegia due to stroke, we completed a full review of our sales and marketing efforts. We have begun to broaden the launch of our Ekso GT and our go-to-market plan in the U.S. and in Europe, including an increase in marketing campaigns to educate the market on the benefits of stroke rehabilitation using exoskeletons, arranging product demonstrations with stakeholders at our target customers and expanding our sales team.

Regulatory Update

On April 4, 2016, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market its Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, the Company received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4/5 in only one arm. The Company’s prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least 4/5 in both arms.

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

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued the Company an “Untitled Letter” which informed the Company in writing of the agency’s belief that this new product classification applied to our Ekso GT device. On December 24, 2014, the Company filed a 510(k) notice for the Ekso robotic exoskeleton, which was accepted by the FDA for substantive review on July 29, 2015. As discussed above, the Company received FDA clearance to market its Ekso GT in accordance with the device’s labeling on April 4, 2016.

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

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs, to allow the Company to bifurcate its sales transactions into two separate units accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. The Company has therefore now begun to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales beginning January 1, 2016, revenue and associated cost of revenue of medical devices will be recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements will be recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. Consistent with this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6.5 million (which represents the fair value of the already delivered devices) and associated cost of revenue of $4.2 million, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2.4 million in its results of operations for the six months ended June 30, 2016.  In addition, the Company recorded $0.2 million for warranty expense and a one-time charge of $0.9 million for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 at the same time.

Results of Operations

The following table presents our results of operations for the three month period ended June 30 (in thousands):

	Three months ended June 30,
	2016	2015	Change	% Change
Revenue:
Medical devices	$1,451	$1,048	$403	38%
Engineering services	101	1,066	(965)	-91%
Total revenue	1,552	2,114	(562)	-27%

Cost of revenue:
Medical devices	1,286	970	316	33%
Engineering services	63	642	(579)	-90%
Total cost of revenue	1,349	1,612	(263)	-16%

Gross profit	203	502	(299)	-60%

Operating expenses:
Sales and marketing	2,913	2,523	390	15%
Research and development	2,221	1,742	479	27%
General and administrative	2,465	1,872	593	32%
Total operating expenses	7,599	6,137	1,462	24%

Loss from operations	(7,396)	(5,635)	(1,761)	31%

Other income (expense), net:
Gain on warrant liability	1,665	-	1,665	-
Interest and other, net	(34)	(10)	(24)	240%
Total other income (expense), net	1,631	(10)	1,641	-

Net loss	(5,765)	(5,645)	(120)	2%

Less: Preferred deemed dividend	(4,205)	-	(4,205)	-
Net loss applicable to common shareholders	$(9,970)	$(5,645)	$(4,325)	77%

The following table presents our results of operations for the six month period ended June 30 (in thousands):

	Six months ended June 30,
	2016	2015	Change	% Change
Revenue:
Medical devices	$9,508	$2,033	$7,475	368%
Engineering services	530	1,770	(1,240)	-70%
Total revenue	10,038	3,803	6,235	164%

Cost of revenue:
Medical devices	7,955	1,768	6,187	350%
Engineering services	382	1,130	(748)	-66%
Total cost of revenue	8,337	2,898	5,439	188%

Gross profit	1,701	905	796	88%

Operating expenses:
Sales and marketing	5,416	4,374	1,042	24%
Research and development	4,370	2,725	1,645	60%
General and administrative	5,953	3,534	2,419	68%
Total operating expenses	15,739	10,633	5,106	48%

Loss from operations	(14,038)	(9,728)	(4,310)	44%

Other income (expense), net:
Gain on warrant liability	4,650	-	4,650	-
Interest and other, net	(28)	(32)	4	-13%
Total other income (expense), net	4,622	(32)	4,654	-

Net loss	(9,416)	(9,760)	344	-4%

Less: Preferred deemed dividend	(7,329)	-	(7,329)	-
Net loss applicable to common shareholders	$(16,745)	$(9,760)	$(6,985)	72%

Revenue

For the three months ended June 30, 2016:

Medical device revenue was $1.5 million for the quarter ended June 30, 2016. This amount includes $1.1 million for all device sales during the period and $0.4 million of other device related revenue. Medical device revenue was $1.0 million for the quarter ended June 30, 2015. This amount includes $0.9 million of previously deferred revenue that was recognized during the period and $0.1 million of other device related revenue. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition for a discussion on the Company’s 2016 change in an accounting estimate related to revenue recognition.

Engineering service revenue was $0.1 million for the second quarter 2016 compared to $1.1 million for the same period in the prior year. This result reflects the strategic decision earlier in the year to shift almost all of our engineering talent away from engineering services and to Ekso internal development efforts both for our next generation home/wellness device and for able-bodied industrial offerings.

For the six months ended June 30, 2016:

Medical device revenue was $9.5 million for the six month period ended June 30, 2016. Contributing to this revenue was $6.5 million of previously deferred revenue that was recognized as a result of a change of an accounting estimate related to revenue recognition. The period revenue also includes $2.3 million of revenue derived from device sales during the period, as well as $0.7 million of other device related revenues. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition.

In conjunction with the aforementioned shift in focus of engineering efforts, engineering services revenue decreased by $1.2 million for the six months ended June 30, 2016 when compared to the same period in the prior year.

Gross Profit

For the three months ended June 30, 2016:

Gross profit for the quarter ended June 30, 2016 of $0.2 million was primarily derived from the sale of medical devices. This amount includes a gross profit of $0.5 million based on medical device sales and rentals and a loss of $0.3 million on device service and pilot programs.

For the six months ended June 30, 2016:

Gross profit for the six months ended June 30, 2016 was $1.7 million, of which $1.6 million was attributable to device sales. Device sales gross profit primarily includes $2.4 million from our change in accounting estimate for shipments made prior to January 1, 2016 and $0.9 million for unit sales and rentals, offset primarily by $0.9 million of maintenance and $0.2 million of warranty expenses, both of which relate to devices sold prior to 2016. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition.

Operating Expenses

For the three months ended June 30, 2016:

Sales and marketing expenses increased $0.4 million, or 15%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to a $0.2 million increase in compensation costs associated with our sales and marketing efforts related to our industrial products.

Research and development expenses increased $0.5 million, or 27%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to $0.4 million of labor expenses diverted to product innovation from cost of engineering service revenue.

General and administrative expenses increased $0.6 million, or 32%, during the second quarter of 2016 compared to the second quarter of 2015, primarily due to an increase of $0.3 million of employee compensation expenses and $0.1 million of amortization expenses that resulted from acquiring assets from Equipois in December 2015.

For the six months ended June 30, 2016:

Sales and marketing expenses increased $1.0 million, or 24%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase is primarily due to an increase of $0.6 million in compensation expense, which includes an increase in non-cash stock-based compensation of $0.1 million, as a result of an increase in employee head count. The use of market research consultants also contributed to an increase of $0.3 million.

Research and development expenses increased $1.6 million, or 60%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily driven by $0.7 million of labor expenses diverted to product innovation from cost of engineering service revenue, $0.5 million related to developing our industrial business, and $0.2 million of non-cash stock-based compensation expenses.

General and administrative expenses increased $2.4 million, or 68%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily driven by an increase of $1.8 million in employee compensation expense, which included a non-cash stock-based compensation expense increase of $1.0 million, one-time severance expense of $0.3 million, and $0.3 million of amortization expenses that resulted from acquiring assets from Equipois in December 2015. Stock-based compensation expense included a one-time $0.8 million non-cash charge related to the modification of stock options previously granted to our former Chief Executive Officer.

Other Income (Expense), Net

Other income (expense) reflects non-cash gains on the revaluation of warrants issued in December 2015 of $1.7 million and $4.7 million for the three and six month periods ended June 30, 2016, respectively, with no comparable amounts in the prior periods. See Note 10 on our condensed consolidated financial statements under the caption, Capitalization and Equity Structure – Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

Preferred Deemed Dividend

During the three months ended June 30, 2016, 5,391 shares of convertible preferred stock were converted to approximately 762,500 shares of common stock, and during the six months ended June 30, 2016, 9,396 shares of convertible preferred stock were converted to approximately 1,328,900 shares of common stock. The conversions resulted in the recognition of non-cash preferred stock dividends of $4.2 million and $7.3 million for the three and six month periods ended June 30, 2016, respectively. See Note 10 on our condensed consolidated financial statements under the caption, Capitalization and Equity Structure – Convertible Preferred Stock for additional information.

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

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. The Company incurred net losses of $9.4 million for the six months ended June 30, 2016, and $19.6 million for the year ended December 31, 2015.

In addition, our operating activities used $14.1 million for the six months ended June 30, 2016, and $18.3 million for the year ended December 31, 2015.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of June 30, 2016, the Company had an accumulated deficit of $100.8 million.

Cash on hand at June 30, 2016 was $4.7 million, compared to $19.6 million at December 31, 2015. For the six months ended June 30, 2016, the Company used $14.1 million of cash in operations, compared to $8.5 million for the six months ended June 30, 2015. The increase in cash used was driven by general increases in operating expenses such as selling, marketing and research and development, as the Company continues to build its team and capabilities and commercialize its medical and industrial device businesses. The increase also includes a one-time increase in inventory, as well as some investment in certain inventory which is expected to reverse over the next few quarters.

Management believes the Company has sufficient resources to meet its financial obligations into September 2016. The Company will require significant additional financing. We intend to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations or warrant solicitations.

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

	Six months ended
	June 30,
	2016	2015
Net cash used in operating activities	$(14,122)	$(8,462)
Net cash used in investing activities	(597)	(559)
Net cash (used in) provided by financing activities	(172)	82
Net decrease in cash	(14,891)	(8,939)
Cash at the beginning of the period	19,552	25,190
Cash at the end of the period	$4,661	$16,251

Net Cash Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2016 was driven by our $9.4 million operating loss, offset by $3.0 million in non-cash charges primarily related to depreciation and amortization and stock-based compensation expense, and a $4.7 million non-cash gain from the revaluation of warrants issued in December 2015. In addition, our change in accounting estimate related to our revenue recognition policy that occurred during the first quarter of the year resulted in a non-cash gain of $6.5 million of previously deferred revenue, offset by non-cash charges of $4.2 million of previously deferred cost of revenues, $0.9 million of accrued maintenance and $0.2 million of accrued warranty costs.

Net cash used in operations for the six months ended June 30, 2015 was driven by our $9.8 million operating loss, offset by $1.2 million in non-cash charges related to depreciation and amortization and stock-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.6 million for the six months ended June 30, 2016 and 2015 was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations, loaners to current customers, and as rental units.

Net Cash (Used in) Provided by Financing Activities

The net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of expenses related to the December 2015 issuance of convertible preferred stock.

The net cash provided by financing activities for the six months ended June 30, 2015 of $0.1 million was primarily from the exercise of common stock warrants and options.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2016, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years
Facility operating lease	$743	$232	$424	$87	$-
Capital lease	158	22	114	22	-
Leasehold improvement loan	44	24	20	-	-
Equipois supply agreement	157	157	-	-	-
Total	$1,102	$435	$558	$109	$-

The amount noted above as Equipois supply agreement reflects the minimum purchase amount under the agreement, with a maximum purchase amount that may be due of $0.5 million. The agreement is set to expire on December 31, 2016, unless mutually extended by the parties.

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

In connection with our acquisition of Equipois in December 2015, we assumed the rights and obligations of Equipois under a license agreement with Garrett Brown, the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company will be required to pay Mr. Brown a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

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

In addition, we conduct business in foreign countries and have subsidiaries based in the United Kingdom and Germany. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

During the three months ended June 30, 2016, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

An investment in our securities involves a risk of loss. You should carefully consider the information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Update and Liquidity sections of this Quarterly Report on Form 10-Q there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”):
•	unaudited condensed consolidated balance sheets;
•	unaudited condensed consolidated statements of operations and comprehensive loss;
•	unaudited condensed consolidated statement of cash flows;
•	notes to unaudited condensed consolidated financial statements;

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: August 2, 2016	By:	/s/ Thomas Looby
Thomas Looby
President and Chief Executive Officer

Date: August 2, 2016	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

