Form 10-Q
period 2016-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2016-11-09
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-37854

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

The number of shares of registrant’s common stock outstanding as of November 2, 2016 was: 21,880,959

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)	(Note 2)
Current assets:
Cash	$12,800	$19,552
Accounts receivable, net	2,200	2,069
Inventories, net	1,915	1,056
Note receivable, current	34	-
Prepaid expenses and other current assets	533	436
Deferred cost of revenue, current	92	2,088
Total current assets	17,574	25,201
Property and equipment, net	2,561	2,625
Note receivable	41	-
Deferred cost of revenue	-	2,502
Intangible assets, net	1,162	1,584
Goodwill	189	189
Other assets	94	97
Total assets	$21,621	$32,198
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,359	$2,694
Accrued liabilities	2,982	1,885
Deferred revenues, current	1,098	3,960
Capital lease obligation, current	67	80
Total current liabilities	5,506	8,619
Deferred revenues	822	4,613
Warrant liability	6,165	9,195
Contingent consideration liability	768	768
Other non-current liabilities	132	195
Total liabilities	13,393	23,390
Commitments and contingencies (Note 14)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized at September 30, 2016 and December 31, 2015; 0 and 13 shares outstanding at
September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 71,429 shares authorized at
September 30, 2016 and December 31, 2015; 21,393 and 15,027 shares
outstanding at September 30, 2016 and December 31, 2015, respectively	21	15
Additional paid-in capital	117,498	100,184
Accumulated other comprehensive loss	(7)	(1)
Accumulated deficit	(109,284)	(91,390)
Total stockholders' equity	8,228	8,808
Total liabilities and stockholders' equity	$21,621	$32,198

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Device and related	$1,495	$1,095	$11,003	$3,128
Engineering services	101	1,820	631	3,590
Total revenue	1,596	2,915	11,634	6,718

Cost of revenue:
Device and related	1,123	1,095	9,078	2,863
Engineering services	70	1,352	452	2,482
Total cost of revenue	1,193	2,447	9,530	5,345

Gross profit	403	468	2,104	1,373

Operating expenses:
Sales and marketing	2,735	2,380	8,151	6,754
Research and development	2,216	1,713	6,586	4,438
General and administrative	2,318	1,556	8,271	5,090
Total operating expenses	7,269	5,649	23,008	16,282

Loss from operations	(6,866)	(5,181)	(20,904)	(14,909)

Other income (expense), net:
Gain (loss) on warrant liability	(1,620)	-	3,030	-
Interest and other, net	8	(4)	(20)	(36)
Total other income (expense), net	(1,612)	(4)	3,010	(36)

Net loss	(8,478)	(5,185)	(17,894)	(14,945)

Less: Preferred deemed dividend	(3,016)	-	(10,345)	-
Net loss applicable to common shareholders	(11,494)	(5,185)	(28,239)	(14,945)
Foreign currency translation adjustments	(17)	-	(6)	-
Comprehensive loss	$(11,511)	$(5,185)	$(28,245)	$(14,945)

Basic net loss per share applicable to common shareholders	$(0.60)	$(0.35)	$(1.67)	$(1.03)
Weighted average number of shares of common stock outstanding, basic	19,005	14,606	16,888	14,578
Diluted net loss per share applicable to common shareholders	$(0.60)	$(0.35)	$(1.78)	$(1.03)
Weighted average number of shares of common stock outstanding, diluted	19,005	14,606	17,595	14,578

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Operating activities:
Net loss	$(17,894)	$(14,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,381	653
Amortization of deferred rent	(27)	(28)
Stock-based compensation expense	2,552	1,259
Gain on change in fair value of warrant liability	(3,030)	-
Changes in operating assets and liabilities:
Accounts receivable	(131)	(636)
Inventories	(1,026)	(379)
Note receivable	(75)	-
Prepaid expense and other assets	(94)	(338)
Deferred costs of revenue	4,498	(776)
Accounts payable	(1,335)	1,365
Accrued liabilities	1,279	(188)
Deferred revenues	(6,653)	931
Net cash used in operating activities	(20,555)	(13,082)

Investing activities:
Acquisition of property and equipment	(728)	(962)
Net cash used in investing activities	(728)	(962)

Financing activities:
Principal payments on note payable	(58)	(40)
Fees paid related to 2015 issuance of convertible preferred stock	(173)	-
Proceeds from issuance of common stock	14,694	-
Proceeds from exercise of stock options	74	80
Proceeds from exercise of warrants	-	52
Net cash provided by financing activities	14,537	92
Effect of exchange rate changes on cash	(6)	-
Net decrease in cash	(6,752)	(13,952)
Cash at beginning of period	19,552	25,190
Cash at end of period	$12,800	$11,238

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

As used in these notes to the consolidated financial statements, the term “the Company” refers to Ekso Bionics Holdings, Inc., formerly known as PN Med Group, Inc., and its wholly-owned subsidiaries, including Ekso Bionics, Inc. after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger. All common stock share and per share amounts have been adjusted to reflect the one-for-seven reverse stock split completed on May 4, 2016. See Note 11, Capitalization and Equity Structure – Reverse Stock Split.

The Company designs, develops, and sells exoskeletons that augment human strength, endurance, and mobility. The Company’s exoskeletons have applications in health care, industrial, military, and consumer markets.

Liquidity

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of September 30, 2016, the Company had an accumulated deficit of $109,284.

Cash on hand at September 30, 2016 was $12,800, compared to $19,552 at December 31, 2015. For the nine months ended September 30, 2016, the Company used $20,555 of cash in operations, compared to $13,082 for the nine months ended September 30, 2015. The increase in cash used was driven by general increases in operating expenses such as selling, marketing, and research and development, as the Company continues to build its team and capabilities and expand commercialization efforts for its medical and industrial device businesses. The increase also includes a one-time increase in inventory, as well as some investment in certain inventory which is expected to reverse over the next few quarters.

Based upon the Company’s current cash resources, which include cash received from the exercise of warrants since September 30, 2016, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the second quarter of 2017. The Company will require significant additional financing. The Company intends to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

The Company’s actual capital requirements may vary significantly and will depend on many factors. For example, the Company plans to continue to increase its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary for a fair statement of its financial position at September 30, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current period’s presentation.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. We review accounts receivable for collectability and provide an allowance for credit losses, as needed. We have not experienced any material losses related to accounts receivable as of September 30, 2016 and December 31, 2015. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar.

We do not enter into any foreign currency hedging agreements and are susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of September 30, 2016, we had one customer with an accounts receivable balance totaling 10% or more of our total accounts receivable (13%) compared with one customer as of December 31, 2015 (10%).

In the three months ended September 30, 2016, we had one customer with billed revenue of 10% or more of total billed revenue (15%), compared with one customer in the three months ended September 30, 2015 (48%). In the nine months ended September 30, 2016, we had no customers with sales comprising 10% or more of our total customer sales, compared with one customer in the nine months ended September 30, 2015 (33%).

Medical Device Revenue and Cost of Revenue Recognition

The Company builds medical device robotic exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor, and overhead in connection with the manufacture and assembly of these units.

When the Company brought its first version medical device to market in 2012, the Company could not be certain as to the costs it would incur to support, maintain, service, and upgrade these early stage devices. Primarily for this reason, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, such amounts were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to separate its multiple element arrangements into two distinct units of accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. As a result, the Company is able to recognize revenue on such multiple element arrangements related to the device upon delivery to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices is recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358 in its results of operations for the nine months ended September 30, 2016.  In addition, the Company recorded $212 for warranty expenses and a one-time charge of $911 for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same time period.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions for public companies, including: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Management is in the process of evaluating the impact of ASU 2016-09 on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of this update by one year. In April 2016, the FASB issued a further update, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies that contractual provisions that explicitly or implicitly require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that explicitly or implicitly define the attributes of a single promised license. In May 2016, the FASB issued a further update, ASU 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies key areas concerning: (1) assessment of collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) non-cash consideration, (4) contract modifications at transition, (5) completed contracts at transition, and (6) disclosing the accounting change in the period of adoption. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 requires entities to adhere to a uniform classification and presentation of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the impact of the items identified in the ASU to be material on its consolidated financial statements.

3. Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss presented on the condensed consolidated balance sheets and the impact of significant amounts reclassified from accumulated other comprehensive loss on information presented in the condensed consolidated statements of operations and comprehensive loss for the nine month period ending September 30, 2016, are reflected in the table below net of tax:

Foreign
Currency
Translation
Balance at December 31, 2015	$(1)
Other comprehensive loss before reclassification	(6)
Amounts reclassified from accumulated other
comprehensive loss	-
Net current period other comprehensive loss	(6)
Balance at September 30, 2016	$(7)

4. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

		Quoted Prices in Active Markets For Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Liabilities
Warrant liability	$(6,165)	$-	$-	$(6,165)
Contingent consideration liability	$(768)	$-	$-	$(768)

December 31, 2015
Liabilities
Warrant liability	$(9,195)	$-	$-	$(9,195)
Contingent consideration liability	$(768)	$-	$-	$(768)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2016, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability
Balance at December 31, 2015	$(9,195)	$(768)
Gain on decrease in fair value of warrants issued with 2015 financing	3,030	-
Balance at September 30, 2016	$(6,165)	$(768)

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5. Inventories, net

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$1,380	$783
Work in process	432	336
Finished goods	151	19
	1,963	1,138
Less: inventory reserve	(48)	(82)
Inventories, net	$1,915	$1,056

6. Deferred Revenues

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

As described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sale of a device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, such amounts were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.  For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices are recognized when delivered, or when training has been completed, if required. Revenue for extended maintenance and support agreements will be recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159 in its condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016.

Deferred revenues and deferred cost of revenues consist of the following:

	September 30, 2016	December 31, 2015
Customer deposits and advances	$60	$48
Deferred medical device revenues	301	7,388
Deferred rental income	74	71
Deferred extended maintenance and support	1,485	1,066
Total deferred revenues	1,920	8,573
Less current portion	(1,098)	(3,960)
Deferred revenues, non-current	$822	$4,613

Deferred medical device unit costs	$92	$4,590
Less current portion	(92)	(2,088)
Deferred cost of revenue, non-current	$-	$2,502

7. Intangible Assets

On December 1, 2015, the Company acquired substantially all of the assets of Equipois, LLC, a New Hampshire limited liability company, for an initial payment of $1,071, payable in shares of the Company’s common stock, and recorded $768 of estimated contingent consideration. The transaction resulted in the Company recording $1,610 of intangible assets with an estimated life of three years. The following table reflects the amortization of the purchased intangible assets as of September 30, 2016:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(323)	$837
Customer relationships	70	(19)	51
Customer trade name	380	(106)	274
	$1,610	$(448)	$1,162

Estimated future amortization for the remainder of 2016 is $135, and $537 and $490 for the years 2017 and 2018, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
Salaries, benefits and related expenses	$1,988	$1,464
Maintenance	579	-
Warranty expense	186	-
Professional fees	137	257
Other	92	164
Total	$2,982	$1,885

9. Maintenance and Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the U.S. and two years in Europe, the Middle East, and Africa. During the nine months ended September 30, 2016, the Company determined it had sufficient historical experience of warranty costs to estimate future warranty costs for devices sold. As a result, and beginning during the nine months ended September 30, 2016, a liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. From time to time, specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the condensed consolidated statements of operations and comprehensive loss as a component of costs of revenue.

In addition, in the nine months ended September 30, 2016, the Company recorded in its condensed consolidated statements of operations and comprehensive loss a one-time charge of $911 for a preventative maintenance and improvement program for devices sold prior to 2016 to bring the devices to second generation GT-level functionality.

A reconciliation of the changes in the maintenance and warranty liabilities for the period ended September 30, 2016 is as follows:

	2016
	Maintenance	Warranty	Total
Balance at December 31, 2015	$-	$-	$-
Additions for estimated future expense	911	356	1,267
Incurred costs	(332)	(161)	(493)
Balance at September 30, 2016	$579	$195	$774

Current portion	579	186	765
Long-term portion	-	9	9
Total	$579	$195	$774

The long-term portion of warranty accrual is included as a component of other non-current liabilities in the condensed consolidated balance sheets.

10. Lease and Note Obligations

In November 2011, the Company entered into an operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The lease term commenced in March 2012 and expires in May 2017, with one option to renew for an additional five years. In November 2016, the Company signed the five-year lease extension option for its Richmond headquarters. The option lease term will commence in June 2017 and expire in May 2022, which is included in the table below. The Company also leases nominal office space in Germany.

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

The Company estimates future minimum payments as of September 30, 2016 to be the following:

Period	Operating Lease	Note Payable	Capital Lease	Total Minimum Payments
2016 - remainder	$116	$12	$11	$23
2017	461	20	40	60
2018	483	-	37	37
2019	494	-	37	37
2020	504	-	22	22
Thereafter	610	-	-	-
Total minimum payments	$2,668	32	147	179
Less interest		(1)	(12)	(13)
Present value minimum payments		31	135	166
Less current portion		(31)	(36)	(67)
Long-term portion		$-	$99	$99

Rent expense under the Company’s operating leases was $101 and $86 for the three month periods ended September 30, 2016 and 2015, respectively, and was $299 and $258 for the nine month periods ended September 30, 2016 and 2015, respectively.

11. Capitalization and Equity Structure

Reverse Stock Split:

After the close of the stock market on May 4, 2016, the Company effected a 1-for-7 reverse split of its common stock. As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of seven, and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value. Amounts affected include common stock outstanding, including the issuance of new shares of common stock as a result of the conversion of preferred stock and the exercise of stock options and warrants.

Summary:

The Company’s authorized capital stock at September 30, 2016 consisted of 71,429 shares of common stock and 10,000 shares of convertible preferred stock. At September 30, 2016, 21,393 shares of common stock were issued and outstanding and no shares of convertible preferred stock were issued and outstanding.

2016 Common Stock Offering:

On August 12, 2016, the Company issued 3,750 shares of common stock at a price to the public of $4.00, resulting in proceeds to the Company of $13,696, net of the underwriting discount and issuance costs. On August 17, 2016, the Company issued an additional 267 shares of common stock as a result of the partial exercise of the underwriters’ overallotment option for additional proceeds of $998, net of the underwriting discount. The Company plans to use the proceeds from this offering for its operations.

As discussed below, the Series A Convertible Preferred Stock issued in December 2015 (the “Preferred Shares”) and the common stock warrants issued in December 2015 (the “2015 Warrants”) included price-based anti-dilution provisions providing for the adjustment of the conversion price and the exercise price, as applicable, in the event the Company sells common stock or common stock equivalents (subject to exceptions for certain exempt issuances) at a price lower than the then-conversion price of the Preferred Shares or the then-exercise price of the 2015 Warrants. Because the sale price to the underwriters of the common stock in the August 2016 common stock offering was less than the then-conversion price of the Preferred Shares and the then-exercise price of the 2015 Warrants, there was an anti-dilution adjustment to the number of shares of common stock issuable upon conversion of the Preferred Shares and the exercise price of the 2015 Warrants was reduced, as discussed in more detail below.

Convertible Preferred Stock:

In December 2015, the Company issued 15 Preferred Shares and 2015 Warrants to purchase 2,122 shares of the Company’s common stock for which the Company received gross proceeds of $15,000. Each Preferred Share was initially convertible into 0.141 shares of common stock (after giving effect to the reverse stock split) at any time at the election of the investor. Conversion of the Preferred Shares triggers the amortization of a discount related to a beneficial conversion feature and to the 2015 Warrants. The terms of the Preferred Shares and 2015 Warrants included price-based anti-dilution provisions providing for the adjustment of the conversion price and the exercise price, as applicable, in the event the Company sold common stock or common stock equivalents (subject to exceptions for certain exempt issuances) at a price lower than the then-conversion price of the Preferred Shares or the then-exercise price of the 2015 Warrants. Because the sale price to the underwriters of the common stock in the August 2016 common stock offering was less than the conversion price of the Preferred Shares at the time, the conversion price of the Preferred Shares was adjusted downwards from $7.07 to $3.74 per share, which resulted in each outstanding Preferred Share becoming convertible into 0.267 shares of common stock at any time at the election of the investor. As a result, the 3 Preferred Shares then outstanding became convertible, for no additional consideration, into a total of 921 shares of the Company’s common stock.

At December 31, 2015, 13 Preferred Shares were outstanding. As of September 30, 2016, no Preferred Shares remain outstanding and the warrant discount was fully amortized. During the three month period ended September 30, 2016, 1 Preferred Share was converted into 60 shares of common stock at a conversion price of $7.07 per share and 3 Preferred Shares were converted into 921 shares of common stock at a conversion price of $3.74 per share. During the nine month period ended September 30, 2016, 10 Preferred Shares were converted into 1,389 shares of common stock at a conversion price of $7.07 per share, and 3 Preferred Shares were converted into 921 shares of common stock at a conversion price of $3.74 per share. The conversions triggered the amortization of the warrant discount of $3,016 and $10,345 during the three and nine month periods ended September 30, 2016, respectively, which were recorded in the condensed consolidated statements of operations and comprehensive loss as non-cash preferred deemed dividends.

Warrants:

Warrant share activity for the nine month period ended September 30, 2016 is as follows:

Source	Exercise Price	Term (Years)	At December 31, 2015	At September 30, 2016
December 2015 warrants	$3.74	5	2,122	2,122

2014 PPO and Merger
Placement agent warrants	$7.00	5	426	426
Bridge warrants	$7.00	3	371	371
PPO warrants	$14.00	5	1,078	1,078

Pre 2014 warrants	$9.66	various	88	88
			4,085	4,085

In connection with the December 2015 issuance of Preferred Shares discussed above, the Company issued 2015 Warrants to purchase up to an aggregate of 2,122 shares of common stock. The 2015 Warrants have a 5 year term. Because the sale price to the underwriters of the common stock in the August 2016 offering was less than the exercise price of the 2015 Warrants at the time, the exercise price of the 2015 Warrants was adjusted downwards from $8.75 to $3.74 per share.

The Company estimates the fair value of the warrant liability by using a Black Scholes Option Pricing Model. The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the warrants as of September 30, 2016:

Current share price	$4.70
Conversion price	$3.74
Risk-free interest rate	1.04%
Term (years)	4.23
Volatility of stock	75%

The warrants were valued at $9,195 at December 31, 2015. Due to a decrease in the Company’s common stock price from December 31, 2015 to September 30, 2016, the fair value of the warrants decreased by $3,030, which resulted in a non-cash gain recorded in the Company’s consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016. For the three months ended September 30, 2016, the fair value of the warrants increased by $1,620, due to an increase in the Company’s common stock price from June 30, 2016 to September 30, 2016, which resulted in a non-cash loss recorded in the Company’s consolidated statements of operations and comprehensive loss for the period.

Subsequent events:

During the fourth quarter through October 30, 2016, the Company received proceeds of $1,825 and issued 488 shares of common stock for the exercise of 488 warrants at an exercise price of $3.74.

12. Stock-based Compensation

See Note 11, Capitalization and Equity Structure – Reverse Stock Split.

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) allows for the issuance of an aggregate of 3,714 shares of common stock, of which 965 are available for future grant as of September 30, 2016.

The following table summarizes information about the Company’s stock options outstanding at September 30, 2016, and activity during the nine month period then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock Awards	Exercise Price	Life (Years)	Intrinsic Value
Balance as of December 31, 2015	1,963	$7.09
Options granted	776	$5.44
Options exercised	(30)	$2.40
Options forfeited	(207)	$8.11
Options cancelled	(28)	$9.58
Balance as of September 30, 2016	2,474	$6.51	7.66	$1,322
Vested and expected to vest at September 30, 2016	2,294		7.53	$1,279
Exercisable as of September 30, 2016	1,180		6.03	$1,089

As of September 30, 2016, total unrecognized compensation cost related to unvested stock options was $5,360. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.8 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Dividend yield	—	—	—	—
Risk-free interest rate	1.25% – 1.26%	1.68%	1.24% - 1.78%	1.41% - 2.50%
Expected term (in years)	6	6	5-10	6-10
Volatility	80%	75%	77-80%	73% - 75%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales and marketing	$103	$147	$541	$440
Research and development	127	133	499	295
General and administrative	221	187	1,512	524
	$451	$467	$2,552	$1,259

In connection with the resignation of the Company’s then Chief Executive Officer in February 2016, the Company accelerated the vesting of options that would have vested in the subsequent twelve months and extended the exercise period of the resulting options from three months to six years. In addition, the Company extended the exercise period for an employee that was terminated in March 2016 from three months to one year. These modifications resulted in incremental stock-based compensation expense of $59 and $774 included in research and development and general and administrative, respectively, for the nine months ended September 30, 2016 in the condensed consolidated statements of operations and comprehensive loss.

13. Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2016, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

14. Commitments and Contingencies

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

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss applicable to common stockholders
Basic	$(11,494)	$(5,185)	$(28,239)	$(14,945)
Adjustment for revaluation of warrant liability	-	-	(3,030)	-
Diluted	$(11,494)	$(5,185)	$(31,269)	$(14,945)

Denominator:
Weighted-average number of shares, basic	19,005	14,606	16,888	14,578
Effect of dilutive warrants	-	-	707	-
Weighted-average numbers of shares, diluted	19,005	14,606	17,595	14,578

Net loss per share, basic	$(0.60)	$(0.35)	$(1.67)	$(1.03)
Net loss per share, diluted	$(0.60)	$(0.35)	$(1.78)	$(1.03)

Recognition of previously deferred revenue and cost of goods in the nine months ended September 30, 2016 reduced net loss applicable to common stockholders by $2,358, or $0.14 per share (see Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition).

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	2,474	1,832	2,474	1,832
Warrants for common stock	4,085	1,963	1,963	1,963
Total common stock equivalents	6,559	3,795	4,437	3,795

16. Segment Disclosures

During the third quarter of 2016, the Company determined industrial sales to be a reportable segment as a result of progress in commercialization and sales of its industrial devices. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance.

The Company has three reportable segments, Medical Devices, Industrial Sales, and Engineering Services. The Medical Devices segment designs and engineers technology for, and commercializes, manufactures, and sells exoskeletons for applications in the medical markets. The Industrial Sales segment designs, engineers, commercializes, and sells exoskeleton devices to allow able-bodied users to perform heavy duty work for extended periods. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where the Company uses its robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as the National Science Foundation and the Defense Advanced Research Projects Agency.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the others manufacture and distribute unique products. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	Medical	Industrial	Engineering
	Devices	Sales	Services	Total
Three months ended September 30, 2016
Revenue	$1,089	$406	$101	$1,596
Cost of revenue	833	290	70	1,193
Gross profit	$256	$116	$31	$403

Three months ended September 30, 2015
Revenue	$1,095	$-	$1,820	$2,915
Cost of revenue	1,095	-	1,352	2,447
Gross profit	$-	$-	$468	$468

Nine months ended September 30, 2016
Revenue	$10,321	$682	$631	$11,634
Cost of revenue	8,543	535	452	9,530
Gross profit	$1,778	$147	$179	$2,104

Nine months ended September 30, 2015
Revenue	$3,128	$-	$3,590	$6,718
Cost of revenue	2,863	-	2,482	5,345
Gross profit	$265	$-	$1,108	$1,373

Geographic information for revenue based on location of customer is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
North America	$1,243	$2,379	$6,940	$5,272
All Other	353	536	4,694	1,446
	$1,596	$2,915	$11,634	$6,718

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

As the Company continues to develop, commercialize, and market its various exoskeleton technologies, the Company may seek to establish new strategic relationships with third parties.  Potential relationships may be in the form of technology or product development agreements, sales or distribution agreements, equity investments, or license agreements.

Clinical Update

The Company’s strategy continues to be to expand clinical data associated with robotic exoskeleton use and, in particular, the Company’s Ekso GT. To that end, in the second quarter of 2016, the Company initiated its first company-sponsored clinical trial, which is led by Professor Dylan Edwards, Ph.D., P.T., of The Burke Medical Research Institute. The study, entitled WISE (Walking Improvement for SCI with Exoskeletons), evaluates improvement in independent gait speeds of SCI patients undergoing rehabilitation with the Ekso GT and compares it to both conventional therapy and a control group. The US-based, multi-center study seeks to enroll approximately 160 community dwelling people with chronic incomplete SCI.

In addition, the Company plans to provide support to two separate registries in Canada and the United States with the intent to gather data on the commercial use of the Ekso GT. The Company may be able to use data from the registries to identify potential expanded indications for use and to support the Company’s efforts to build the economic case for reimbursement of the Ekso GT. The Company also continues to work with investigators who have independently initiated large clinical trials to study the use of the Ekso GT, including: a Kessler Foundation study that is enrolling acute stroke patients in a grant-funded randomized, controlled trial with the goal of demonstrating the benefits of early intervention with gait therapy using the Ekso GT; a study by the Rehabilitation Institute of Chicago focusing on the clinical efficacy of the Ekso GT in both SCI and stroke survivors; a study being conducted by nine European rehabilitation centers working in collaboration to study the progression of SCI patients over 8 weeks of therapy; and a study being conducted by the Moritz Klink entitled The MOST Study (Mobility improved after stroke when a robotic device was used in comparison to physical therapy) investigating the impact of gait training with the Ekso GT™ on functional independence of 80 patients with impaired gait as a consequence of stroke when compared to conventional physiotherapy alone.

Sales and Marketing Update

In conjunction with our FDA clearance in April 2016, including a label that includes patients with hemiplegia due to stroke, we completed a full review of our sales and marketing efforts. We have begun to broaden the launch of our Ekso GT and our go-to-market plan in the U.S. and in Europe, including an increase in marketing campaigns to educate the market on the benefits of stroke rehabilitation using exoskeletons, arranging product demonstrations with stakeholders at our target customers, and expanding our sales team.

Regulatory Update

On April 4, 2016, the Company received clearance from the FDA to market its Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, the Company received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4/5 in only one arm. The Company’s prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least 4/5 in both arms.

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

The Company builds medical device robotic exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor, and overhead in connection with the manufacture and assembly of these units.

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

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to bifurcate its sales transactions into two separate units of accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. The Company has therefore now begun to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices will be recognized when delivered, or when training has been completed, if required. Revenue for extended maintenance and support agreements will be recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6.5 million and associated cost of revenue of $4.2 million, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2.4 million in its results of operations for the nine months ended September 30, 2016.  In addition, the Company recorded $0.2 million for warranty expense and a one-time charge of $0.9 million for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 at the same time.

Results of Operations

The following table presents our results of operations for the three month period ended September 30 (in thousands):

	Three months ended September 30,
	2016	2015	Change	% Change
Revenue:
Device and related	$1,495	$1,095	$400	37%
Engineering services	101	1,820	(1,719)	-94%
Total revenue	1,596	2,915	(1,319)	-45%

Cost of revenue:
Device and related	1,123	1,095	28	3%
Engineering services	70	1,352	(1,282)	-95%
Total cost of revenue	1,193	2,447	(1,254)	-51%

Gross profit	403	468	(65)	-14%

Operating expenses:
Sales and marketing	2,735	2,380	355	15%
Research and development	2,216	1,713	503	29%
General and administrative	2,318	1,556	762	49%
Total operating expenses	7,269	5,649	1,620	29%

Loss from operations	(6,866)	(5,181)	(1,685)	33%

Other income (expense), net:
Gain (loss) on warrant liability	(1,620)	-	(1,620)	-
Interest and other, net	8	(4)	12	-300%
Total other income (expense), net	(1,612)	(4)	(1,608)	-

Net loss	(8,478)	(5,185)	(3,293)	64%

Less: Preferred deemed dividend	(3,016)	-	(3,016)	-
Net loss applicable to common shareholders	$(11,494)	$(5,185)	$(6,309)	122%

The following table presents our results of operations for the nine month period ended September 30 (in thousands):

	Nine months ended September 30,
	2016	2015	Change	% Change
Revenue:
Device and related	$11,003	$3,128	$7,875	252%
Engineering services	631	3,590	(2,959)	-82%
Total revenue	11,634	6,718	4,916	73%

Cost of revenue:
Device and related	9,078	2,863	6,215	217%
Engineering services	452	2,482	(2,030)	-82%
Total cost of revenue	9,530	5,345	4,185	78%

Gross profit	2,104	1,373	731	53%

Operating expenses:
Sales and marketing	8,151	6,754	1,397	21%
Research and development	6,586	4,438	2,148	48%
General and administrative	8,271	5,090	3,181	62%
Total operating expenses	23,008	16,282	6,726	41%

Loss from operations	(20,904)	(14,909)	(5,995)	40%

Other income (expense), net:
Gain on warrant liability	3,030	-	3,030	-
Interest and other, net	(20)	(36)	16	-44%
Total other income (expense), net	3,010	(36)	3,046	-

Net loss	(17,894)	(14,945)	(2,949)	20%

Less: Preferred deemed dividend	(10,345)	-	(10,345)	-
Net loss applicable to common shareholders	$(28,239)	$(14,945)	$(13,294)	89%

Revenue

For the three months ended September 30, 2016:

Device and related revenue was $1.5 million for the quarter ended September 30, 2016. This amount includes $0.9 million for medical device sales during the period, $0.2 million of medical device service revenue, and $0.4 million for industrial sales. Device and related revenue was $1.1 million for the quarter ended September 30, 2015. This amount includes $0.9 million of previously deferred medical device revenue that was recognized during the period and $0.2 million of medical device service revenue. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition for a discussion on the Company’s 2016 change in an accounting estimate related to revenue recognition.

Engineering service revenue was $0.1 million for the quarter ended September 30, 2016 compared to $1.8 million for the same period in the prior year. This result reflects the strategic decision earlier in the year to shift our engineering resources away from billable engineering services and to the Company’s internal development efforts both for our next generation home/wellness device and for able-bodied industrial offerings.

For the nine months ended September 30, 2016:

Device and related revenue was $11.0 million for the nine month period ended September 30, 2016. Contributing to this revenue was $6.5 million of previously deferred revenue that was recognized as a result of a change of an accounting estimate related to revenue recognition. Revenue also includes $3.2 million of revenue derived from medical device sales during the period, $0.6 million of medical device service revenues, and $0.7 million of industrial sales revenue. Device and related revenue was $3.1 million for the nine month period ended September 30, 2015. This amount includes $2.6 million of previously deferred medical device revenue that was recognized during the period and $0.5 million of medical device service revenue. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition.

In conjunction with the aforementioned shift in focus of engineering efforts, engineering services revenue was $0.6 for the nine months ended September 30, 2016, a $3.0 million decrease when compared to the same period in the prior year.

Gross Profit

For the three months ended September 30, 2016:

Gross profit for the quarter ended September 30, 2016 of $0.4 million was primarily derived from device and related revenue. This amount includes a gross profit of $0.3 million from medical device sales and service and gross profit of $0.1 million from industrial sales.

For the nine months ended September 30, 2016:

Gross profit for the nine months ended September 30, 2016 was $2.1 million, of which $1.9 million was attributable to device and related revenue. Medical device sales gross profit primarily includes $2.4 million from our change in accounting estimate for shipments made prior to January 1, 2016 and $1.3 million for medical device sales made in 2016, offset primarily by $0.9 million of maintenance and $0.2 million of warranty expenses, both of which relate to devices sold prior to 2016. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition.

Operating Expenses

For the three months ended September 30, 2016:

Sales and marketing expenses increased $0.4 million, or 15%, for the three months ended September 30, 2016 compared to the same period of 2015 primarily due to a $0.3 million increase in costs associated with our sales and marketing efforts related to our industrial products.

Research and development expenses increased $0.5 million, or 29%, for the three months ended September 30, 2016 compared to the same period of 2015 due to the shift of our resources away from billable engineering services to internal development efforts of our next generation of products.

General and administrative expenses increased $0.8 million, or 49%, for the three months ended September 30, 2016 compared to the same period of 2015, primarily due to an increase of $0.3 million of employee compensation expenses, $0.2 million related to a decrease in absorption of operating direct and indirect costs into inventory, $0.2 million increase in depreciation and amortization primarily related to acquiring assets from Equipois in December 2015, and $0.1 million related to the NASDAQ uplisting.

For the nine months ended September 30, 2016:

Sales and marketing expenses increased $1.4 million, or 21%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase is primarily due to an increase of $0.8 million in compensation expense. The use of marketing consultants also contributed to an increase of $0.4 million.

Research and development expenses increased $2.1 million, or 48%, for the nine months ended September 30, 2016 compared to the same period in 2015.  The increase was primarily driven by $1.3 million related to the aforementioned shift of resources to internal development efforts, $0.8 million related to developing our industrial business, and $0.2 million of non-cash stock-based compensation expenses.

General and administrative expenses increased $3.2 million, or 62%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by an increase of $2.1 million in employee compensation expense, which included a non-cash stock-based compensation expense increase of $1.0 million and one-time severance expense of $0.3 million. Stock-based compensation expense included a one-time $0.8 million non-cash charge related to the modification of stock options previously granted to our former Chief Executive Officer. Depreciation and amortization expenses in general and administrative expenses increased $0.5 million, primarily related to acquiring assets from Equipois in December 2015. A decrease in absorption of direct and indirect operating costs contributed $0.3 million to the increase.

The increase in operating expenses in sales and marketing, research and development, and general and administrative was primarily the result of the Company’s effort to build its team and capabilities and expand commercialization efforts for its medical and industrial device businesses. Specifically, in conjunction with the Company’s receipt of clearance from the FDA, we began to grow our sales and marketing team and we also initiated our first company-sponsored clinical trial in order to gather clinical data to support marketing and build the economic case for reimbursement of the Ekso GT. In addition, the Company made a strategic decision earlier in the year to shift almost all of our engineering talent away from engineering services and to Ekso internal development efforts both for our next generation home/wellness device and for able-bodied industrial offerings, which also contributed to the increase in operating expenses.

Other Income (Expense), Net

Other income (expense) reflects a non-cash loss on the revaluation of the common stock warrants issued in December 2015 of $1.6 million for the three months ended September 30, 2016 and a non-cash gain of $3.0 million for the nine month period ended September 30, 2016 with no comparable amounts in the prior periods. See Note 11 on our condensed consolidated financial statements under the caption, Capitalization and Equity Structure – Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

Preferred Deemed Dividend

During the three months ended September 30, 2016, 3,867 shares of convertible preferred stock were converted to 980,594 shares of common stock, and during the nine months ended September 30, 2016, 13,263 shares of convertible preferred stock were converted to 2,309,531 shares of common stock. The conversions resulted in the recognition of non-cash preferred stock dividends of $3.0 million and $10.3 million for the three and nine month periods ended September 30, 2016, respectively. See Note 11 on our condensed consolidated financial statements under the caption, Capitalization and Equity Structure – Convertible Preferred Stock for additional information.

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

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. The Company incurred net losses of $17.9 million for the nine months ended September 30, 2016, and $19.6 million for the year ended December 31, 2015.

In addition, our operating activities used $20.6 million for the nine months ended September 30, 2016, and $18.3 million for the year ended December 31, 2015.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of September 30, 2016, the Company had an accumulated deficit of $109.3 million.

Cash on hand at September 30, 2016 was $12.8 million, compared to $19.6 million at December 31, 2015. For the nine months ended September 30, 2016, the Company used $20.6 million of cash in operations, compared to $13.1 million for the nine months ended September 30, 2015. The increase in cash used was driven by general increases in operating expenses such as selling, marketing and research and development, as the Company continues to build its team and capabilities and commercialize its medical and industrial device businesses. The increase also includes a one-time increase in inventory, as well as some investment in certain inventory which is expected to reverse over the next few quarters.

Based upon the Company’s current cash resources, which include cash received from the exercise of warrants since September 30, 2016, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the second quarter of 2017. The Company will require significant additional financing. The Company intends to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

The Company’s actual capital requirements may vary significantly and will depend on many factors. For example, the Company plans to continue to increase its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands). The Company held no cash equivalents for any of the periods presented.

	Nine months ended
	September 30,
	2016	2015
Net cash used in operating activities	$(20,555)	$(13,082)
Net cash used in investing activities	(728)	(962)
Net cash provided by financing activities	14,537	92
Effect of exchange rate changes on cash	(6)	-
Net decrease in cash	(6,752)	(13,952)
Cash at the beginning of the period	19,552	25,190
Cash at the end of the period	$12,800	$11,238

Net Cash Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2016 was driven by our $17.9 million operating loss, offset by $3.9 million in non-cash charges primarily related to depreciation and amortization and stock-based compensation expense, and a $3.0 million non-cash gain from the revaluation of warrants issued in December 2015. In addition, our change in accounting estimate related to our revenue recognition policy that occurred during the first quarter of the year resulted in a non-cash gain of $6.5 million of previously deferred revenue, offset by non-cash charges of $4.2 million of previously deferred cost of revenues, $0.9 million of accrued maintenance and $0.2 million of accrued warranty costs.

Net cash used in operations for the nine months ended September 30, 2015 was driven by our $14.9 million operating loss, offset by $1.9 million in non-cash charges related to depreciation and amortization and stock-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.7 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively, was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations and loaned to current customers.

Net Cash Provided by Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2016 of $14.5 million consisted of $14.7 million proceeds from the issuance of common stock, offset by $0.2 million of expenses related to the December 2015 issuance of convertible preferred stock.

The net cash provided by financing activities for the nine months ended September 30, 2015 of $0.1 million was primarily from the exercise of common stock warrants and options.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2016, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years
Facility operating lease	$2,668	$116	$1,438	$933	$181
Capital lease	147	11	114	22	-
Leasehold improvement loan	32	12	20	-	-
Equipois supply agreement	157	157	-	-	-
Total	$3,004	$296	$1,572	$955	$181

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

PART II. OTHER INFORMATION

Item 5. Other Information

On November 5, 2016, the Company entered into an amendment to its lease agreement with FPOC, LLC with respect to its Richmond headquarters (the “Amendment”). Pursuant to the Amendment, the term of the existing lease will be extended for a period of five years, commencing June 1, 2017 and expiring May 31, 2022. A copy of the Amendment is attached hereto as Exhibit 10.38 and is incorporated herein by reference. The foregoing description of the terms of the Amendment is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits

Exhibit Number	Description

10.38*	Amendment to Lease Agreement dated November 5, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;
•	unaudited condensed consolidated statements of operations and comprehensive loss;
•	unaudited condensed consolidated statement of cash flows;
•	notes to unaudited condensed consolidated financial statements;

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: November 9, 2016	By:	/s/ Thomas Looby
Thomas Looby
President and Chief Executive Officer

Date: November 9, 2016	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)