Form 10-K
period 2016-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2017-03-15
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37854

Ekso Bionics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1414 Harbour Way South, Suite 1201

Richmond, California 94804

(Address of Principal Executive Offices) (Zip Code)

Registrants' telephone number, including area code: (510) 984-1761

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Stock Market LLC
(Nasdaq Capital Market)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $58,706,755 based on the last sale price for such stock on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 1, 2017 the registrant had 21,902,212 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

Notes regarding references to Ekso Bionics

In this Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries, and “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the January 15, 2014 merger of our wholly-owned subsidiary, Ekso Acquisition Corp., with and into Ekso Bionics, Inc. (the “Merger”). Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary, and all of the outstanding Ekso Bionics stock was converted into shares of our common stock. Ekso®, Ekso Bionics®, Ekso GTTM, Variable AssistTM, SmartAssist™, and HULC® are registered and unregistered trademarks of the Company. All other trademarks that may appear in this report are the property of their respective owners.

PART I

Item 1. BUSINESS

Overview

We design, develop and sell exoskeleton technology that has applications in healthcare and industrial markets. Our wearable exoskeletons are worn over clothing and are mechanically controlled by a trained operator to augment human strength, endurance and mobility.

Our exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate and to walk again and (b) allow industrial workers to perform heavy duty work for extended periods.

We believe the commercial opportunity for exoskeleton technology adoption is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. We believe we have learned how to integrate these existing technologies and wrap the result around a human being efficiently, elegantly and safely, supported by an industry leading intellectual property portfolio. We further believe we can do so across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

While we believe advancements in technology will continue driving commercial interest in and further development of exoskeleton systems, we also recognize that we are in the early stages of development of exoskeleton capabilities. In order to advance the commercialization of our exoskeleton technology, we intend to focus our efforts in 2017 on the following key initiatives:

•	Drive robotic exoskeleton rehabilitation to become the standard of care for both in-patient and out-patient rehabilitation for patients with some form of lower limb paralysis or weakness, with an enhanced focus on sales and marketing commercial execution in North America and Europe through the implementation of new processes, strategies, and results-orientation.

•	Introduce new features in rehabilitation for our Ekso GT, such as SmartAssist Software, which could expand access to care to more patients, and EksoPulse Analytics, which aids in providing more personalized care in rehabilitation sessions.

•	Continue patient enrollment in our company-sponsored clinical trial Walking Improvement for SCI with Exoskeletons Study (“WISE”).

•	Continue leveraging our experience with the Ekso GT and our exoskeleton research and development work to develop our next generation medical device for use outside of a rehabilitation setting. We are striving to produce a device that will have greater functionality and levels of independence than any exoskeleton currently on the market.

•	Build upon our momentum in industrial markets with an enhanced focus on commercial rollout of EksoZeroG for aerial work platforms and scaffolding to reduce work-related injuries, as well as introduce our next generation innovation for improving overhead work.

Rehabilitation Robotics

Today, our focus is on rehabilitation robotics. We are leveraging our patented exoskeleton technology to develop and market products intended to enable patients with some form of lower limb paralysis to rehabilitate earlier and with better outcomes than the current standard of care.

Ekso GT

Our current product, the Ekso GT, is a wearable bionic suit that allows our hospital and rehabilitation customers to provide in-patients and out-patients with spinal cord injury (“SCI”) and hemiplegia due to stroke the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by a user shifting their body to activate sensors in the device which in turn initiate steps. Battery-powered motors drive the legs, detecting the deficient neuromuscular function and providing that level of assistance necessary for a user to complete their step. Users can expect to walk with aid from the device the first time they put on the Ekso GT exoskeleton (after passing an assessment). Physical therapists can transfer patients to or from their wheelchair and don or remove the Ekso GT in less than five minutes.

The Ekso GT incorporates Variable Assist Software, our proprietary, adaptive or “smart” software that detects a user’s level of motor loss and dynamically provides 0-100% power to either side of the body. Variable Assist can promote a greater number of high-quality steps in a short time period and support the early re-learning of correct step patterns and weight shifts, potentially mitigating compensatory behaviors. Variable Assist also has allowed our customers to significantly expand the spectrum of patients that can potentially benefit from robotic rehabilitation.

Our latest breakthrough innovation in rehabilitation is the incorporation of SmartAssist, our next generation gait therapy software, into the Ekso GT. SmartAssist can aid in promoting early mobility by training patients (PreGait) to walk in an exoskeleton, which should expand access to care to more patients. SmartAssist software also includes next generation Variable Assist technology that provides more freedom for healthcare providers to allow patients to power themselves (FreeGait) in the most appropriate ways possible. Lastly, SmartAssist includes QuickFit, a more rehabilitation friendly user-interface that should reduce potential data input / output errors.

Another important feature of our Ekso GT is its Ekso Pulse Analytics, a real-time data capture program. Ekso Pulse gathers and transmits statistics and device information during Ekso walking sessions. This information can be used to track patient progression and to monitor device utilization. The Ekso records data such as steps, speed, step size, and other settings along with all error logs and operating parameters. Data is sent securely to our servers where it is available for customers to view, filter, and export through a secure web portal. This feature enables more thorough patient care while reducing manual data entry. It also enables us to provide a higher level of service through early identification and thorough reporting of device errors, saving customers the time and expense of unnecessary on-site visits.

The Ekso GT is used by customers in both in-patient and out-patient settings. Our customers believe that for patients with some motor ability intact (for example, after a stroke or an incomplete SCI), the Ekso GT exoskeleton offers unique benefits to help therapists teach proper step patterns and weight shifts, allowing patients potentially to mobilize earlier and ultimately to walk again. By allowing individuals to stand and walk in a full weight-bearing setting, early clinical evidence is also beginning to show that the Ekso exoskeleton may offer potential healthcare benefits (including for patients with complete SCI) such as reducing post-injury medical costs through reduction in secondary complications such as pressure sores, urinary tract infections, bowel problems, pneumonia and other respiratory issues, bone loss/osteoporosis, cardiovascular disease and psychological disorders.

As of March 1, 2017, the Company had recorded over 71 million steps taken in our exoskeletons. The Company has now shipped to over 160 rehabilitation facilities or customers worldwide. The number of units utilized at a center varies from one to six, and is driven by the number of beds and rehabilitation sessions a hospital can offer and that hospital’s adoption of robotics within its rehabilitation protocols.

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

Clinical Evidence and Reimbursement

Many of our early clinical customers have undertaken research to evaluate the use in rehabilitation of exoskeletons in general and our Ekso robotic exoskeleton in particular. Although these studies primarily have focused on feasibility and safety and have relied on small sample sizes, initial study findings have been favorable. We are aware of eleven clinical studies for SCI and two for stroke that were completed in 2016. Also, we have begun patient enrollment for the WISE Study, our first company sponsored clinical trial, at various clinical sites including Burke Rehabilitation Institute, Gaylord Specialty Healthcare, and Rehabilitation Institute of Chicago (“RIC”).

We intend to continue our work with rehabilitation centers and clinicians studying the benefits of robotic exoskeleton rehabilitation using the Ekso. We believe that additional clinical evidence will help treating physicians to better understand the benefits of rehabilitation with the Ekso GT and will support our efforts with more industry collaboration toward achieving reimbursement for exoskeletons.

We believe that reimbursement by the Centers for Medicare/Medicaid Services (“CMS”) and third party insurers will play an important role in the long-term success of our efforts to drive commercial adoption of our Ekso GT and to make the Ekso GT a standard of care for rehabilitation for patients with some form of lower limb paralysis or weakness. In order to gain coverage and payment by payers, the Company and its competitors must generate both clinical and economic evidence demonstrating the benefits of robotic exoskeletons. We believe that the investments we are making in clinical trials will assist in generating this evidence. Generally, reimbursement for professional services performed at the hospital by physicians is reported under separate billing codes issued by the American Medical Association (“AMA”) known as Current Procedural Terminology (“CPT”) codes. While generic codes that provide some modest reimbursement for the use of our technology in the rehabilitation setting currently exist, we are aware of no CPT code that is specifically applicable to the use of the Ekso GT.  We may determine to pursue an application for a new CPT code.  We have engaged the services of expert consultants with extensive experience in the CPT, coverage and payment decision processes to assist us in our reimbursement strategy.

The European Union also requires a two-track approach to market penetration and subsequent coverage, requiring separate claims for purchasing the device and for requests for training. Our competition has had initial success in Germany with four of the top private payer insurance companies purchasing a personal device.

Current Sales and Marketing Efforts

Our key marketing goal today is to achieve broad-based commercial adoption of our Ekso GT in the rehabilitation setting. We are focusing our go-to-market protocols and collateral on our three target audiences: medical administrators, medical directors/therapists and patients. Working closely with thought leaders, we will continue to build upon our early user-group exchanges, develop clinical education programs, and grow our medical advisory council. With the receipt of our clearance from the U.S. Food and Drug Administration (“FDA”) in April 2016, we introduced new strategies and tactics to increase awareness in our target audiences, including leveraging social media, public relations, tradeshows, marketing automation, and public relations which will continue in the new year.

Our sales efforts continue to focus on key in-patient and out-patient centers that provide stroke and SCI rehabilitation. Geographically, the priorities remain North America (Canada, the U.S., and Mexico) and Europe, the Middle East, and Africa (“EMEA”). Currently, we utilize a direct sales force for the U.S., Canada, the United Kingdom, Spain and the German-speaking countries of Europe. We also have an expanding distributor network. Our three largest distributors on the basis of Ekso sales are based in Italy, Poland and Mexico.

The sales and marketing team is principally based in the U.S. and Germany and is structured as follows:

•	One national account manager for the U.S. and one EMEA-based manager for our distributors;
•	US and EMEA sales professionals that pursue new prospects and organizes demonstrations;
•	Clinical professionals/physical therapists that provide peer-to-peer demonstrations and trainings;
•	Marketing professionals, graphic designers, and consultants to build awareness and generate demand;
•	Ambassadors with spinal cord injury that provide demonstrations and personal experiences.

The sales cycle for the Ekso GT averages approximately eight to twelve months for a first device and two to four months for subsequent devices. Our typical sale is the Ekso GT complete package, which includes the device and all relevant components, two sets of batteries for continuous run-time, training through two levels of certification, and Variable Assist software. Customers also typically purchase Ekso Care, which is our one- to four-year after sales service package.

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

Home Mobility

The dynamics and product requirements of the home mobility market are different from those of the clinic. While we believe the home mobility market opportunity is sizable, it will only be served once next generation technology is brought to market that is cost effective for individuals because reimbursement is available and has a level of functionality that enables independent mobilization. Home mobility exoskeletons should be fit to a specific patient and designed for all-day use. In addition, we believe they must be easily transportable, and have improved dynamic stability, user interfaces, and terrain navigation to allow the home users to confidently walk through their daily life with little or no assistance. Given our commercial experience with a medical exoskeleton that has recorded over 71 million steps, coupled with recent research and development advancements in exoskeleton and related technologies, we are now proactively investing resources to design such a commercial product and to develop our go-to-market approach for mass adoption of home mobility devices. We are also collaborating with world-class academic and commercial institutions to refine our technology and to apply the latest technological breakthroughs to the advancement of human ambulation.

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

Our feedback indicates a growing imperative among construction and manufacturing companies to drive adoption of improved safety and health practices. Furthermore, based on initial customer field-testing and market research, we believe industrial exoskeletons have the potential to help prevent workforce injuries, improve productivity and over time reduce workmen’s compensation and related costs. According to a Bureau of Labor Statistics Report (2012), direct costs related to injuries associated with overexertion in the workplace total over $21.1 billion per year.

In addition, human augmentation technology is being viewed by senior managers of companies that have participated in field-testing as an opportunity to extend the careers of experienced and skilled workers while also changing the work environment to attract future workers to these careers.

Last year, we introduced a new product innovation for aerial work platforms (AWP) and scaffolding, the EksoZeroG, which is intended to significantly improve workforce productivity while dramatically reducing workplace related injuries in order to keep workers healthy, strong, and safe. EksoZeroG is a mobile arm mount that makes heavy tools feel weightless and enables workers to be more productive and safer. In 2017, we are focusing on increasing sales of the EksoZeroG by pursuing alternative channels such as rental agreements with construction equipment providers as well as focusing more effort on commercial execution, awareness generation, and tradeshow attendance.

We believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

Ekso Labs

Ekso Labs, our engineering services division, is focused on technology development and future applications. It is an exoskeleton laboratory that integrates emerging technologies into new product applications and expands on it for our partners. To date, the majority of our Ekso Labs revenue has been in the form of research grants from government organizations including United States Special Operations Command, the Defense Advanced Research Projects Agency, the National Institute of Health and the National Science Foundation. These projects fund research and development on new exoskeleton systems, providing us with new intellectual property and exoskeleton designs that have the potential for commercialization.

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

In early 2016 we made the strategic decision to shift our engineering resources away from the billable engineering services of Ekso Labs and to our internal development efforts both for our next generation home/wellness device and for able-bodied industrial offerings. As a consequence, in the near term we expect Ekso Labs to play a lesser role than historically.

Financial Information About Segments and Geographic Areas

We have three reportable segments: Medical Devices, Industrial Sales, and Engineering Services. The segment and geographic information required herein is contained in Note 17 in the notes to our consolidated financial statements under the caption Segment Disclosures.

Intellectual Property

The Company has established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status.

	Issuing Status
License Status	Issued Patents	Pending Applications	Provisional Applications
Licensed to the Company	13	2	-
Exclusively licensed to the Company	6	-	-
Co-owned with Regents of the University of California, exclusively licensed to the Company	4	-	-
Co-owned with the Regents of the University of California	2	1	-
Sole ownership by the Company	3	30	3
Total: 64	28	33	3

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending. Provisional applications mean that we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application in the future.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of February 8, 2017, 112 applications have issued or have been allowed as patents internationally. All told, our patent portfolio contains 214 cases that have issued or are in prosecution in 24 countries.

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

In some cases, as a result of government funding we receive, the patents have a government use license, granting the U.S. government a non-exclusive, non-transferable, irrevocable, paid-up license for use of the inventions for or on behalf of the U.S. government, as is typical in the case of government sponsored research.

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

Intellectual Property Out-Licensing

We believe that the breadth of the coverage across various bionic systems and technologies, together with our freedom to grant sub-licenses under the RUC License Agreements gives us the potential to generate licensing revenue in fields outside our present areas of commercialization. Since 2009, we have generated approximately $1.5 million in such licensing revenue from our two licensees: Lockheed Martin Corporation (“Lockheed”) and OttoBock Healthcare Product GmbH (“OttoBock”).

The Company receives revenue pursuant to a Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed and a Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed, and previously pursuant to a License Agreement dated January 8, 2009, which was terminated effective as of July 1, 2013. Pursuant to these agreements, the Company has licensed to Lockheed certain rights with respect to its anthropomorphic exoskeleton technology for which Lockheed is obligated to pay Ekso Bionics, Inc. a royalty on sales of products incorporating such technology. Royalty fees from Lockheed were either de minimus or nil for the years ended December 31, 2016, 2015, and 2014, respectively.

With respect to OttoBock, the Company received exclusivity payments pursuant to the License and Services Agreement dated October 27, 2014. The License and Services Agreement grants OttoBock exclusive rights in order to develop a semi-active prosthetic knee prototype for use in medical prosthetics and provides that OttoBock will pay the Company a royalty based on sales by OttoBock of products incorporating the licensed technology. Royalty fees from OttoBock were $100,000, $100,000 and $250,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Competition

The medical technology and industrial robotics industries are characterized by intense competition and rapid technological change. We believe a number of other companies are developing competitive technology and devices for both the able-bodied and medical fields of use and many of these competitors have significantly more financial and other resources than we possess.

In the medical field, we face competition from companies that are focused on technology for rehabilitation of patients suffering from stroke and related neurological disabilities as well as from companies that are focused on SCI. In stroke, Cyberdyne has developed ambulatory exoskeletons with a current commercial focus in Japan and Germany, while Hocoma, AlterG, Aretech and Reha Technology are selling treadmill-based gait therapies. In SCI, ReWalk Robotics and Parker Hannafin sell ambulatory exoskeletons. Other companies who have announced plans to commercialize robotic exoskeletons include: Bionik Laboratories, U.S. Bionics, and ExoAtlet.

Technologies developed by competitors in the areas of stroke rehabilitation and SCI represent therapeutic interventions with utility at varying points of the continuum of care. Clinically, the Ekso is unique in its broad ability to mobilize pre- or even non-ambulatory patients using a full weight bearing, over ground, task-based platform. From a practice management perspective, the Ekso is less expensive than many other systems, has a smaller footprint, the ability to move around the hospital, and uses standard power requirements that make it easy to integrate into existing infrastructure. Other over-ground exoskeletons were initially designed for an individual to achieve ambulation reliant on the device. By contrast, the Ekso’s design accommodates patients with complete paraplegia and additionally includes features that are optimized to assist therapists in helping patients with some motor ability learn to walk again in a clinical setting, treating several patients and indications in a single day.

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

Research and Development

The Company engages in research and development activities in an effort to enhance the effectiveness, ease of use, safety and reliability of our commercial exoskeletons and to expand their applications. The Company’s research and development expenditures were $8.9 million, $6.5 million and $3.9 million in 2016, 2015 and 2014, respectively.

As part of its engineering services (also known as Ekso Labs), the Company benefited from additional research and development expenditures of $0.6 million, $3.6 million and $1.7 million in 2016, 2015 and 2014, respectively. These are expenditures funded by grants, collaboration partners, or engineering services customers for whom we perform research and development work on human exoskeletons and related technologies. Funding has come from such third parties as Lockheed Martin Corporation (approximately $6 million since 2008 for the development of the Human Universal Load Carrier (“HULC”)), the U.S. National Science Foundation, the National Institute of Health, the U.S. Defense Advanced Research Projects Agency (“DARPA”), U.S. Special Operations Command (“SOCOM”) and the U.S. Department of Defense.

Governmental Regulation and Product Approval

U.S. Regulation

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the FDA, which administers the Federal Food, Drug and Cosmetic Act (“FDCA”). The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any medical device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

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

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a predicate device or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices requiring PMA approval. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process, approximately one to two years or more.

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

We believe that the Company’s robotic exoskeleton has been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since it was first sold in the United States in February 2012. On June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it as being Class II, which requires the clearance of a 510(k) notice.

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

On April 4, 2016, we received clearance from the FDA to market our Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, we received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4/5 in only one arm. Our prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least 4/5 in both arms.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an un-cleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.

From September 2, 2015 to September 11, 2015, the Division of Bioresearch Monitoring of the FDA’s Office of Compliance conducted an inspection of the Company’s facility in Richmond, California. At the conclusion of the inspection, the FDA issued a Form FDA 483 with observations pertaining to informed consent requirements, reporting of events to FDA, and records maintenance. These observations are inspectional and do not represent a final FDA determination of non-compliance. On October 2, 2015, we responded to the FDA describing the corrective and preventive actions that we have implemented and continue to implement to address the FDA’s observations. Due to the nature of the findings, we do not expect that the Form FDA 483 will result in a warning letter or other action that could interfere with our operations. On March 30, 2016, the FDA accepted our corrective actions for the Form 483 observations that were generated during the FDA inspection.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions
•	customer notifications for repair, replacement, refunds;
•	recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;
•	operating restrictions;
•	withdrawing 510(k) clearances that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

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

Employees

As of December 31, 2016, we had 108 employees, including 103 full time employees and five part-time employees. Thirteen employees reside in Europe. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

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

In connection with the Merger and pursuant to a split-off agreement and general release, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 2,497,586 shares of our common stock (the “Split-Off”), after adjusting to effect to the 1-for-7 reverse stock split, discussed in Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – Reverse Stock Split.

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

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our internet address is www.eksobionics.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Report. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 1414 Harbour Way South, Suite 1201, Richmond, California, 94804. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk.  We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict.  Before investing in our securities you should carefully consider the following risks, together with the financial and other information contained in this prospectus.  If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected.  In that case, the trading price of our common stock would likely decline and investors may lose all or a part of their investment.

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

Although we were incorporated in 2005, we did not sell our first Ekso medical device until 2012. Therefore, we have limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our business and prospects must be considered in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or that we fail to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If we are unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

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

The medical technology and industrial robotics industries are characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

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

Dependence on patent and other proprietary rights and failing to attain, defend or maintain such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or adversely impact our product offerings.

Our long-term success largely depends on our ability to market technologically competitive products. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely impact our competitive advantage and impair our business. Our issued patents may not be sufficient to protect our intellectual property and our patent applications may not result in issued patents. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner or may challenge the validity of our patents. Our attempts to prevent third parties from circumventing our intellectual property and other rights ultimately may be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain any of our patents that issue.

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

Some of our U.S. patent applications (which have associated international applications) are co-owned by the Regents of the University of California Berkeley. The Regents of the University of California Berkeley has licensed its rights under many of these patent applications to us, but we do not have a license to their rights under three of these patent applications. With respect to two of these co-owned patent applications, the Regents of the University of California Berkeley have licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims the Regents of the University of California Berkeley may license to other entities. In addition, in connection with our acquisition of certain assets from Equipois, we assumed the rights and obligations of Equipois with respect to certain patents and patent applications under an in-license of intellectual property from a third party and subject to an out-license of that intellectual property to an unrelated third party for use in a particular field. We do not have complete control over the prosecution of these patent applications. In addition, the license of patent rights under these patents to third parties could reduce the value of our patent portfolio and limit any income or license fees that we might receive if we were to attempt to transfer or license our rights under any of our co-owned or licensed patents.

If we fail to obtain or maintain necessary regulatory clearances or approvals for our medical device products, or if clearances or approvals for future products or modifications to existing products are delayed or not issued, our commercial operations would be harmed.

The Ekso GT is a medical device that is subject to extensive regulation by the FDA, the European Union and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products. Our failure to comply with these complex laws and regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process may take anywhere from several months to over a year. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, PMA generally requires the performance of one or more clinical trials.

The FDA also has substantial discretion in the medical device review process. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business. Failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional development, standardized testing, pre-clinical studies and clinical trials. Any delay or failure to obtain necessary regulatory approvals could harm or business.

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

Even after regulatory clearance or approval has been granted, a cleared or approved product and its manufacturer are subject to extensive regulatory requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising and promotion for the product. If we fail to comply with the regulatory requirements of the FDA or other non-U.S. regulatory authorities, or if previously unknown problems with our products or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Modifications to our Ekso GT and our future products may require new 510(k) clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances are obtained

On April 4, 2016, the Company received clearance from the FDA to market its Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, the Company received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4/5 in only one arm. The Company’s prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least 4/5 in both arms.

An element of our strategy is to continue to upgrade the Ekso GT to incorporate new software and hardware enhancements. Any modification to a 510(k)-cleared device, including our Ekso GT, that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review such determinations. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determinations for any future changes, or prior changes to previously marketed products, as the case may be, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, the FDA’s ongoing review of its 510(k) program may make it more difficult for us to make modifications to our products, either by imposing more strict requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) due to modifications to 510(k) cleared products and the criteria for evaluating substantial equivalence. The July 2011 draft guidance document was ultimately withdrawn, and as a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. It is uncertain when the FDA will seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.

The manufacture of our products is subject to extensive post-market regulation by the FDA. Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities.

We are required to comply with the FDA’s Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of our marketed products. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. Failure to comply with regulatory requirements such as QSR may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Federal, state and non-U.S. regulations regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or "off-label" uses.

Any cleared or approved product may be promoted only for its indicated uses and our promotional materials must comply with FDA and other applicable laws and regulations. We believe that the specific use for which our products are marketed fall within the scope of the indications for use that have been cleared by the FDA. However, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

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

Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market, and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval, for any new products would have an adverse effect on our ability to expand our business.

If our medical products, or malfunction of our medical products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For example, we have been informed of a limited number of events with respect to our Ekso GT devices that have been determined to be reportable pursuant to the MDR regulations. There were no reported patient injuries related to any of these events, and in each case we have filed the required MDR reports with the FDA.

In addition, all manufacturers bringing medical devices to market in the European Economic Area are legally bound to report any incident that led or might have led to the death or serious deterioration in the state of health of a patient, user or other person, and which the manufacturer’s device is suspected to have caused, to the competent authority in whose jurisdiction the incident occurred. In such case, the manufacturer must file an initial report with the relevant competent authority, which would be followed by further evaluation or investigation of the incident and a final report indicating whether further action is required. The events described above that were reported to the FDA were also reported to the relevant EU regulatory authorities.

We are also required to follow detailed recordkeeping requirements for all Company-initiated medical device corrections and removals, and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Recalls of our products, or agency actions relating to our failure to comply with our reporting or recordkeeping obligations, could harm our reputation and financial results.

Discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. In addition, manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. To date, we have initiated only one field action in which we voluntarily accelerated our maintenance schedule based on field usage.

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

Similarly, when an industrial exoskeleton is used by a healthy individual — for example to operate heavy machinery overhead — malfunction of the device at an inopportune moment could result in severe injury or death of the person using the device. Such occurrences could result in regulatory action on the part of OSHA or its foreign counterparts.

Any future recalls of any of our products could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. In some circumstances, such adverse events could also cause delays in new product approvals. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

In addition, personal injuries relating to the use of our products could also result in product liability claims being brought against us. Any product liability claim brought against us, with or without merit, could result in substantial damages, be costly and time-consuming to defend and could increase our insurance rates or prevent us from securing insurance coverage in the future.

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

Sales of our Ekso GT generally include a one-year warranty for parts and services in the U.S. and a two-year warranty in Europe, the Middle East and Africa. We also generally provide customers with an option to purchase an extended warranty for up to an additional three years. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity. As we enhance our product and in an effort to build our brand and drive adoption, the Company has elected to incur increased service expenses related to an accelerated maintenance program, field corrections and the implementation of technological improvements developed subsequent to many of our units being placed into service, sometimes outside of its warranty and contractual obligations. Continuation of these activities could have a material adverse effect on our results of operations, cash flows and liquidity.

If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse effect on our business.

Healthcare providers and related facilities are generally reimbursed for their services through payment systems managed by various governmental agencies worldwide, private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) utilized, available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Reimbursement rates can also affect the acceptance rates of new technologies.

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

Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products and could result in decrease revenue.

Any additional studies that we are required or choose to initiate, whether to drive market adoption and support commercialization, or to support additional product submissions or new claims, will be expensive and time consuming, which could harm our financial results.

Initiating and completing clinical trials necessary to drive market adoption and support commercialization, or to support additional product submissions or new claims, can be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Conducting successful clinical studies requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, proximity of patients to clinical sites, patient ability to meet the eligibility and exclusion criteria for participation in the clinical trial and patient compliance.

All clinical trial activities that we undertake are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. Clinical trials intended to support a 510(k) or PMA must be conducted in compliance with the FDA’s Good Clinical Practice regulations and similar requirements in foreign jurisdictions. Sufficient and appropriate clinical protocols to demonstrate safety and efficacy may be required and we may not adequately develop such protocols to support future clearances and approvals. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in future clearances or approvals of our products or result in the failure of the clinical trial. Such increased costs and delays or failures could adversely affect our business, results of operations and prospects.

The results of clinical trials may not support new product submissions or claims or may result in the discovery of adverse side effects.

Despite considerable time and expense invested in clinical trials, the FDA may not consider any data that we obtain adequate to demonstrate safety and efficacy for future submissions. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our intended claims or demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials or studies could delay the filing of associated product submissions and, ultimately, our ability to commercialize products requiring submission of clinical data or relying on clinical data for market acceptance.

It is also possible that patients enrolled in a clinical trial will experience adverse side effects that are not currently part of the product candidate’s safety profile, which could cause us to delay or abandon development of such product.

Clinical studies regarding our products may not provide sufficient data to either cause third-party payers to approve reimbursement or to make human exoskeletons a standard of care.

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

Part of our business plan relies on broad adoption of the Ekso robotic exoskeleton to provide “early mobilization” of individuals who have been immobilized by an injury, disease, or other condition. Although the health benefits of other methods of “early mobilization” have been demonstrated in clinical studies in fields such as stroke, those studies did not test early mobilization with human exoskeletons directly. To date, the Ekso device has been the subject of several clinical trials, some of which have been partially sponsored by us, but most of which are non-Ekso-sponsored independent studies conducted by rehabilitation institutions. Data from these studies was provided to the FDA as part of our 510(k) submissions. In addition, there are several ongoing independent studies to investigate additional indications for use for the Ekso device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device, and we are currently in the planning stage for several Company-led studies.

If current and future clinical trials do not provide sufficient data to support our belief that early mobilization through the use of exoskeletons improves health outcomes, of such studies actually contradict that belief, market acceptance of the human exoskeletons could fail to increase or could decrease and our business could be harmed.

We may be unable to attract and retain key employees.

Our success depends on our ability to identify, hire, train and retain highly qualified managerial, technical and sales and marketing personnel. In addition, as we introduce new products or services, we will need to hire additional personnel. Currently, competition for personnel with the required knowledge, skill and experiences is intense, particularly in the San Francisco Bay area, where we are headquartered, and we may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial, technical and sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

We will experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter and may result in volatility in our stock price.

The Ekso GT has a lengthy sale and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions, which may contribute to substantial fluctuations in our quarterly operating results. Other factors that may cause our operating results to fluctuate include:

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

Healthcare changes in the U.S. and other countries, including recently enacted legislation reforming the U.S. healthcare system, could have a negative impact on our future operating results.

In 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted into law. The legislation seeks to reform the United States healthcare system. It is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. The ACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the ACA will result in lower reimbursements. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. In addition, the new law imposes a 2.3 percent excise tax on medical devices that will apply to United States sales of our medical device product. The new U.S. Presidential administration and the majority party in both Houses of the U.S. Congress have indicated their desire to repeal the Affordable Care Act. It is unclear whether, when and how that repeal will be effectuated and what the effect on the healthcare sector will be. The outlook for the healthcare sector is unclear, and we are unable to predict the future course of federal or state healthcare legislation and regulations. Changes in the law or regulatory framework that reduce our revenues or increase our costs could also harm our business, financial condition and results of operations and cash flows.

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

Risks Related to our Financial Condition

We have a history of losses and we may not achieve or sustain profitability in the future. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred losses in each fiscal year since our incorporation in 2005. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result our independent registered public accounting firm included an explanatory paragraph regarding the same in its report to this Annual Report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.

Our net losses were $23.5 million, $19.6 million, and $33.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $114.9 million.

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

We have been largely dependent on capital raised through the sale of equity securities in various public and private offerings, and going forward will be largely dependent on capital raised in any future offerings, to implement our business plan and support our operations.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the third quarter of 2017. The Company will require significant additional financing. The Company intends to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

We anticipate for the foreseeable future that cash on hand and cash generated from operations will not be sufficient to meet our cash requirements, and that we will need to raise additional capital through investments to fund our operations and growth. We cannot assure you that we will be able to raise additional working or growth capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely. Financings, if obtained, may be on terms that are dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price at which existing stockholders purchased their shares.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. The Company’s current Articles of Incorporation authorize the Company to issue an aggregate of 71,428,571 shares of common stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock will dilute the ownership interest of our current stockholders and may create downward pressure on the trading price of the common stock. In addition, the terms of any new securities may include liquidation or other preferences that may adversely affect the rights of our existing stockholders.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K and quarterly reports on Form 10-Q an assessment by management of the effectiveness of our internal control over financial reporting. We previously reported a material weakness in internal control over financial reporting related to the timing of the implementation of certain policies, processes and procedures that we have put in place since the Merger. Throughout 2014 and 2015, we continued to strengthen our internal control environment by implementing new policies, processes and procedures. Our remediation efforts, including the testing of these controls, continued into 2015. This material weakness was considered remediated in the fourth quarter of 2015, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively. In addition, our independent registered public accounting firm has reported on management’s assessment of the effectiveness of such internal control over financial reporting as of December 31, 2016. While we believe that the policies, processes and procedures we put in place are sufficient to render our internal controls over financial reporting effective, our initiatives may not prove successful and in the future management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then (if required in the future) they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

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

31

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

Item 3.    LEGAL PROCEEDINGS

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

33

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been traded on the Nasdaq Capital Market under the symbol “EKSO” since August 9, 2016. Prior to August 9, 2016, our common stock was eligible for quotation and traded on the OTC Market. The quotation of our common stock on the OTC market began on or about January 16, 2014.

As of March 1, 2017, we had approximately 262 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. The Company believes the actual number of stockholders is greater than the number of holders of record.

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

The following table sets forth the high and low closing bid prices as reported on OTC Markets prior to August 9, 2016 and the high and low sales prices as reported by the Nasdaq Capital Market since August 9, 2016 for our common stock for the fiscal quarter indicated. The OTC Markets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices shown have been adjusted to give effect to the one-for-seven reverse stock split completed on May 4, 2016, discussed in Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – Reverse Stock Split.

Quarter Ended	High	Low
December 31, 2016	$6.38	$3.85
September 30, 2016	$6.79	$3.45
June 30, 2016	$7.18	$4.01
March 31, 2016	$8.54	$4.55
December 31, 2015	$10.08	$7.07
September 30, 2015	$11.06	$6.51
June 30, 2015	$16.38	$7.00
March 31, 2015	$11.20	$8.05

The closing price of EKSO stock as of March 1, 2017 was $3.49.

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

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8. The operations data for the years ended December 31, 2016, 2015, and 2014 and the financial position data for the years ended December 31, 2016 and 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Report. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Report. All share and per-share data has been retroactively adjusted to give effect to the one-for-seven reverse stock split discussed in Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – Reverse Stock Split.  Amounts in the following table are in thousands, except share and per share amounts:

	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue	$14,221	$8,661	$5,327	$3,302	$2,706
Loss from operations	(27,586)	(21,561)	(16,794)	(10,294)	(14,241)
Gain (loss) on warrant liability(1)(2)	4,286	2,505	(16,485)	186	17
Net loss	(23,470)	(19,590)	(33,769)	(11,887)	(15,042)
Preferred deemed dividend(1)	10,345	4,655	-	-	-
Net loss per share, basic	$(1.87)	$(1.66)	$(3.02)	$(3.97)	$(5.22)

Balance Sheet Data:
Cash	$16,846	$19,552	$25,190	$805	$1,738
Total assets	24,425	32,198	33,474	6,584	6,210
Note payable, net	6,789	-	118	2,506	4,166
Warrant liability	$3,546	$9,195	$-	$378	$564

(1)	On December 23, 2015, the Company entered into an agreement to sell 15,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) and warrants to purchase 2,122 shares of the Company’s common stock for cash of $13.7 million, net of issuance cost, of which $0.2 million was paid in 2016. Because the Preferred Shares were in-the-money on the date of issuance, the Company recognized a beneficial conversion feature of $3.3 million that was recorded as a non-cash preferred deemed dividend. In December 2015, 1,737 of the Preferred Shares were converted into 245,715 shares of common stock resulting in an additional $1.4 million non-cash preferred deemed dividend that related to the accretion of the discount associated with the warrants and stock issuance costs. Total preferred deemed dividends for the year ended December 31, 2015, were $4.7 million. The warrants issued in the transaction were initially valued at $11.7 million and recorded as a warrant liability. Due to a decrease in our per share stock price from the transaction date to December 31, 2015, the warrant liability was reduced by $2.5 million, resulting in a non-cash gain for the period.

The net loss recorded in 2016 of $23.5 million included a non-cash gain of $4.3 million associated with the issuance of warrants in December 2015 that included an anti-dilution provision and a put option. During the year ended December 31, 2016, 13,263 Preferred Shares were converted into 2,309,531 shares of common stock resulting in a $10.3 million non-cash preferred deemed dividend.

(2)	The net loss recorded in 2014 of $33.8 million included a non-cash charge of $16.5 million associated with the issuance of warrants in conjunction with our Merger and subsequent private placement offering that included an anti-dilution provision. The warrants were amended in November 2014 by a majority of common stock warrant holders to remove the anti-dilution provision. In conjunction with the amendment, warrant holders exercised 3,268,643 warrant shares for which the Company received net proceeds of $21.4 million.

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

On May 4, 2016, we effected a one-for-seven reverse stock split, reducing the number of our common shares outstanding on that date from 113.3 million shares to approximately 16.2 million shares. Concurrently with the reverse stock split, the number of authorized shares of our common stock was reduced proportionately, from 500,000,000 shares to 71,428,571 shares. Additionally, the conversion ratio of our Series A Convertible Preferred Stock, the exercise price and number of all outstanding options and warrants, and the number of shares reserved for future issuance pursuant to our equity compensation plan were all adjusted proportionately. All such amounts presented herein have been adjusted retroactively to reflect these changes.

Overview

Capitalization and Ownership Structure

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our financial condition and results of operations presented herein. The following discussion and analysis is based on the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We were incorporated in Nevada as PN Med Group Inc. on January 30, 2012.  On December 16, 2013, we completed a 3.462-for-1 forward split of our common stock in the form of a dividend, with the result that the 907,143 shares of common stock outstanding immediately prior to the stock split became 3,140,529 shares of common stock outstanding immediately thereafter.

On December 18, 2013, (i) we changed our name from PN Med Group Inc. to Ekso Bionics Holdings, Inc., and (ii) we increased our authorized capital stock from 10,714,286 shares of common stock, par value $0.001, to 71,428,571 shares of common stock and 10,000,000 shares of “blank check” preferred stock.

On January 15, 2014, our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014, merged with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005 (the “Merger”). Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary. At the closing of the Merger, all of the outstanding common stock and preferred stock of Ekso Bionics was converted into an aggregate of 6,087,937 shares of our common stock, the outstanding warrants to purchase securities of Ekso Bionics were converted into warrants to purchase an aggregate of 88,766 shares of our common stock, and the outstanding options to purchase common stock of Ekso Bionics were converted into options to purchase an aggregate of 1,086,058 shares of our common stock. In addition, warrants to purchase an additional 32,143 shares of our common stock were issued to the prior lender of Ekso Bionics and 32,143 shares of common stock were issued to consultants to Ekso Bionics.

In connection with the Merger and pursuant to a split-off agreement and general release, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 2,497,586 shares of our common stock (the “Split-Off”).

Also in connection with the Merger, the Company completed a private placement offering (the “PPO”) of 4,328,571 units consisting of one share of common stock plus a warrant (the “PPO Warrants”) to purchase an additional share of common stock of the Company at $14.00 per share with a five year term (the “Units”). Included in the initial Unit sales were 714,286 Units that were issued upon conversion of $5,000,000 of Ekso Bionics’ senior subordinated secured convertible notes (the “2013 Bridge Notes”) issued to accredited investors in November 2013. In addition, investors in the 2013 Bridge Notes received warrants to purchase 357,143 shares of common stock at an exercise price of $7.00 per share for a term of three years (the “Bridge Warrants”) upon the closing of the Merger and the PPO.

The placement agent for the PPO and its sub-agents were paid an aggregate commission of $3,030,000 and were issued warrants to purchase an aggregate of 432,857 shares of our common stock at $7.00 per share with a five year term.

In February 2014, an additional 111,395 shares of our common stock were issued to pre-merger shareholders of PN Med Group Inc. pursuant to a provision in the Merger Agreement requiring us to issue a number of shares such that the aggregate ownership of the pre-Merger shareholders (not including any shares of common stock purchased by them in the PPO) remained approximately 6.8% of the outstanding common stock of the Company.

In November 2014, the Company consummated an offer to amend and exercise (the “Offer to Amend and Exercise”) its PPO Warrants at a temporarily reduced exercise price. Pursuant to the Offer to Amend and Exercise, an aggregate of 3,250,786 PPO Warrants were exercised by their holders at an amended exercise price of $7.00 per share.

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

On December 1, 2015, the Company through its wholly owned subsidiary, Ekso Bionics, acquired the mechanical balance and support arms technologies of Equipois, LLC, including the rights to the zeroG® and X-Ar® products. The initial purchase price for the acquired assets was 111,607 shares of the Company’s common stock. The Company also agreed to issue additional shares of common stock based upon the achievement of certain post-closing performance criteria.

On December 23, 2015, the Company entered into an agreement to sell 15,000 shares of Series A Convertible Preferred Stock (“Preferred Shares”), par value $0.001 and warrants to purchase 2,121,642 shares of the Company’s common stock at an exercise price of $8.75 per share for a term of five years (each, a “Warrant” and collectively, the “2015 Warrants”), to certain institutional investors in a registered direct offering at a purchase price of $1,000 for each Preferred Share and related Warrants for aggregate proceeds of $15,000,000. See Note 13 in the notes to our consolidated financial statements under the caption, Capitalization and Equity Structure – Convertible Preferred Stock and Capitalization and Equity Structure – Warrants – 2015 Warrants for a description of the Preferred Shares and 2015 Warrants.

On August 12, 2016, the Company issued 3,750,000 shares of common stock at a price to the public of $4.00, resulting in proceeds to the Company of $13.7 million, net of the underwriting discount and issuance costs. On August 17, 2016, the Company issued an additional 266,751 shares of common stock as a result of the partial exercise of the underwriters’ overallotment option for additional proceeds of $1.0 million, net of the underwriting discount. The Company plans to use the proceeds from this offering for its operations.

Business

We design, develop and sell exoskeleton technology that has applications in healthcare and industrial markets. Our wearable exoskeletons are worn over clothing and are mechanically controlled by a trained operator to augment human strength, endurance and mobility.

Our exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to rehabilitate and to walk again; and (b) allow industrial workers to perform heavy duty work for extended periods.

In the U.S. there are about 5.9 million stroke and SCI rehabilitation sessions conducted on about 680,000 stroke and SCI patients at 16,900 facilities. Globally, there are an estimated 50,000 rehabilitation facilities. Our long-term goal is to have one million persons stand and walk in wearable exoskeletons for rehabilitation or personal mobility use by February 2022.

The first step to achieving our goal is for us to focus on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States and Europe. Ekso Bionics began that effort with the February 2012 sale of Ekso, an exoskeleton for spinal cord injury (“SCI”) rehabilitation. We expanded that effort with the launch of our VariableAssist software. VariableAssist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. Next we introduced Ekso GT which builds on the experience of Ekso and VariableAssist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and related neurological patients.

This year, we are continuing progress toward our goal with the roll out of our latest breakthrough innovation SmartAssist software. SmartAssist can aid in promoting early mobility by training patients (PreGait) to walk in an exoskeleton, which should expand access to care to more patients. SmartAssist software also includes next generation VariableAssist technology that provides more freedom for healthcare providers to allow patients to power themselves (FreeGait) in the most appropriate ways possible.

Also, beginning this year we have strengthened our competitive position as an exoskeleton manufacturer in medical rehabilitation by introducing a cloud-based software platform named EksoPulse Analytics, which gathers and transmits statistics and device information in real time during Ekso walking sessions. This feature enables more thorough patient care while reducing manual data entry. It also enables us to provide a higher level of service through early identification and thorough reporting of device errors, saving customers the time and expense of unnecessary on-site visits.

In parallel to the development and early commercialization of medical exoskeletons, we have begun to work on the commercialization of exoskeletons for able-bodied users, specifically for industrial and construction applications.

The U.S. spends over $21 billion per year on workplace related injuries. Our long-term goal is to build industrial products to significantly improve workforce productivity while dramatically reducing workplace related injuries and keeping workers healthy, strong, and safe. We took our first step toward this goal last year with the introduction of the EksoZeroG. EksoZeroG is a mobile arm mounted on an aerial work platform or scaffold that makes heavy tools feel weightless and enables workers to be more productive and safer.

In order to build the exoskeleton industry and solidify Ekso Bionics’ position as the industry leader, we will continue to act quickly and decisively with strong conviction and resolve. Our long-term goals of leadership in rehabilitation and industrial will require rapid innovation in areas where we already have strong experience, as well as parallel technologies that will enhance or accelerate our business.

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

Revenue and Cost of Revenue

We recognize revenue when the four basic criteria of revenue recognition are met:

•	Persuasive evidence of an arrangement exists. Customer contracts and purchase orders are generally used to determine the existence of an arrangement.

•	The transfer of technology or products has been completed or services have been rendered. Evidence of shipment or customer acceptance, when applicable, is used to verify delivery.

•	The sales price is fixed or determinable. We assess whether the cost is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•	Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis as well as the customer’s payment history.

When collaboration, other research arrangements, and product sales include multiple-element revenue arrangements, we account for these transactions by determining the elements, or deliverables, included in the arrangement and determining which deliverables are separable for accounting purposes. We consider delivered items to be separable if the delivered item(s) have stand-alone value to the customer and delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.

Medical Device Revenue and Cost of Revenue

The Company builds medical device robotic exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor, and overhead in connection with the manufacture and assembly of these units.

When the Company brought its first version medical device to market in 2012, the Company could not be certain as to the costs it would incur to support, maintain, service and upgrade these early stage devices. Primarily for this reason, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, the amount of the arrangements were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to bifurcate its sales transactions into two separate units of accounting: (1) the device, associated software, original manufacturer warranty and training, if required, and (2) extended support and maintenance. As a result, in the first quarter of 2016, the Company began to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices is recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6.5 million and associated cost of revenue of $4.2 million, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2.4 million, or $0.13 per share, in its results of operations for the year ended December 31, 2016. In addition, the Company recorded $0.2 million for warranty expenses and a one-time charge of $0.9 million for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same time period.

Industrial Sales Revenue and Cost of Revenue

The Company builds industrial exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor, and overhead in connection with the manufacture and assembly of these units. No right of return exists on sales of industrial exoskeletons. We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is deferred and not recognized until collectability is probable or payment is received.  Typically, where product is produced and sold in the same country, title and risk of ownership transfer when the product is shipped.  Products that are exported from a country for sale typically pass title and risk of ownership at the border of the destination country.

Engineering Services Revenue and Cost of Revenue

Collaborative arrangements typically consist of cost reimbursements for specific engineering and development spending, and future product royalty payments. Cost reimbursements for engineering and development spending are recognized as the related project labor hours are incurred in relation to all labor hours. Amounts received in advance are recorded as deferred revenue until the technology is transferred, services are rendered, or milestones are reached. Product royalty payments are recorded when earned under the arrangement.

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

Inventories, net

Inventories are recorded at the lower of cost or market value. Cost is principally determined using the average cost method. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories are recorded as inventory impairment charges to the consolidated statement of operations.

Stock-based Compensation

We measure stock-based compensation expense for all stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model and recognize the fair value on a straight-line basis over the requisite service periods of the awards. Stock-based awards made to non-employees are measured and recognized based on the estimated fair value on the vesting date and re-measured at each reporting date.

Our determination of the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because there is insufficient information available to estimate the expected term of the stock-based awards, we adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

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

Convertible Instruments

We account for hybrid contracts that feature conversion options in accordance with generally accepted accounting principles in the United States. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

We account for convertible instruments when we have determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Alternatively, we account for convertible instruments when we have determined that the embedded conversion options should be bifurcated from their host instruments in accordance with ASC 815.  Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

For warrants where there is a possibility that we may have to settle the warrants in cash, we estimate the fair value of the issued warrants as a liability at each reporting date and record changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice model (“Lattice”) and the Black-Scholes Option Pricing model. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. The Black-Scholes Model requires inputs, such as the expected term of the warrants, expected volatility and risk-free interest rate. These values are subject to a significant degree of judgment on our part. The Company’s common stock price represents a significant input that affects the valuation of the warrants.

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

Contingent consideration, if any, is recorded at the acquisition date based upon the estimated fair value of the contingent payments. The fair value of the contingent consideration is re-measured each reporting period with any adjustments in fair value being recognized in our consolidated statement of operations and comprehensive loss.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

Going Concern

We assess our ability to continue as a going concern at every interim and annual period in accordance with ASC 205-40. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The ability to meet our obligations as they come due and the attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We evaluate whether it is probable that our plans to mitigate those conditions will alleviate that substantial doubt at every interim and annual period and disclose the conditions giving rise to substantial doubt and the results of our evaluation.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015 (dollars in thousands):

	Years ended December 31,
	2016	2015	Change	% Change
Revenue:
Device and related	$13,334	$4,252	$9,082	214%
Engineering services	887	4,409	(3,522)	-80%
Total revenue	14,221	8,661	5,560	64%

Cost of revenue:
Device and related	10,715	3,926	6,789	173%
Engineering services	559	3,556	(2,997)	-84%
Total cost of revenue	11,274	7,482	3,792	51%

Gross profit	2,947	1,179	1,768	150%

Operating expenses:
Sales and marketing	10,997	9,258	1,739	19%
Research and development	8,879	6,480	2,399	37%
General and administrative	10,853	7,002	3,851	55%
Change in fair value, contingent consideration	(196)	-	(196)	100%
Total operating expenses	30,533	22,740	7,793	34%

Loss from operations	(27,586)	(21,561)	(6,025)	28%

Other income (expense):
Interest expense	(16)	(13)	(3)	23%
Warrant issuance expense	-	(487)	(487)	-100%
Gain on warrant liability	4,286	2,505	1,781	71%
Interest income	12	11	1	9%
Other expense, net	(166)	(45)	(121)	269%
Total other income (expense), net	4,116	1,971	2,145	109%

Net loss	(23,470)	(19,590)	(3,880)	20%

Less: Preferred deemed dividend	10,345	4,655	5,690	122%
Net loss applicable to common shareholders	$(33,815)	$(24,245)	$(9,570)	39%

Revenue

Device and related revenue was $13.3 million for the year ended December 31, 2016. Contributing to this revenue was $6.5 million of previously deferred revenue that was recognized as a result of a change of an accounting estimate related to revenue recognition. Revenue also includes $4.7 million of revenue derived from medical device sales during the period, $0.9 million of medical device service revenues, and $1.2 million of industrial sales revenue. Device and related revenue was $4.3 million for the year ended December 31, 2015. This amount includes $3.6 million derived from current and prior year sales that was amortized on a straight-line basis during the period and $0.7 million of medical device service revenue. See Note 2 in the notes to our consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition for a discussion on the Company’s 2016 change in an accounting estimate related to revenue recognition.

Engineering service revenue was $0.9 million for the year ended December 31, 2016 compared to $4.4 million for the same period in the prior year. This result reflects the strategic decision earlier in the year to shift our engineering resources away from billable engineering services to the Company’s internal development efforts both for our next generation home/wellness device and for able-bodied industrial offerings.

Gross Profit

Gross profit for the year ended December 31, 2016 was $2.9 million, of which $2.6 million was attributable to device and related revenue. Medical device gross profit was $2.3 million, industrial gross profit was $0.3 million and engineering services gross profit was $0.3 million. The medical gross profit includes $1.2 million related to the change in accounting estimate, made up of $2.4 million for shipments made prior to January 1, 2016 which is offset by $0.9 million of maintenance and $0.2 million of warranty expenses, both of which relate to devices sold prior to 2016. Gross profit for the year ended December 31, 2015 was $1.2 million. This amount includes $0.3 million related to medical device sales and $0.9 million for engineering services. See Note 2 in the notes to our consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition.

Operating Expenses

Sales and marketing expenses increased $1.7 million, or 19%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase includes $1.0 million related to our industrial business, comprised of $0.2 million in travel, tradeshows and user trials and $0.7 million in employee compensation expense. The increase also includes $0.7 million related to our medical device business, which was primarily driven by the use of consultants for clinical studies, reimbursement and marketing.

Research and development expenses increased $2.4 million, or 37%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase includes $1.2 million related to our industrial business, which was primarily driven by a reallocation and increase in headcount. The increase also includes $1.2 million related to the aforementioned shift of resources from engineering services to internal medical device development efforts.

General and administrative expenses increased $3.9 million, or 55%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily driven by an increase of $2.4 million in employee compensation expense, which included a non-cash stock-based compensation expense increase of $1.1 million, one-time severance expense of $0.3 million and an increase in regulatory compliance personnel of $0.3 million. Stock-based compensation expense included a one-time $0.8 million non-cash charge related to the modification of stock options previously granted to our former Chief Executive Officer. Depreciation and amortization expenses in general and administrative expenses increased $0.6 million, primarily related to acquiring assets from Equipois in December 2015. A decrease in absorption of direct and indirect operating costs in inventory in 2016 as compared to 2015 also contributed $0.6 million to the increase in general and administrative expenses.

Change in fair value, contingent consideration reflects a non-cash gain of $0.2 million during the year ended December 31, 2016, with no comparable amount in the prior period. This gain reflects the difference in the amount payable under our agreement with Equipois with respect to 2016 supply and sales earn-outs, based on the target achievement, and the consideration transferred, due to a difference between our stock price and the price floor of $7.00 specified in the Equipois Asset Purchase Agreement. The contingent consideration for the first earn-out period will be paid in the first quarter of 2017.

Other Income (Expense), Net

Other income (expense), net reflects a change of $2.1 million, or 109%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Due to a decrease in our per share stock price and the removal of the anti-dilution rights related to the 2015 Warrants, the warrant liability was reduced by $4.3 million, resulting in a non-cash gain. The 2015 results reflect a similar change in fair value of the warrant liability, related to the warrants issued in December of 2015, due to a decrease in our stock price from the transaction date to December 31, 2015. See Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – 2015 Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

Preferred Deemed Dividend

On December 23, 2015, the Company entered into an agreement to sell 15,000 shares of Series A convertible preferred stock. Because the preferred shares were in-the-money on the date of issuance, the Company recognized a beneficial conversion feature of $3.3 million that was recorded as a non-cash preferred deemed dividend. In December 2015, 1,737 shares of Preferred Shares were converted into 245,715 shares of common stock resulting in an additional $1.4 million non-cash preferred deemed dividend that related to the accretion of the discount associated with the warrants and stock issuance costs. Total preferred deemed dividends for the year ended December 31, 2015, were $4.7 million. During the year ended December 31, 2016, the remaining 13,263 shares of convertible preferred stock were converted to 2,309,531 shares of common stock. The conversions resulted in the recognition of additional non-cash preferred stock dividends of $10.3 million. See Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – Convertible Preferred Stock for additional information.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014 (dollars in thousands):

	Years ended December 31,
	2015	2014	Change	% Change
Revenue:
Device and related	$4,252	$2,924	$1,328	45%
Engineering services	4,409	2,403	2,006	83%
Total revenue	8,661	5,327	3,334	63%

Cost of revenue:
Device and related	3,926	2,048	1,878	92%
Engineering services	3,556	1,720	1,836	107%
Total cost of revenue	7,482	3,768	3,714	99%

Gross profit	1,179	1,559	(380)	-24%

Operating expenses:
Sales and marketing	9,258	7,085	2,173	31%
Research and development	6,480	3,868	2,612	68%
General and administrative	7,002	7,400	(398)	-5%
Total operating expenses	22,740	18,353	4,387	24%

Loss from operations	(21,561)	(16,794)	(4,767)	28%

Other income (expense):
Interest expense	(13)	(435)	422	-97%
Warrant issuance expense	(487)	-	(487)	100%
Gain (loss) on warrant liability	2,505	(16,485)	18,990	-115%
Interest income	11	6	5	83%
Other expense, net	(45)	(61)	16	-26%
Total other income (expense), net	1,971	(16,975)	18,946	-112%

Net loss	(19,590)	(33,769)	14,179	-42%

Less: Preferred deemed dividend	4,655	-	4,655	100%
Net loss applicable to common shareholders	$(24,245)	$(33,769)	$9,524	-28%

Revenue

Device and related revenue increased $1.3 million, or 45%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a 50% increase in the recognition of revenue resulting from the amortization of deferred revenue associated with medical device sales. Device and related revenue of $4.3 million for the year ended December 31, 2015, includes $3.6 million derived from current and prior year sales that was amortized on a straight-line basis during the period and $0.7 million of medical device service revenue. Device and related revenue of $2.9 million for the year ended December 31, 2014, includes $2.5 million derived from current and prior year sales that was amortized on a straight-line basis during the period and $0.4 million of medical device service revenue.

Engineering services revenue increased $2.0 million, or 83%, primarily due to an overall increase in revenue generating projects.

Gross Profit

Gross profit decreased $0.4 million, or 24%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a decrease in our device related gross profit of $0.6 million, or 63%. This decrease in our device related gross profit primarily relates to an increase in service costs of $1.2 million as a result of an accelerated maintenance program, field corrections, and the implementation of technological improvements developed subsequent to units being placed into service. We recognize service costs on an as-incurred basis, which exceeded the increase in associated revenue during 2015 compared to 2014 of $0.2 million. We continue to evaluate this level of increased expenses associated with fleet enhancements and expect these costs to increase in 2016. Gross profit for our engineering services increased $0.2 million, or 25%, primarily driven by a better balance of higher margin projects in 2015 compared to 2014.

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

Research and development expenses increased $2.6 million, or 68%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. We experienced a $1.7 million increase in employee compensation expense, which included a non-cash stock-based compensation increase of $0.2 million, as a result of an increase in employee headcount. During 2015, our industrial business contributed an additional $1.0 million to research and development expense.

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

Other Income (Expense), Net

Other income (expense), net reflects a change of $19.0 million, or 112%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The 2015 results reflect the effect of the December 2015 issuance of warrants to purchase 2.1 million shares of common stock in conjunction with our issuance of 15,000 shares of Series A convertible preferred stock. The warrants were initially valued at $11.7 million and a warrant liability was recorded. Due to a decrease in our per share stock price from the transaction date to December 31, 2015, the warrant liability was reduced by $2.5 million, resulting in a non-cash gain. The results for 2014 reflect the issuance of warrants during the Merger and subsequent PPO, which due to an anti-dilutive feature of the warrants then in effect, resulted in a non-cash charge of $16.5 million. See Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

Preferred Deemed Dividend

On December 23, 2015, the Company entered into an agreement to sell 15,000 shares of Series A Convertible Preferred Stock and warrants to purchase 2.1 million shares of the Company’s common stock, for cash of $13.7 million, net of issuance cost, of which $0.2 million was paid in 2016. Because the Preferred Shares were in-the-money on the date of issuance, the Company recognized a beneficial conversion feature of $3.3 million that was recorded as a non-cash preferred deemed dividend. In December 2015, 1,737 of the Preferred Shares were converted into 245,715 shares of common stock resulting in an additional $1.4 million non-cash preferred deemed dividend that related to the accretion of the discount associated with the warrants and stock issuance costs. Total preferred deemed dividends for the year were $4.7 million. See Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – Convertible Preferred Stock for additional information.

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

Cash and Working Capital

Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. We have incurred net losses of $23.5 million, $19.6 million, and $33.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. In addition, our operating activities have used $25.0 million, $18.3 million, and $15.0 million in cash for the years ended December 31, 2016, 2015, and 2014, respectively.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of December 31, 2016, we had an accumulated deficit of $114.9 million.

Cash on hand at December 31, 2016 was $16.8 million, compared to $19.6 million at December 31, 2015. As noted in Note 9 in the notes to our consolidated financial statements under the caption Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of January 31, 2017, the most recent determination of this restriction, $6.0 million of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering cash such restriction, effective unrestricted cash as of December 31, 2016 is estimated to be $10.8 million. Based on current forecasted amounts, our on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the third quarter of 2017. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2016	2015	2014

Cash, beginning of period	$19,552	$25,190	$805
Net cash used in operating activities	(24,997)	(18,269)	(15,007)
Net cash used in investing activities	(1,096)	(1,492)	(1,487)
Net cash provided by financing activities	23,307	14,124	40,879
Effect of exchange rate changes on cash	80	(1)	-
Cash, end of period	$16,846	$19,552	$25,190

Net Cash Used in Operating Activities

Net cash used in operations during the year ended December 31, 2016 was driven by our $23.5 million net loss, partially offset by $0.5 million of non-cash charges. Non-cash charges of $1.9 million related to depreciation and amortization and $3.1 million related to stock-based compensation expense were offset by non-cash gains of $4.3 million from the revaluation of warrants issued in December of 2015 and $0.2 million from the revaluation of the Equipois contingent consideration liability.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $1.1 million, $1.5 million, and $1.5 million during the years ended December 31, 2016, 2015, and 2014, respectively, was to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations and loaned to current customers.

Net Cash Provided by Financing Activities

The net cash provided by financing activities of $23.3 million during the year ended December 31, 2016 primarily consisted of net proceeds of $14.7 million from the issuance of common stock, $1.8 million from the exercise of warrants, and $6.9 million from the issuance of long-term debt.

Net cash provided by financing activities of $14.1 million during the year ended December 31, 2015 included a net $13.9 million from the December 2015 issuance of 15,000 Preferred Shares and Warrants to purchase 2.1 million shares of common stock.

Net cash provided by financing activities of $40.9 million during the year ended December 31, 2014 included a net $22.0 million from the private placement offering in January and February 2014 and $21.4 million from the exercise of warrants in November 2014. The proceeds from the 2014 private placement offering were in turn used to retire $2.6 million of outstanding debt.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2016, we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2016.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years	4-5 Years	After 5 Years
Term loan	$8,345	$397	$7,508	$440	$-
Facility operating leases	2,552	461	1,481	610	-
Capital lease	136	40	96	-	-
Leasehold improvement loan	20	20	-	-	-
Total	$11,053	$918	$9,085	$1,050	$-

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

Recent Accounting Pronouncements

See Note 2 in the notes to our consolidated financial statements under the caption Recent Accounting Pronouncements for a discussion of new accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We report our financial results in U.S. dollars; however we conduct business in foreign countries. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. subsidiaries at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying condensed consolidated financial statements as a component of stockholders’ equity.

We generate a portion of our revenue and collect receivables in foreign currencies outside of the U.S. and, as such, we have foreign currency exposure. Currently, we sell our products mainly in United States dollars, Euros, and British Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies can result in exchange gains and losses which may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2016, sales denominated in foreign currencies were approximately 11% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.2 million decrease to billed revenues for 2016.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our term loan. The variable interest rate related to our long-term debt is charged at a floating rate based on a U.S. 30 day London Interbank Offered Rate (“LIBOR”) plus 5.41%.  A hypothetical 10% change in the LIBOR rate would have an immaterial impact on our annualized interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ekso Bionics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ekso Bionics Holdings, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ekso Bionics Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California

March 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ekso Bionics Holdings, Inc.

We have audited Ekso Bionics Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ekso Bionics Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ekso Bionics Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 14, 2017 expressed an unqualified opinion and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/ OUM & CO. LLP

San Francisco, California

March 14, 2017

Ekso Bionics Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2016	2015

Assets
Current assets:
Cash	$16,846	$19,552
Accounts receivable, net of allowances of $107 and $93, respectively	1,780	2,069
Inventories, net	1,556	1,056
Prepaid expenses and other current assets	502	436
Deferred cost of revenue, current	-	2,088
Total current assets	20,684	25,201
Property and equipment, net	2,435	2,625
Deferred cost of revenue	-	2,502
Intangible assets, net	1,026	1,584
Goodwill	189	189
Other assets	91	97
Total assets	$24,425	$32,198

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,879	$2,694
Accrued liabilities	3,556	1,885
Deferred revenues, current	825	3,960
Capital lease obligation, current	54	80
Total current liabilities	6,314	8,619
Deferred revenues	805	4,613
Note payable, net	6,789	-
Warrant liability	3,546	9,195
Contingent consideration liability	217	768
Contingent success fee liability	116	-
Other non-current liabilities	107	195
Total liabilities	17,894	23,390
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none and 13 issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Common stock, $0.001 par value; 71,429 shares authorized; 21,894 and 15,027, shares issued and outstanding at December 31, 2016 and 2015, respectively	22	15
Additional paid-in capital	121,291	100,185
Accumulated other comprehensive income (loss)	79	(1)
Accumulated deficit	(114,861)	(91,391)
Total stockholders' equity	6,531	8,808
Total liabilities and stockholders' equity	$24,425	$32,198

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years ended December 31,
	2016	2015	2014
Revenue:
Device and related	$13,334	$4,252	$2,924
Engineering services	887	4,409	2,403
Total revenue	14,221	8,661	5,327

Cost of revenue:
Device and related	10,715	3,926	2,048
Engineering services	559	3,556	1,720
Total cost of revenue	11,274	7,482	3,768

Gross profit	2,947	1,179	1,559

Operating expenses:
Sales and marketing	10,997	9,258	7,085
Research and development	8,879	6,480	3,868
General and administrative	10,853	7,002	7,400
Change in fair value, contingent consideration	(196)	-	-
Total operating expenses	30,533	22,740	18,353

Loss from operations	(27,586)	(21,561)	(16,794)

Other income (expense), net:
Interest expense	(16)	(13)	(435)
Warrant issuance expense	-	(487)	-
Gain (loss) on warrant liability	4,286	2,505	(16,485)
Interest income	12	11	6
Other expense, net	(166)	(45)	(61)
Total other income (expense), net	4,116	1,971	(16,975)

Net loss	(23,470)	(19,590)	(33,769)

Less: Preferred deemed dividend	10,345	4,655	-
Net loss applicable to common shareholders	(33,815)	(24,245)	(33,769)
Foreign currency translation adjustments	80	(1)	-
Comprehensive loss applicable to common shareholders	$(33,735)	$(24,246)	$(33,769)

Basic net loss per share applicable to common shareholders	$(1.87)	$(1.66)	$(3.02)
Diluted net loss per share applicable to common shareholders	$(2.05)	$(1.83)	$(3.02)
Weighted average number of shares outstanding, basic	18,126	14,606	11,181
Weighted average number of shares outstanding, diluted	18,622	14,609	11,181

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2013 (See Note 3)	25,924	$27,324	3,016	$3	$1,656	$-	$(38,032)	$(36,373)
Issuance of common stock upon exercise of options			13	-	2	-	-	2
Fair value of warrant liability transferred to equity upon net exercise	767			-	282	-	-	282
Conversion of preferred stock	(26,691)	(27,324)	3,813	4	27,320	-	-	27,324
Balance at January 15, 2014 before Merger and PPO	-	-	6,842	7	29,260	-	(38,032)	(8,765)
PPO shares issued for cash	-	-	3,614	4	25,296	-	-	25,300
PPO shares issued upon conversion of 2013 Bridge Notes	-	-	714	1	5,081	-	-	5,082
Shares issued to consultant in PPO			36	-	-	-	-	-
Fair value of warrant obligation transferred to equity	-	-	-	-	96	-	-	96
Unamortized debt discounts transferred to equity	-	-	-	-	(947)	-	-	(947)
Offering costs of PPO shares	-	-	-	-	(3,339)	-	-	(3,339)
Issuance of common stock warrants at fair value	-	-	-	-	(10,614)	-	-	(10,614)
Balance at January 15, 2014 after Merger and PPO	-	-	11,206	12	44,833	-	(38,032)	6,813
Issuance of common stock from exercise of warrants	-	-	3,269	3	21,409	-	-	21,412
Fair value of warrant anti-dilution feature transferred to equity	-	-	-	-	27,099	-	-	27,099
Issuance of common stock upon exercise of stock options	-	-	42	-	102	-	-	102
Stock-based compensation expense	-	-	-	-	1,143	-	-	1,143
Net loss	-	-	-	-	-	-	(33,769)	(33,769)
Balance at December 31, 2014	-	-	14,517	15	94,586	-	(71,801)	22,800
Issuance of Series A convertible preferred stock, net of issuance costs of $779	15	-	-	-	14,218	-	-	14,218
Allocation of proceeds from Series A preferred stock to warrant liability	-	-	-	-	(11,700)	-	-	(11,700)
Beneficial conversion feature on Series A preferred stock	-	-	-	-	3,300	-	-	3,300
Conversion of Series A convertible preferred stock to common stock and accretion of Series A convertible preferred stock discount	(2)	-	246	-	1,356	-	-	1,356
Deemed dividend on Series A convertible preferred stock	-	-	-	-	(4,655)	-	-	(4,655)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Issuance of common stock for assets acquired from Equipois	-	-	112	-	1,071	-	-	1,071
Issuance of common stock upon exercise of warrants	-	-	7	-	53	-	-	53
Issuance of common stock upon exercise of stock options	-	-	145	-	225	-	-	225
Stock-based compensation expense	-	-	-	-	1,731	-	-	1,731
Net loss	-	-	-	-	-	-	(19,590)	(19,590)
Foreign currency translation adjustments	-	-	-	-	-	(1)	-	(1)
Balance at December 31, 2015	13	-	15,027	15	100,185	(1)	(91,391)	8,808
Shares issued as a result of rounding due to reverse-stock split	-	-	8	-	-	-	-	-
Issuance of common stock, net of underwriting discount & issuance costs of $1,373	-	-	4,017	4	14,690	-	-	14,694
Conversion of Series A convertible preferred stock to common stock and accretion of Series A convertible preferred stock discount	(13)	-	2,310	3	10,342	-	-	10,345
Deemed dividend on Series A convertible preferred stock	-	-	-	-	(10,345)	-	-	(10,345)
Issuance of common stock upon exercise of warrants	-	-	488	-	3,188	-	-	3,188
Issuance of common stock upon exercise of stock options	-	-	44	-	110	-	-	110
Stock-based compensation expense	-	-	-	-	3,121	-	-	3,121
Net loss	-	-	-	-	-	-	(23,470)	(23,470)
Foreign currency translation adjustments	-	-	-	-	-	80	-	80
Balance at December 31 , 2016	-	$-	21,894	$22	$121,291	$79	$(114,861)	$6,531

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statement of Cash Flows
(In thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(23,470)	$(19,590)	$(33,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,855	933	745
Inventory allowance expense	30	34	(36)
Amortization of deferred rent	(36)	(37)	(36)
Amortization of debt discounts	-	-	208
Finance cost attributable to issuance of warrants	-	487	-
Interest expense accrued to convertible notes	-	-	20
Interest income added to note receivable from stockholder	-	-	3
Change in fair value of contingent consideration liability	(196)	-
Stock-based compensation expense	3,121	1,731	1,143
Change in fair value of warrant liability	(4,286)	(2,505)	16,485
Unrealized loss on foreign currency transactions	135	-	-
Changes in operating assets and liabilities
Accounts receivable	154	(520)	(1,000)
Inventories	(541)	(200)	354
Prepaid expense and other assets current and noncurrent	(60)	(91)	(36)
Deferred cost of revenue	4,590	(1,022)	(1,995)
Accounts payable	(818)	1,738	(716)
Accrued liabilities	1,468	(493)	944
Deferred revenues	(6,943)	1,266	2,679
Net cash used in operating activities	(24,997)	(18,269)	(15,007)
Investing activities
Acquisition of property and equipment, net	(1,096)	(1,492)	(1,487)
Net cash used in investing activities	(1,096)	(1,492)	(1,487)
Financing activities
Principal payments on notes payable	(79)	(60)	(2,596)
Fees paid related to 2015 issuance of convertible preferred stock	(173)	-	-
Proceeds from issuance of common stock, net	14,694	-	21,961
Proceeds from issuance of convertible preferred stock and warrants, net	-	13,906	-
Proceeds from exercise of stock options	110	225	102
Proceeds from exercise of common stock warrants	1,825	53	21,412
Proceeds from issuance of long-term debt, net of financing costs	6,930	-	-
Net cash provided by financing activities	23,307	14,124	40,879
Effect of exchange rate changes on cash	80	(1)	-
Net (decrease) increase in cash	(2,706)	(5,638)	24,385
Cash at beginning of the period	19,552	25,190	805
Cash at end of the period	$16,846	$19,552	$25,190

Supplemental disclosure of cash flow activities
Cash paid for interest	$16	$12	$138
Cash paid for income taxes	$33	$5	$38

Supplemental disclosure of non-cash activities
Acquisition of property and equipment with capital lease	$-	$166	$-
Transfer of property and equipment to inventory	$11	$-	$-
Contingent success fee liability for term loan	$116	$-	$-
Preferred deemed dividend to common shareholders in connection with anti-dilution feature associated with issuance of Series A preferred warrants	$10,345	$4,655	$-
Issuance of Series A preferred stock warrants	$-	$11,700	$-
Acquisition of Equipois assets with common stock and contingent consideration liability	$-	$1,839	$-
Conversion of bridge loan to common stock	$-	$-	$5,082
Conversion of convertible preferred stock to common stock	$3	$-	$27,324
Conversion of preferred stock warrants to common stock warrants	$-	$-	$282
Reclassification of warrant liability to equity upon exercise of warrants	$1,363	$-	$27,099

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1. Organization

Description of Business

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. named Ekso Acquisition Corp. merged with and into Ekso Bionics, Inc. (the “Merger”). Ekso Bionics, Inc. was the surviving corporation and became a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. As a result of this transaction, Ekso Bionics Holdings, Inc. discontinued its pre-merger operations, acquired the business of Ekso Bionics, Inc. and continues the operations of Ekso Bionics, Inc. as a publicly traded company. See Note 3, 2014 Merger, Offering and Other Related Transactions. Ekso Bionics, Inc. was incorporated in January 2005 in the State of Delaware.

As used in these notes to the consolidated financial statements, the term “the Company” refers to Ekso Bionics Holdings, Inc. formerly known as PN Med Group, Inc., and its wholly-owned subsidiaries, including Ekso Bionics, Inc. after giving effect to the Merger; the term “Holdings” refers to the business of Ekso Bionics Holdings, Inc. prior to the Merger, and the term “Ekso Bionics” refers to Ekso Bionics, Inc. prior to the Merger. Unless otherwise indicated, all dollar and share amounts included in these notes to the consolidated financial statements are in thousands.

The Company designs, develops, and sells exoskeletons that augment human strength, endurance and mobility. The Company’s exoskeletons have applications in health care, industrial, military, and consumer markets.

Liquidity and Going Concern

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of December 31, 2016, the Company had an accumulated deficit of $114,861.

Cash on hand at December 31, 2016 was $16,846, compared to $19,552 at December 31, 2015. For the year ended December 31, 2016, the Company used $24,972 of cash in operations compared to $18,269 for the year ended December 31, 2015. As noted in Note 9, Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of January 31, 2017, the most recent determination of this restriction, $6,026 of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering cash such restriction, effective unrestricted cash as of December 31, 2016 is estimated to be $10,820. Based on current forecasted amounts, our on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the third quarter of 2017. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to conform to the current period’s presentation. All common share and per share amounts have been adjusted to reflect the one-for-seven reverse stock split completed on May 4, 2016. See Note 13, Capitalization and Equity Structure – Reverse Stock Split.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Where the U.S. dollar is the functional currency, re-measurement adjustments are recorded in other comprehensive income (loss), net in the accompanying consolidated statements of operations and comprehensive loss.

Gains and losses realized from transactions, including related party balances not considered permanent investments, that are denominated in currencies other than an entity’s functional currency are included in other expense, net in the accompanying consolidated statements of operations and comprehensive loss.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) reported on our consolidated balance sheets consists of foreign currency translation adjustments.

The change in accumulated other comprehensive income (loss) presented on the consolidated balance sheets for the year ended December 31, 2016, is reflected in the table below net of tax:

Foreign
Currency
Translation
Balance at December 31, 2015	$(1)
Other comprehensive loss before reclassification	80
Amounts reclassified from accumulated other comprehensive income (loss)	-
Net current period other comprehensive income	80
Balance at December 31, 2016	$79

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash is deposited in bank accounts with the Company’s primary cash management bank. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings. The Company did not have any cash equivalents or investments in money market funds as of December 31, 2016 and 2015.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for credit losses, as needed. The Company has not experienced material losses related to accounts receivable during the years ended December 31, 2016 and December 31, 2015. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign contracts.

At December 31, 2016, the Company had three customers with accounts receivable balances totaling 10% or more of the Company’s total accounts receivable (18%, 16% and 11%) compared with one customer at December 31, 2015 (10%) and two customers at December 31, 2014 (22% and 11%).

For the year ended December 31, 2016, the Company had no customers with billed revenue of 10% or more of the Company’s total customer revenue, compared with one customer for the year ended December 31, 2015 (33%) and one customer for the year ended December 31, 2014 (12%).

Inventories, net

Inventories are recorded at the lower of cost or market value. Cost is principally determined using the average cost method. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to thirteen years. Leasehold improvements are amortized over the shorter of the estimated useful life of ten years or the related term of the lease.

The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation or amortization are removed from the accompanying consolidated balance sheets, with any gain or loss reflected in the accompanying consolidated statements of operations and comprehensive loss. The Company has evaluated its lease obligations and does not have any material asset retirement obligations.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment or intangible assets were impaired as of December 31, 2016 and 2015. Accordingly, no impairment loss has been recognized in the years ended December 31, 2016, 2015, and 2014.

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. We perform impairment tests using a fair value approach when necessary. None of the Company’s goodwill was impaired as of December 31, 2016 and 2015. Accordingly, no impairment loss has been recognized in the years ended December 31, 2016, 2015, and 2014. For further discussion of goodwill, see Note 4 Equipois Acquisition.

Convertible Instruments

We account for hybrid contracts that feature conversion options in accordance with generally accepted accounting principles in the United States. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settleable with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor's S&P 500 Index and settleable with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Warrants Issued in Connection with Financings

We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash.

For warrants where there is a possibility that we may have to settle the warrants in cash, we estimate the fair value of the issued warrants as a liability at each reporting date and record changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice model (“Lattice”) and the Black-Scholes Option Pricing model. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. The Black-Scholes Model requires inputs, such as the expected term of the warrants, expected volatility and risk-free interest rate. These values are subject to a significant degree of judgment on our part. The Company’s common stock price represents a significant input that affects the valuation of the warrants.

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

Contingent consideration, if any, is recorded at the acquisition date based upon the estimated fair value of the contingent payments. The fair value of the contingent consideration is re-measured each reporting period with any adjustments in fair value being recognized in loss from operations.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

Going Concern

We assess our ability to continue as a going concern at every interim and annual period in accordance with ASC 205-40. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The ability to meet our obligations as they come due and the attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We evaluate whether it is probable that our plans to mitigate those conditions will alleviate that substantial doubt at every interim and annual period and disclose the conditions giving rise to substantial doubt and the results of our evaluation.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Deferred Rent

Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis over the life of the lease.

Revenue and Cost of Revenue Recognition

The Company recognizes revenue when the four basic criteria of revenue recognition are met:

•	Persuasive evidence of an arrangement exists. Customer contracts and purchase orders are generally used to determine the existence of an arrangement.

•	The transfer of technology or products has been completed or services have been rendered. Evidence of shipment or customer acceptance, when applicable, is used to verify delivery.

•	The sales price is fixed or determinable. The Company assesses whether the cost is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•	Collectability is reasonably assured. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis as well as the customer’s payment history.

When collaboration, other research arrangements, and product sales include multiple-element revenue arrangements, we account for these transactions by determining the elements, or deliverables, included in the arrangement and determining which deliverables are separable for accounting purposes. We consider delivered items to be separable if the delivered item(s) have stand-alone value to the customer and delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.

Medical Device Revenue and Cost of Revenue Recognition

The Company builds medical device robotic exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor and overhead in connection with manufacture and assembly of these units.

When the Company brought its first version medical device to market in 2012, the Company could not be certain as to the costs it would incur to support, maintain, service, and upgrade these early stage devices. Primarily for this reason, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, the amount of the arrangements were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to separate its multiple element arrangements into two distinct units of accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. As a result, in the first quarter of 2016, the Company began to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices is recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358, or $0.13 per share, in its results of operations for the year ended December 31, 2016.  In addition, the Company recorded $212 for warranty expenses and a one-time charge of $911 for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same time period.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Industrial Sales Revenue and Cost of Revenue

The Company builds industrial exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor, and overhead in connection with the manufacture and assembly of these units. No right of return exists on sales of industrial exoskeletons. We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is deferred and not recognized until collectability is probable or payment is received.  Typically, where product is produced and sold in the same country, title and risk of ownership transfer when the product is shipped.  Products that are exported from a country for sale typically pass title and risk of ownership at the border of the destination country. Because our industrial products are produced in the U.S., title and risk of ownership generally transfer when the product is shipped, if shipped to a customer in the U.S. If we sell products to customers outside the U.S., title and risk of ownership is generally transferred at the border of the destination country.

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

Deferred revenues and deferred cost of revenues consisted of the following:

	December 31,
	2016	2015
Customer deposits and advances	$47	$48
Deferred medical device revenues	-	7,388
Deferred rental income	60	71
Deferred extended maintenance and support	1,523	1,066
Total deferred revenues	1,630	8,573
Less current portion	(825)	(3,960)
Deferred revenues, non-current	$805	$4,613

Deferred medical device unit costs	$-	$4,590
Less current portion	-	(2,088)
Deferred cost of revenue, non-current	$-	$2,502

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

Advertising Costs

Advertising costs are recorded in sales and marketing expense as incurred. Advertising expense was $104, $25, and $1 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model and recognizes the fair value on a straight-line basis over the requisite service periods of the awards. Stock-based awards made to non-employees are measured and recognized based on the estimated fair value on the vesting date and are re-measured at each reporting period.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company’s determination of the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because there is insufficient information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

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

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock, adjusted to include conversion of certain stock options and warrants for common stock during the period, as follows:

	Years ended December 31,
	2016(1)	2015	2014
Numerator:

Net loss applicable to common stockholders	$(33,815)	$(24,245)	$(33,769)
Adjustment for gain on fair value of warrant liability	(4,286)	(2,505)	-
Adjusted net loss used for dilution calculation	$(38,101)	$(26,750)	$(33,769)

Denominator
Weighted-average number of shares outstanding	18,126	14,606	11,181
Effect of potential dilutive shares	496	3	-
Dilutive weighted-average number of shares outstanding	18,622	14,609	11,181

Net loss per share applicable to common stockholders
Basic	$(1.87)	$(1.66)	$(3.02)
Diluted	$(2.05)	$(1.83)	$(3.02)

(1)	Recognition of previously deferred revenue and cost of goods in the year ended December 31, 2016 reduced net loss applicable to common stockholders by $2,358, or $0.13 per share (see Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition).

The following potential dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Years ended December 31,
	2016	2015	2014
Options to purchase common stock	2,477	1,963	1,542
Warrants for common stock	1,963	1,963	1,971
Common stock issuable upon conversion of preferred shares	-	1,876	-
Total common stock equivalents	4,440	5,802	3,513

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. Under ASU No. 2014-15, an entity’s management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If such conditions are identified, management is to consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt, with the findings disclosed in the financial statements of the entity. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this standard during the year ended December 31, 2016. See Note 1 for our current disclosure about our ability to continue as a going concern.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets. The new standard became effective for the Company beginning on January 1, 2016. The Company adopted this standard for the year ended December 31, 2016. This adoption resulted in a reclassification of $95 in debt issuance costs, net of accumulated amortization, from an asset to a reduction to associated debt liabilities as of December 31, 2016.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for the Company during the first quarter of fiscal year 2017 and must be applied on a prospective basis. Early adoption is permitted. The Company does not anticipate the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

In March 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions for public companies, including: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Upon adoption of ASU 2016-09 in the first quarter of fiscal year 2017, the Company has elected to change its accounting policy to account for forfeitures as they occur so as to more closely align compensation expense to services provided. The change will be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of January 1, 2017.

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

3. 2014 Merger, Offering, and Other Related Transactions

Holdings was incorporated in the State of Nevada on January 30, 2012, as a distributor of medical supplies and equipment to municipalities, hospitals, pharmacies, care centers, and clinics in Chile. At the time of the Merger, Holdings was a “shell company” as defined in Rule 12b-2 of the Exchange Act. Holdings’ fiscal year end was previously March 31, but was changed to December 31 in connection with the Merger.

On January 15, 2014, Holdings and a newly formed wholly-owned subsidiary of Holdings, Ekso Acquisition Corp. (“Acquisition Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ekso Bionics. Under the Merger Agreement, Acquisition Sub merged with and into Ekso Bionics, with Ekso Bionics remaining as the surviving corporation and with the stockholders of Ekso Bionics exchanging all of their common stock, preferred stock and warrants to purchase preferred stock issued and outstanding immediately prior to the closing of the Merger into an aggregate of 6,088 shares of Holdings’ common stock and warrants to purchase 89 shares of common stock. In addition, options to purchase 713 shares of common stock of Ekso Bionics were converted into options to purchase 1,086 shares of common stock of Holdings. These shares are in addition to 754 outstanding shares of Holdings common stock held by certain pre-Merger stockholders of Holdings, consisting of 643 shares held by such stockholders prior to the Merger and an additional 111 shares issued to such stockholders pursuant to a provision in the Merger Agreement requiring the Company to issue a number of shares such that the aggregate ownership of the pre-Merger stockholders (not including any shares of common stock purchased by them in the private placement offering described below) remained approximately 6.8% of the outstanding common stock of the Company following the Merger.

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

Repayment of 2013 Bridge Note

In November 2013, in anticipation of the Merger and related private placement offering, Ekso Bionics completed a private placement to accredited investors of $5,000 of its senior subordinated secured convertible notes (the “2013 Bridge Notes”). Upon the closing of the Merger and the private placement offering described below, the $5,000 in outstanding principal and $83 of accrued interest of the 2013 Bridge Notes automatically converted into 714 Units (as defined below), and investors in the 2013 Bridge Notes received warrants to purchase 357 shares of common stock at an exercise price of $7.00 per share for a term of three years (the “Bridge Warrants”). The Bridge Warrants had weighted average anti-dilution protection, subject to customary exceptions.

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company held a closing of a private placement offering (the “PPO”) in which it sold 2,940 Units at a purchase price of $7.00 per Unit, with each Unit consisting of one share of common stock plus a warrant (the “PPO Warrants”) to purchase an additional share of common stock of the Company at $14.00 per share with a five year term (the “Units”). Included in the initial Unit sales were 714 Units that were issued upon conversion of the 2013 Bridge Notes mentioned above. Between January 29, 2014 and February 6, 2014, the Company issued an additional 1,389 Units in subsequent closings of the PPO. As a result of issuing a total of 4,329 Units: (a) the Company received gross proceeds of $25,300, (b) $5,083 of debt and accrued interest attributable to the 2013 Bridge Notes was settled with the issuance of 714 Units, (c) a net of $2,553 of the Company’s then senior note payable was paid off, and (d) the Company incurred offering costs of $3,338.

Investors in the Units had weighted average anti-dilution protection with respect to the shares of common stock included in the Units if within 24 months after the final closing of the PPO the Company issued additional shares of common stock or common stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2014 Equity Incentive Plan) for consideration per share less than $7.00. The PPO Warrants had weighted average anti-dilution protection, subject to customary exceptions.

In connection with the conversion of the 2013 Bridge Notes and the PPO, the placement agent for the PPO and its sub-agents were paid an aggregate commission of $3,030 and were issued warrants to purchase an aggregate of 71 shares of the Company’s common stock, with an exercise price per share of $7.00 and a term of five years (“Bridge Agent Warrants”) and warrants to purchase an aggregate of 357 shares of common stock with a term of five years and an exercise price of $7.00 per share (the “PPO Agent Warrants”). The Bridge Agent Warrants and PPO Agent Warrants had weighted average anti-dilution protection, subject to customary exceptions.

Offer to Amend and Exercise

In November 2014, the Company consummated an offer to amend and exercise (the “Offer to Amend and Exercise”) its PPO Warrants at a temporarily reduced exercise price. Pursuant to the Offer to Amend and Exercise, an aggregate of 3,251 PPO Warrants were tendered by their holders and were amended to reduce the exercise price from $14.00 to $7.00 per share of common stock, and to restrict the ability of the holder of shares issuable upon exercise of the amended warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of 50 days from November 20, 2014.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

In connection with the Offer to Amend and Exercise, the holders of a majority of the then outstanding PPO Warrants, Bridge Warrants, PPO Agent Warrants and Bridge Agent Warrants approved an amendment to remove the price-based anti-dilution provisions in those warrants (see Note 13, Capitalization and Equity Structure – 2014 PPO and Merger Warrants).

2014 Equity Incentive Plan

Before the Merger, the Board of Directors adopted, and the stockholders approved, the 2014 Equity Incentive Plan, which provided for the issuance of incentive awards constituting up to 2,058 shares of common stock to officers, key employees, consultants and directors. In connection with the Merger, options to purchase Ekso Bionics common stock outstanding immediately prior to the Merger were converted into options to purchase an aggregate of 1,086 shares of Holdings issued under the 2014 Equity Incentive Plan. On the closing of the Merger, the Board granted to officers and directors options to purchase an aggregate of 329 shares of common stock under the 2014 Equity Incentive Plan.

Subsequent to the Merger, on June 10, 2015, the Board submitted to the stockholders and the stockholders approved an amendment of the 2014 Plan to increase the maximum number of shares of common stock that may be issued under the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) by 1,656 shares to 3,714 shares.

4. Equipois Acquisition

On December 1, 2015, the Company acquired substantially all of the assets of Equipois, LLC, a New Hampshire limited liability company (“Equipois”), for an initial payment of approximately $1.1 million of the Company’s common stock pursuant to an asset purchase agreement among the Company, Ekso Bionics, Inc., Equipois and Allard Nazarian Group, Inc. ( the “Asset Purchase Agreement”). The Company will make additional payments in shares of the Company’s common stock or cash upon the achievement of certain financial targets for the period from January 1, 2016 through December 31, 2018.

The Company accounted for the acquisition as a business combination by applying the acquisition method, and accordingly, the purchase price of $1,839 was allocated to the assets assumed based on their fair values at the acquisition date. The excess of the purchase price over the assets of $189 was recorded as goodwill. The goodwill recognized is attributed primarily to expected synergies of Equipois with the Company. From the acquisition date and as of December 31, 2016, there were no changes in the recognized amounts of goodwill resulting from the acquisition. For the year ended December 31, 2015, the Company did not recognize any revenue related to the Equipois acquisition.

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

The total purchase price is summarized as follows:

Amount
Stock consideration (112 shares)	$1,071
Estimated contingent consideration	768
Total purchase price	$1,839

The fair value of the 112 shares of common stock issued was determined based on the closing market price of the Company’s common shares on the acquisition date.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

In connection with the acquisition, the parties entered into a supply agreement pursuant to which Equipois supplied products to the Company during a post-closing transition period expiring December 31, 2016 (the “Supply Agreement”), and a reseller agreement pursuant to which Equipois may purchase and resell the products to certain current Equipois customers for a three-year term (the “Reseller Agreement”). Under the Supply Agreement, the Company was obligated to make a minimum purchase of $157 and a maximum purchase of $521.

The fair value of the contingent consideration resulting from the Supply Agreement and Reseller Agreement was recorded at the time of acquisition. The Supply Agreement required the Company to pay $500 in additional shares of the Company’s common stock on December 31, 2016. In addition, the Reseller Agreement requires the Company to pay an annual contingent consideration payment of between $125 and $375 in shares of the Company’s common stock if the Company and Equipois meet certain product sales targets for each of the calendar years 2016, 2017 and 2018.  Upon the termination of the Reseller Agreement by the Company without cause, the Company will pay to Equipois a final contingent consideration payment, payable in shares of the Company’s common stock, such that the total consideration received by Equipois under the Asset Purchase Agreement, including the shares issued upon closing, the additional shares issued upon termination of the Supply Agreement and the annual contingent consideration payments are not less than the sum  of (a) 7.5 multiplied by 10% of specified product revenues of Equipois during the preceding four complete quarters, plus (b) 7.5 multiplied by 5% of specified product revenues of the Company during the preceding four complete quarters.

The Asset Purchase Agreement also provides for the election of a buyout payment by either the Company or Equipois which is payable in shares of the Company’s common stock. Upon the election of the buyout payment by either party, the Reseller Agreement is terminated and the buyout payment will be considered in lieu of any further annual or final earn-out payments. The buyout payment ranges from total consideration of $1,750 to $3,000 and is based on the timing of the election and whether it is Equipois or the Company who makes the election. The buyout payment provision expires on November 30, 2017.

The contingent consideration is valued using the Probability Weighted Value Analysis which considered performance based contingent payments for both the supply and sales functions of the Company, and both buyer and seller options.

Multiple forecasted scenarios were evaluated which include (i) a minimum payment case, (ii) an expected payment case and (iii) a maximum payment case.  The Company determined the potential deferred payment cash flows of Equipois and the Company based on each scenario.  The cash flow payments were converted to a present value using a discount rate of 15% based on the Company’s weighted average cost of capital.  Finally, the Company probability weighted each scenario. The Company reviewed the assumptions used to value the contingent consideration from the date of acquisition to December 31, 2015, and noted no change in the initial estimated fair value of the contingent consideration. Any changes in the fair value of this contingent consideration liability are recognized in loss from operations in the period of the change.

For the year ended December 31, 2016, the consideration payout calculated includes the $500 in additional shares of the Company’s common stock related to the Supply Agreement and the annual minimum of $125 under the Reseller Agreement. Due to the price floor of $7.00 per share in the number of shares of common stock issuable to satisfy the payment amount, we reclassified $355 from the contingent consideration liability to accrued liabilities as of December 31, 2016, to be paid in shares of common stock in the first quarter of 2017. The Company also recorded a non-cash gain on the change in fair value of the remaining contingent consideration liability of $196 in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

The following table summarizes the fair values of the assets acquired as of the acquisition date:

Amount
Fixed assets	$40
Intangible assets	1,610
Total identifiable assets acquired	1,650
Goodwill	189
Net assets acquired	$1,839

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company recorded $1,610 to intangible assets as of the acquisition date and is amortizing the value of the technology, customer relationships and trade name over an estimated useful life of 3 years.  Amortization expense related to the acquired intangible assets was $558 and $26 for the years ended December 31, 2016, and 2015, respectively, and was included as a component of operating expenses in the consolidated statement of operations and comprehensive loss. Of the $189 of goodwill, none was expected to be deductible for tax purposes.

Acquired intangible assets as of December 31, 2016 were as follows:

	Cost	Accumulated Amortization	Net	Estimated Useful Life
Developed technology	$1,160	$(421)	$739	3 yrs
Customer relationships	70	(25)	45	3 yrs
Customer trade name	380	(138)	242	3 yrs
	$1,610	$(584)	$1,026

The estimated future aggregate amortization expense is $537 and $489 for the years ended December 31, 2017 and 2018, respectively.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

		Quoted Prices in Active Markets For Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Liabilities
Warrant liability	$3,546	$-	$-	$3,546
Contingent consideration liability	$217	$-	$-	$217
Contingent success fee liability	$116	$-	$-	$116

December 31, 2015
Liabilities
Warrant liability	$9,195	$-	$-	$9,195
Contingent consideration liability	$768	$-	$-	$768

During the years ended December 31, 2016 and 2015, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

We measure our contingent consideration liability at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings. The amount settled that is less than or equal to the liability on the acquisition date is reflected as non-cash financing activities in our consolidated statements of cash flows. Any amount settled in excess of the liability on the acquisition date is reflected as non-cash operating activities. Any changes in the estimated fair value of our contingent consideration liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in our statements of operations and comprehensive loss.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended December 31, 2016, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability	Contingent Success Fee Liability
Balance at December 31, 2015	$9,195	$768	$-
Reclassification of warrant liability to equity upon exercise of warrants	(1,363)	-	-
Gain on decrease in fair value of warrants issued with 2015 financing	(4,286)	-	-
Reclassification of contingent consideration liability to accrued liabilities	-	(355)	-
Gain on re-measurement of fair value of contingent consideration liability transferred to accrued liabilities	-	(196)	-
Fair value of contingent success fee related to long-term debt			116
Balance at December 31, 2016	$3,546	$217	$116

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The warrants were valued at $9,195 at December 31, 2015. Due to a decrease in the Company’s common stock price from December 31, 2015 to December 31, 2016, and the removal of the anti-dilution rights the fair value of the warrants decreased by $4,286, which resulted in a non-cash gain recorded in the Company’s consolidated statements of operations and comprehensive loss for the year. See Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – 2015 Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

6. Inventories, net

Inventories consist of the following:

	December 31,
	2016	2015
Raw materials	$1,193	$783
Work in progress	198	336
Finished goods	267	19
	1,658	1,138
Less: inventory reserve	(102)	(82)
Inventories, net	$1,556	$1,056

7. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2016	2015
Machinery and equipment	3-5	$3,432	$3,097
Computers and peripherals	3-7	564	460
Computer software	3-5	547	148
Leasehold improvement	5-10	625	625
Tools, molds, dies and jigs	5	50	37
Furniture, office and leased equipment	3-13	593	511
		5,811	4,878
Accumulated depreciation and amortization		(3,376)	(2,253)
Property and equipment, net		$2,435	$2,625

Depreciation and amortization expense, including amortization of intangible assets, totaled $1,855, $933 and $745 for the years ended December 31, 2016, 2015, and 2014, respectively.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2016	2015
Salaries, benefits and related expenses	$2,349	$1,464
Maintenance	483	-
Warranty expense	203	-
Professional fees	56	257
Equipois earn-out	355	-
Other	110	164
Total	$3,556	$1,885

Maintenance and Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the U.S. and two years in Europe, the Middle East, and Africa. During the year ended December 31, 2016, the Company determined it had sufficient historical experience of warranty costs to estimate future warranty costs for devices sold. As a result, and beginning during the year ended December 31, 2016, a liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. From time to time, specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the consolidated statements of operations and comprehensive loss as a component of costs of revenue.

In addition, in the year ended December 31, 2016, the Company recorded in its consolidated statements of operations and comprehensive loss a one-time charge of $911 for a preventative maintenance and improvement program for devices sold prior to 2016 to bring the devices to second generation GT-level functionality.

	2016
	Maintenance	Warranty	Total
Balance at December 31, 2015	$-	$-	$-
Additions for estimated future expense	911	430	1,341
Incurred costs	(428)	(226)	(654)
Balance at December 31, 2016	$483	$204	$687

Current portion	483	203	686
Long-term portion	-	1	1
Total	$483	$204	$687

	2015
	Maintenance	Warranty	Total
Balance at December 31, 2014	$-	$126	$126
Incurred costs	-	(126)	126
Balance at December 31, 2015	$-	$-	$-

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9. Long-Term Debt

On December 30, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) that provided up to $10,000 in total borrowings available for draw in two tranches of $7,000 (the “Term A Loan”) and $3,000 (the “Term B Loan”, and together with the Term A Loan, the “Term Loans”), respectively. The Term A Loan was disbursed to the Company on December 30, 2016. If the Company receives net cash proceeds of at least $15,000 in connection with the sale or issuance of its equity securities, including in connection with the exercise of warrants, prior to December 31, 2017, the Company may request on or prior to December 31, 2017, the Term B Loan so long as no event of default has occurred. Any amounts borrowed and repaid may not be reborrowed. The Loan Agreement creates a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

Pursuant to the Loan Agreement, the proceeds from the Term Loans may only be used for working capital purposes and to fund general business requirements. The Term Loans will bear interest on the outstanding daily balance at a floating per annum rate equal to the 30 day U.S. LIBOR rate plus 5.41%.

The Company is required to pay accrued interest on the Term A Loan on the first day of each month through and including January 1, 2018 (or July 1, 2018, if the Term B Loan is drawn upon). Commencing on February 1, 2018 (or August 1, 2018, if the Term B Loan is drawn upon), the Company is required make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the Term Loans amortizes ratably over 36 months (or 30 months, if the Term B Loan is drawn upon). The maturity of the Term Loans is January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment equal to 3.5% of the original principal amount will be due on the maturity date.

The Company may elect to prepay a Term Loan at any time, in whole but not in part. If the Company prepays a Term Loan prior to December 30, 2017, it will owe a prepayment fee equal to 1.0% of the principal amount of such prepaid Term Loan. The prepayment fee is also payable in connection with any acceleration of a Term Loan prior to December 30, 2017 following a default by the Company. In addition, the Company is required to pay a fee in an amount equal to 3.5% of each Term Loan upon the earlier to occur of (a) acceleration of such Term Loan following a default by the Company, (b) voluntary prepayment of such Term Loan by the Company and (c) the maturity of such Term Loan.

The Loan Agreement includes funding conditions, representations and warranties and covenants customary to similar credit facilities. In addition, the Company agreed to a liquidity covenant requiring that it maintain unrestricted cash and cash equivalents in accounts at Lender or subject to control agreements in favor of Lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $6,206 as of January 31, 2017, the most current determination, with the amount subject to change on a month-to-month basis. At December 31, 2016, with cash on hand of $16,846 we were in compliance with this and all other covenants.

Events of default which may cause repayment of the Term Loans to be accelerated include, among other customary events of default, (1) non-payment of any obligation when due, (2) the Company’s failure to comply with its affirmative and negative covenants, (3) the Company’s failure to perform any other obligation required under the Loan Agreement and to cure such default within a 30 days after becoming aware of such failure, (4) the occurrence of a Material Adverse Effect, (5) the attachment or seizure of a material portion of the Company’s assets if such attachment or seizure is not released, discharged or rescinded within 10 days, (6) bankruptcy or insolvency of the Company, (7) default by the Company under any agreement (i) resulting in a right by a third party to accelerate indebtedness in an amount in excess of $250 or (ii) that would reasonably be expected to have a Material Adverse Effect, (8) entry of a final, uninsured judgment or judgments against the Company for the payment of money in an amount, individually or in the aggregate, of at least $250, or (9) any material misrepresentation or material misstatement with respect to any warranty or representation set forth in the Loan Agreement.

On December 30, 2016, pursuant to the Loan Agreement, the Company entered into a Success Fee Agreement with the Lender under which the Company agreed to pay the Lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in loss from operations. The success fee is classified as a liability on the consolidated balance sheets. At December 31, 2016, the carrying value of the contingent success fee liability was $116.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The final payment fee, debt issuance costs, and fair value of the success fee combined with the stated interest result in an effective interest rate of 6.27%. The final payment fee and debt issuance costs will be accreted and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of our long-term debt as of December 31, 2016:

Period	Amount
2017	$-
2018	2,139
2019	2,333
2020	2,333
2021	195
Total principal payments	7,000
Less issuance costs & debt discount	211
Long-term debt, net	$6,789

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

In 2012, the Company entered into a note agreement in connection with the lease for its Richmond, California facility. The note, for an aggregate principal of $200, with an interest rate of 7%, minimum monthly payments of $4, that matures on May 31, 2017, was used to fund leasehold improvements. This note is classified as a component of capital lease obligation-current and other non-current liabilities in the consolidated balance sheets.

Commencing in August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This capital lease is classified as a component of capital lease obligation-current in the consolidated balance sheets.

The Company estimates future minimum payments as of December 31, 2016 to be the following:

Period	Operating Leases	Note Payable	Capital Lease	Total Minimum Payments
2017	$461	$20	$40	$60
2018	483	-	37	37
2019	494	-	37	37
2020	504	-	22	22
2021	429	-	-	-
Thereafter	181	-	-	-
Total minimum payments	$2,552	20	136	156
Less interest		(1)	(11)	(12)
Present value minimum payments		19	125	144
Less current portion		(19)	(35)	(54)
Long-term portion		$-	$90	$90

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Rent expense under the Company’s operating leases was $400, $342, and $343 for the years ended December 31, 2016, 2015, and 2014, respectively.

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan (the “401(k) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. During the years ended December 31, 2016 and 2015, the Company has made no matching contributions.

12. Related Party Transactions

The Company has license agreements and various collaboration agreements (see Note 16, Commitments and Contingencies) with the Regents of the University of California, Berkeley (“UCB”) and for which UCB received shares of common stock of the Company. As of the second quarter of 2015, UCB no longer holds such shares. Total payments made to UCB for the years ended December 31, 2016, 2015, and 2014 were $146, $50, and $391, respectively. As of December 31, 2016 and 2015, amounts payable to UCB amounted to $23 and $10, respectively.

13. Capitalization and Equity Structure

Reverse Stock Split

After the close of the stock market on May 4, 2016, the Company effected a 1-for-7 reverse split of its common stock. As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of seven and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value. Amounts affected include common stock outstanding, including the issuance of new shares of common stock as a result of the conversion of preferred stock and the exercise of stock options and warrants.

Summary

The Company’s authorized capital stock at December 31, 2016 consisted of 71,429 shares of common stock and 10,000 shares of preferred stock. At December 31, 2016, 21,894 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the Board of Directors from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There is no cumulative voting for the election of directors. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of common stock is duly and validly issued, fully paid, and non-assessable.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

2016 Common Stock Offering

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

Convertible Preferred Stock

On December 23, 2015, the Company entered into an agreement to issue 15 Preferred Shares and 2015 Warrants to purchase 2,122 shares of the Company’s common stock for which the Company received gross proceeds of $15,000 (the “Financing”). After deducting transaction costs, the Company received $13,906 without considering $173 of related expenses paid in 2016. Each Preferred Share was initially convertible into 0.141 shares of common stock (after giving effect to the reverse stock split) at any time at the election of the investor. At the date of the Financing, because the effective conversion rate of the Preferred Shares was less than the market value of the Company’s common stock a beneficial conversion feature of $3,300 was recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the Preferred Shares were perpetual, at December 23, 2015, the Company fully amortized the discount related to the beneficial conversion feature on the Preferred Shares to additional paid in capital to record a deemed dividend, and reflected this amount as a preferred deemed dividend in the consolidated statement of operations and comprehensive loss.

Conversion of the Preferred Shares triggers the amortization of the discount related to a beneficial conversion feature and to the 2015 Warrants. The terms of the Preferred Shares and 2015 Warrants included price-based anti-dilution provisions providing for the adjustment of the conversion price and the exercise price, as applicable, in the event the Company sold common stock or common stock equivalents (subject to exceptions for certain exempt issuances) at a price lower than the then-conversion price of the Preferred Shares or the then-exercise price of the 2015 Warrants. Because the sale price to the underwriters of the common stock in the August 2016 common stock offering was less than the conversion price of the Preferred Shares at the time, the conversion price of the Preferred Shares was adjusted downwards from $7.07 to $3.74 per share, which resulted in each outstanding Preferred Share becoming convertible into 0.267 shares of common stock at any time at the election of the investor. As a result, the 3 Preferred Shares then outstanding became convertible, for no additional consideration, into a total of 921 shares of the Company’s common stock.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

At December 31, 2015, 13 Preferred Shares were outstanding. As of December 31, 2016, no Preferred Shares remain outstanding and the warrant discount was fully amortized. During the year ended December 31, 2016, 10 Preferred Shares were converted into 1,389 shares of common stock at a conversion price of $7.07 per share, and 3 Preferred Shares were converted into 921 shares of common stock at a conversion price of $3.74 per share. The conversions triggered the amortization of the warrant discount of $10,345 for the year ended December 31, 2016, which were recorded in the consolidated statements of operations and comprehensive loss as non-cash preferred deemed dividends. During the year ended December 31, 2015, 2 Preferred Shares were converted into common stock at a conversion price of $7.07 per share. The conversion triggered the amortization of the warrant discount of $1,355, which was also accounted for as a preferred deemed dividend.

Warrants

Warrant share activity for the year ended December 31, 2016 was as follows:

Source	Exercise Price	Term (Years)	December 31, 2015	Exercised	December 31, 2016
2015 Warrants	$3.74	5	2,122	488	1,634
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	-	426
Bridge warrants	$7.00	3	371	-	371
PPO warrants	$14.00	5	1,078	-	1,078
Pre 2014 warrants	$9.66	various	88	-	88
			4,085	488	3,597

2015 Warrants

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

The terms of the 2015 Warrants are as follows:

•	Anti-Dilution Provision: The Warrants contain a “down round” anti-dilution adjustment provision, which provides that, solely during the period commencing on the date of the securities purchase agreement was executed in connection with the Financing and ending upon the closing of a financing resulting in aggregate proceeds to the Company of at least $10 million (a “Qualified Financing Event”), if the Company issues or sells common stock or common stock equivalents at a price per share less than the then applicable exercise price of the Warrants, the exercise price of the Warrants would be reduced to an amount equal to the issuance price of such additional shares of common stock or common stock equivalents. The August 2016 offering constituted a Qualified Financing Event and as a result, this provision is no longer effective.

•	Put Option: While the Warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity will, at the option of each Holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the Warrant from the Holder exercising such option by paying to the Holder an amount of cash equal to the Black-Scholes Value of the remaining unexercised portion of such Holder’s Warrant on the date of the consummation of the Fundamental Transaction.

•	Call Option: Subject to certain conditions, the Company may call for cancellation of all or any portion of the unexercised Warrants. The consideration paid by the Company will be equal to the Black-Scholes Value of that portion of the Warrant called on the date the Company provides notice of its call. If the Company consummates a Fundamental Transaction (as described above) within six months after exercising its call option, and the consideration received by a holder of one share of common stock in such Fundamental Transaction is greater than the price per Warrant received by the Holder pursuant to the call, then the Company shall pay the Holder an amount equal to the difference between (x) the consideration received by a holder of common stock upon the Fundamental Transaction and (y) the price per Warrant paid in connection with the call, less the exercise price of the Warrant, payable in the same form as received by a holder of the common stock. If the Fundamental Transaction is a stock for stock merger, the Holder would receive shares of the successor entity valued at $1.75 per share on the same basis as a holder of common stock.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

•	Cashless Exercise: If at the time of exercise there is no effective registration statement registering the shares underlying the Warrants, then the Warrants may be exercised on a cashless basis.

The Warrants were valued at $11,700 on the date of the transaction. Due to the Anti-Dilution and Put-Option provisions discussed above, the Warrants were classified as a liability and are marked to market at each reporting date. Because the Warrants were recorded as a warrant liability, the portion of proceeds from the sale of the Preferred Shares that was recorded as equity was reduced accordingly. Equity issuance costs allocated to the Warrants were $487 and were expensed as financing costs at the date of issuance.

The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. These values are subject to a significant degree of judgment on our part. The Company’s common stock price represents a significant input that affects the valuation of the warrants.

The Company estimated the fair value of the warrant liability on December 31, 2016 by using a Black-Scholes Option Pricing Model, as the anti-dilution provision was no longer in effect. The following assumptions were used in the Black-Scholes Option Pricing Model to measure the fair value of the 2015 Warrants as of December 31, 2016:

December 31, 2016
Current share price	$3.98
Conversion price	$3.74
Risk-free interest rate	1.70%
Expected term (years)	3.98
Volatility of stock	70%

The Company estimated the fair value of the warrant liability on December 31, 2015 by using a Binomial Lattice Model. The following assumptions were used in the Binomial Lattice Model to measure the fair value of the 2015 Warrants, including the embedded anti-dilution feature, as of December 31, 2015:

December 31, 2015
Current share price	$7.14
Conversion price	$8.25
Risk-free interest rate	1.76%
Periodic rate	0.88%
Time to Maturity (years)	4.98
Volatility of stock	75%

2014 PPO and Merger Warrants

As discussed in Note 3, 2014 Merger, Offering and Other Related Transactions, the Company issued in connection with the Merger and PPO, warrants to purchase a total of 5,151 shares of common stock of which 4,329 were at an exercise price of $14.00 per share (the “Warrant Shares”), and the balance of which were at an exercise price of $7.00 per share. These warrants contained “weighted average” anti-dilution protection in the event that the Company issued common stock or securities convertible into or exercisable for shares of common stock at a price lower than the subject warrant’s exercise price, subject to certain customary exceptions, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, mergers, etc. The anti-dilution protection feature required the Company to record the underlying securities as a liability and to adjust their respective values to market at each reporting period. The factors utilized were as follows:

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Dividend yield	–
Risk-free interest rate	0.60% - 1.73%
Share price at final valuation	$1.51
Expected term (in years)	2.15- 4.80
Volatility	65% - 79%

As a result of the anti-dilution feature, the Company recorded a non-cash charge of $16,485 during the year ended December 31, 2014 due to the market price of the Company’s common stock price exceeding the exercise price of the then outstanding warrants. In October 2014, the Company offered the holders of the 4,329 Warrant Shares an opportunity exercise their warrants at a temporarily reduced cash exercise price of $7.00 per share of common stock from $14.00 per share and to amend the anti-dilution provision of the warrant. The offering was: (1) intended to help the Company reduce its outstanding warrant liability, an impediment to the Company’s long term goal of pursuing listing of its common stock on a national securities exchange, by removing the price-based anti-dilution provisions contained in the warrants, and (2) provide funds to support the Company’s operations. At the conclusion of the offer, a majority of the holders of the Warrant Shares consented to removal of the price-based anti-dilution provisions contained in the original warrants, and the Company received $22,756 in cash, while incurring $1,467 of warrant solicitation costs. In November 2014 the remaining warrant liability of $27,099 was re-classified as a component of additional paid-in capital in the Company’s consolidated balance sheet, and no longer carried as a warrant liability as no anti-dilution feature remains with these outstanding warrants.

As discussed in Note 3, 2014 Merger, Offering and Other Related Transactions, warrants to purchase preferred stock of Ekso Bionics outstanding prior to the Merger were converted into warrants to purchase 89 shares of common stock of the Company in connection with the Merger. As of December 31, 2015, there remained outstanding warrants to purchase 88 shares of the Company’s common stock outstanding, with the following terms: (1) expire on various dates from June 1, 2022 to August 30, 2023; (2) have an exercise price of $9.66 per share; and (3) at the option of the holder, may be exercised on a “cashless exercise” basis in which shares are retained to cover the exercise price based on the market value of the Company’s common stock on the date of exercise.

14. Employee Stock Options

In the first quarter of 2014, prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Plan allowing for the issuance of 2,058 shares of common stock. On June 10, 2015, the 2014 Plan was amended and restated with approval by the stockholders to increase the maximum number of shares by 1,656 shares to an aggregate of 3,714 shares of common stock. Options previously issued under the Ekso Bionics 2007 Equity Incentive Plan that existed prior to the Merger were converted in connection with the Merger into options to purchase an aggregate of 1,086 shares of the Company’s common stock under the 2014 Plan. As of December 31, 2016, there were 948 shares available for future awards.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

A summary of the option activity as of December 31, 2016 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	1,963	$7.09
Granted	813	$5.40
Exercised	(44)	$2.51
Forfeited	(224)	$8.06
Expired	(31)	$9.39
Outstanding as of December 31, 2016	2,477	$6.50	7.46	$674
Vested and expected to vest at December 31, 2016	2,321	$6.49	7.34	$672
Exercisable as of December 31, 2016	1,262	$5.97	6.01	$659

In 2016, we received $110 in cash from exercised stock options. The intrinsic value of options exercised in 2016 was $103. The weighted-average grant-date fair value of options granted in 2016 was $3.52 and the total fair value of shares vested during the year was $2,456.

As of December 31, 2016, total unrecognized compensation cost related to unvested stock options was $4,822. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.6 years.

Shares available for future grant under the 2014 Plan is as follows for the year ended December 31, 2016:

Shares Available For Grant
Available as of December 31, 2015	1,506
Granted	(813)
Forfeited	224
Expired	31
Available as of December 31, 2016	948

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(Years)	Price	Shares	Price
$0.28 - $0.49	106	1.89	$0.36	106	$0.36
$2.73 - $4.00	762	6.90	$3.61	465	$3.39
$4.67 - $7.42	876	8.03	$6.55	387	$6.81
$8.96 - $15.33	733	8.14	$10.33	304	$10.80
	2,477	7.45	$6.50	1,262	$5.97

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense recorded to operations for stock options for both employees and non-employees was as follows:

	Years Ended December 31,
	2016	2015	2014
Sales and marketing	$677	$579	$345
Research and development	632	414	180
General and administrative	1,812	738	618
	$3,121	$1,731	$1,143

In connection with the resignation of the Company’s then Chief Executive Officer in February 2016, the Company accelerated the vesting of options that would have vested in the subsequent twelve months and extended the exercise period of the resulting options from three months to six years. In addition, the Company extended the exercise period for an employee that was terminated in March 2016 from three months to one year. These modifications resulted in incremental stock-based compensation expense of $59 and $774 included in research and development and general and administrative, respectively, for the year ended December 31, 2016 in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2014, due to a decline in the Company’s stock price following the Merger, options representing 122 shares of common stock that were granted to 14 employees with original per share exercise prices ranging from $24.99 to $45.50 were modified to a per share exercise price of $15.33.  The modification resulted in an incremental compensation cost of $411 that is being recognized over the respective service periods of the original grant.

The Company recognizes compensation expense using the straight-line method over the requisite service period. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

Years Ended December 31,
	2016	2015	2014
Dividend yield	—	—	—
Risk-free interest rate	1.24% - 2.37%	1.41% - 2.50%	0.97% - 2.61%
Expected term (in years)	5.27-10	5.52-10	3-10
Volatility	77%-83%	73%-76%	66%-75%

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

15. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Domestic	$(21,458)	$(19,918)	$(33,750)
Foreign	(2,012)	328	113
Loss before income taxes	$(23,470)	$(19,590)	$(33,637)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2016, 2015, and 2014 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through the United Kingdom for which taxes included in other expense, net for the years ended December 31, 2016, 2015, and 2014 were immaterial and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

	Years Ended December 31,
	2016	2015	2014
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal tax effect	-	-	1.5
R&D credit	0.9	0.5	0.3
Change in valuation allowance	(40.8)	(38.4)	(18.9)
Non- deductible expenses	(0.2)	(1.0)	(.2)
Unrealized (gain) loss on warrant	6.2	4.3
Foreign	(0.4)	0.5	(0.1)
Other	0.3	0.1	0.1
Total tax expense	-%	-%	-%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Deferred tax assets:
Depreciation and other	$61	$-
Net operating loss carryforwards	35,647	26,826
Unused R& D tax credits	872	530
Accruals & reserves	951	317
Deferred Revenue	246	693
Stock Compensation	2,430	1,222
Other	86	43
Deferred tax liabilities:
Depreciation and other	-	(220)
Prepaid expenses	(168)	(113)
Less: Valuation allowance	(40,125)	(29,298)
Net deferred tax asset (liability)	$-	$-

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying balance sheets. The valuation allowance increased by $10,827 and $7,983 during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 the Company had federal net operating loss carryforwards of $93,749. The Company also had federal research and development tax credit carryforwards of $818. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2027, if not utilized.

As of December 31, 2016, the Company had state net operating loss carryforwards of $76,263, which will begin to expire in 2017. The Company also had state research and development tax credit carryforwards of $524, which have no expiration.

As of December 31, 2016, the Company had foreign net operating loss carryforwards of $2,012. The foreign net operating loss carryforwards do not expire.

As of December 31, 2016, $1,684 of federal and $657 of state net operating loss is attributable to stock-based compensation deductions in excess of book expense. Upon adoption of ASU 2016-09-Compensation-Stock Compensation, the benefit of the tax deduction related to these options will not affect retained earnings if the Company is applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

Balance at December 31, 2013	$93
Increase of unrecognized tax benefits taken in prior years	4
Increase of unrecognized tax benefits related to current year	46
Balance at December 31, 2014	143
Decrease of unrecognized tax benefits taken in prior years	(19)
Increase of unrecognized tax benefits related to current year	75
Balance at December 31, 2015	199
Increase of unrecognized tax benefits taken in prior years	4
Increase of unrecognized tax benefits related to current year	132
Balance at December 31, 2016	$335

If the Company eventually is able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if the Company is applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2016. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States, the United Kingdom, Germany, and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2016 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

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

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than one year	1-3 Years	4-5 Years	After 5 Years
Term loan	$8,345	$397	$7,508	$440	$-
Facility operating lease	2,552	461	1,481	610	-
Capital lease	136	40	96	-	-
Leasehold improvement loan	20	20	-	-	-
Total	$11,053	$918	$9,085	$1,050	$-

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

17. Segment Disclosures

During the third quarter of 2016, the Company determined industrial sales to be a reportable segment as a result of progress in commercialization and sales of its industrial devices. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance.

The Company has three reportable segments, Medical Devices, Industrial Sales, and Engineering Services. The Medical Devices segment designs and engineers technology, and commercializes, manufactures, and sells exoskeletons for applications in the medical markets. The Industrial Sales segment designs, engineers, commercializes, and sells exoskeleton devices to allow able-bodied users to perform heavy duty work for extended periods. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where the Company uses its robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as the National Science Foundation and the Defense Advanced Research Projects Agency.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the others manufacture and distribute unique products. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	Medical	Industrial	Engineering
	Devices	Sales	Services	Total
Year ended December 31, 2016
Revenue	$12,081	$1,253	$887	$14,221
Cost of revenue	9,767	948	559	11,274
Gross profit	$2,314	$305	$328	$2,947

Year ended December 31, 2015
Revenue	$4,252	$-	$4,409	$8,661
Cost of revenue	3,926	-	3,556	7,482
Gross profit	$326	$-	$853	$1,179

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

	Medical	Industrial	Engineering
	Devices	Sales	Services	Total
Year ended December 31, 2014
Revenue	$2,924	$-	$2,403	$5,327
Cost of revenue	2,048	-	1,720	3,768
Gross profit	$876	$-	$683	$1,559

Geographic revenue information based on location of customer is as follows:

	Years Ended December 31
	2016	2015	2014
United States	$9,042	$6,382	$3,873
All Other	5,179	2,279	1,454
	$14,221	$8,661	$5,327

18. Quarterly Data (Unaudited)

The following is a summary of quarterly results of operation for the years ended December 31, 2016 and 2015:

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Revenue	$8,486	$1,552	$1,596	$2,587
Gross profit	1,498	203	403	843
Net loss	(3,651)	(5,765)	(8,478)	(5,576)
Net loss applicable to common shareholders	(6,775)	(9,970)	(11,494)	(5,576)

Basic net loss per share(1)	(0.44)	(0.61)	(0.60)	(0.29)
Diluted net loss per share(1)	$(0.44)	$(0.61)	$(0.60)	$(0.35)

2015
Revenue	$1,689	$2,114	$2,915	$1,943
Gross profit	403	502	468	(194)
Net income (loss)	(4,115)	(5,645)	(5,185)	(4,645)
Net loss applicable to common shareholders	(4,115)	(5,645)	(5,185)	(9,300)

Basic and diluted net loss per share(1)	$(0.28)	$(0.39)	$(0.35)	$(0.63)

(1) Quarterly net loss per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding and included in the calculation of basic and diluted common shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company’s management believes that based on this criteria, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by OUM LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of December 31, 2016.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2016.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2016.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2016.

Item 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2017 Annual Meeting of Shareholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2016.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

	By:	/S/ Thomas Looby
Dated: March 14, 2017		President and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Thomas Looby and Max Scheder-Bieschin, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Thomas Looby Thomas Looby	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2017

/S/ Maximilian Scheder-Bieschin Maximilian Scheder-Bieschin	Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2017

/S/ Steven Sherman Steven Sherman	Chairman of the Board	March 14, 2017

/S/ Daniel Boren Daniel Boren	Director	March 14, 2017

/S/ Marilyn Hamilton Marilyn Hamilton	Director	March 14, 2017

/S/ Jack Peurach Jack Peurach	Director	March 14, 2017
/S/ Stanley Stern Stanley Stern	Director	March 14, 2017

/S/ Amy Wendell Amy Wendell	Director	March 14, 2017

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 15, 2014, by and among the Registrant, Acquisition Sub and Ekso Bionics, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2015)

3.2	Certificate of Merger of Ekso Bionics, Inc., with and into Acquisition Sub, filed January 15, 2014 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on December 23, 2015 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2015)

3.5	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock, filed on April 4, 2016 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2016)

3.6	Certificate of Change of Ekso Bionics Holdings, Inc. effective May 4, 2016 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2016)

4.1	Form of specimen certificate (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on June 23, 2015)

10.1	Indemnification Shares Escrow Agreement, dated as of January 15, 2014, by and among the Registrant, Nathan Harding and Gottbetter & Partners, LLP, as escrow agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2	Split-Off Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.3	General Release Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and stockholders party thereto (incorporated by reference from Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5	Form of Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(a)	Form of Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(b)	Form of Amendment to Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.6(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.7(a)	Form of Bridge Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.7(b)	Form of Amendment to Bridge Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.7(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.8(a)	Form of PPO Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 1086 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.8(b)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Offer to Amend and Exercise (incorporated by reference from Exhibit 99.(a)(1)© to the Registrant’s Schedule TO filed on October 23, 2014)

10.8(c)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Anti-Dilution Amendment (incorporated by reference from Exhibit 99.(a)(1)(F) to the Registrant’s Schedule TO filed on October 23, 2014)

10.9(a)	Form of PPO Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.9(b)	Form of Amendment to PPO Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.9(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.10	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(a)	Placement Agency Agreement, dated December 5, 2015, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(b)	First Amendment to Placement Agency Agreement, dated January 28, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014)

10.11(c)	Second Amendment to Placement Agency Agreement, dated October 21, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.12†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on May 11, 2014)

10.13	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.14 †	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.15 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Nathan Harding (incorporated by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.16†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Max Scheder-Bieschin (incorporated by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.17 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Russ Angold (incorporated by reference from Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.18 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Frank Moreman (incorporated by reference from Exhibit 10.18 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.19	Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.20	Exclusive License Agreement, dated as of July 14, 2008, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a/ Berkeley Bionics and formerly d/b/a Berkeley ExoWorks (as amended by Amendment #1 to Exclusive License Agreement, dated as of May 20, 2009, by and between The Regents of the University of California and Berkeley Bionics) (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.21	Lease, dated as of November 29, 2011, by and between FPOC, LLC and Berkeley Bionics, Inc., d/b/a Ekso Bionics (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.22	Letter Agreement, dated as of November 12, 2013, by and between Gravitas Partners Ltd., Premium Capital Partners Ltd., and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.23	Director Nomination Agreement dated as of January 15, 2013, among the Registrant, Ekso Bionics and CNI Commercial LLC (incorporated by reference from Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.24	Form of Ekso Bionics’ Warrant to purchase shares of its common stock (converted under the Merger Agreement into warrants to purchase shares of the Registrant’s Common Stock) (incorporated by reference from Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.25 **	Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.26 **	Medical License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.26 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.27 **	Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.27 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.28 †	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.29 †	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.30	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and Katalyst Securities LLC (incorporated by reference from Exhibit 99.(d)(1) to the Registrant’s Schedule TO filed on October 23, 2014)

10.31	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and EDI Financial, Inc. (incorporated by reference from Exhibit 99.(d)(2) to the Registrant’s Schedule TO filed on October 23, 2014)

10.32†	Employment Agreement, dated March 19, 2015, between the Registrant and Thomas Looby (incorporated by reference from Exhibit 10.32 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2014)

10.33	Form of Warrant to purchase shares of the Registrant’s common stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.34	Securities Purchase Agreement dated December 23, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.35	Placement Agency Agreement, dated December 23, 2015, by and among the Registrant and Ladenburg Thalmann & Co., Inc., as representative of the placement agents named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.36†	Nathaniel Harding Separation Agreement dated February 25, 2016 (incorporated by reference from Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.37	Form of Amendment to Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2016)

10.38	Amendment to Lease Agreement dated November 5, 2016 (incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.39	Loan and Security Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.40	Success Fee Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Confidential Treatment has been requested as to certain portions of Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement

