Form 10-Q
period 2017-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2017-05-09
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 1, 2017 was: 25,634,568

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31,	December 31,
	2017	2016
	(unaudited)	Note 2
Assets
Current assets:
Cash	$9,426	$16,846
Accounts receivable, net	1,282	1,780
Inventories, net	1,819	1,556
Prepaid expenses and other current assets	689	502
Deferred cost of revenue, current	46	-
Total current assets	13,262	20,684
Property and equipment, net	2,458	2,435
Intangible assets, net	894	1,026
Goodwill	189	189
Other assets	92	91
Total assets	$16,895	$24,425
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Note payable, current	$389	$-
Accounts payable	2,867	1,879
Accrued liabilities	2,747	3,556
Deferred revenues, current	975	825
Capital lease obligation, current	43	54
Total current liabilities	7,021	6,314
Deferred revenue	776	805
Note payable	6,445	6,789
Warrant liability	3,615	3,546
Contingent consideration liability	217	217
Contingent success fee liability	117	116
Other non-current liabilities	87	107
Total liabilities	18,278	17,894
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Common stock, $0.001 par value; 71,429 shares authorized; 21,902 and 21,894 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	22	22
Additional paid-in capital	121,880	121,291
Accumulated other comprehensive income	49	79
Accumulated deficit	(123,334)	(114,861)
Total stockholders' equity (deficit)	(1,383)	6,531
Total liabilities and stockholders' equity (deficit)	$16,895	$24,425

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenue:
Device and related	$1,408	$8,057
Engineering services	28	429
Total revenue	1,436	8,486

Cost of revenue:
Device and related	1,077	6,669
Engineering services	7	319
Total cost of revenue	1,084	6,988

Gross profit	352	1,498

Operating expenses:
Sales and marketing	3,067	2,503
Research and development	2,873	2,149
General and administrative	2,553	3,488
Total operating expenses	8,493	8,140

Loss from operations	(8,141)	(6,642)

Other income (expense), net:
Gain (loss) on warrant liability	(69)	2,985
Interest and other, net	(92)	6
Total other income (expense), net	(161)	2,991

Net loss	(8,302)	(3,651)

Less: Preferred deemed dividend	-	(3,124)
Net loss applicable to common shareholders	(8,302)	$(6,775)
Foreign currency translation loss	(30)	-
Comprehensive loss applicable to common shareholders	$(8,332)	(6,775)

Basic and diluted net loss per share applicable to common shareholders	$(0.38)	$(0.44)

Weighted average number of shares of common stock, basic	21,899	15,388

Weighted average number of shares of common stock, diluted	21,920	15,388

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Operating activities:
Net loss	$(8,302)	$(3,651)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	475	440
Amortization of deferred rent	(9)	(9)
Stock-based compensation expense	394	1,574
(Gain) loss on change in fair value of warrant liability	69	(2,985)
Accretion of end of term payment of note payable	24	-
Changes in operating assets and liabilities:
Accounts receivable	498	(314)
Inventories	(470)	(1,475)
Prepaid expense and other assets	(188)	(298)
Deferred costs of revenue	(46)	4,335
Accounts payable	988	924
Accrued liabilities	(808)	1,255
Deferred revenues	121	(6,585)
Net cash used in operating activities	(7,254)	(6,789)

Investing activities:
Acquisition of property and equipment	(138)	(285)
Net cash used in investing activities	(138)	(285)

Financing activities:
Principal payments on note payable	(22)	(19)
Fees paid related to 2015 issuance of convertible preferred stock	-	(173)
Proceeds from exercise of stock options	24	28
Net cash (used in) provided by financing activities	2	(164)
Effect of exchange rate changes on cash	(30)	-
Net decrease increase in cash	(7,420)	(7,238)
Cash at beginning of period	16,846	19,552
Cash at end of period	$9,426	$12,314

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Liquidity

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of March 31, 2017, the Company had an accumulated deficit of $123,334.

Cash on hand at March 31, 2017 was $9,426 compared to $16,846 at December 31, 2016. For the three month period ended March 31, 2017, the Company used $7,254 of cash in operations compared to $6,789 for the three month period ended March 31, 2016. As noted in Note 9, Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of March 31, 2017, the most recent determination of this restriction, $6,678 of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering such cash restriction, effective unrestricted cash as of March 31, 2017 is estimated to be $2,748. In April 2017, the Company sold 3,732 shares of common stock and warrants to purchase 1,866 shares of common stock for net proceeds of approximately $10.9 million (refer to Note 17 Subsequent Events for additional information). Based on a look-forward period of one year from the date of issuance of these financial statements, and after considering the approximately $10.9 million raised in April 2017, the Company’s cash on hand will not be sufficient to satisfy its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon the Company’s current cash resources, cash raised in April 2017 from the sale of common stock, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2018. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

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

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date but does not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016. Unless otherwise indicated, all dollar and share amounts (excluding per share amounts) included in these notes to the condensed consolidated financial statements are in thousands.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary for a fair statement of its financial position as of March 31, 2017, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform to the current period’s presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: revenue recognition, deferred revenue and the deferral of the associated costs, future warranty costs, maintenance and planned improvement costs associated with medical device units sold prior to 2016, useful lives assigned to long-lived assets, realizability of deferred tax assets, the valuation of options and warrants, and contingencies. Actual results could differ from those estimates.

Going Concern

The Company assesses its ability to continue as a going concern at every interim and annual period in accordance with Accounting Standards Codification 205-40. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The ability to meet our obligations as they come due and the attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the look-forward period one year from the issuance of these financial statements, even after considering approximately $10.9 million that was raised from the issuance of common stock in April 2017 (refer to Note 17 Subsequent Events for additional information). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We evaluate whether it is probable that our plans to mitigate those conditions will alleviate that substantial doubt at every interim and annual period and disclose the conditions giving rise to substantial doubt and the results of our evaluation.

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

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of March 31, 2017 and December 31, 2016.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of March 31, 2017, we had three customers with an accounts receivable balance totaling 10% or more of our total accounts receivable (11%, 11% and 10%) compared with three customers as of December 31, 2016 (18%, 16% and 11%).

In the three months ended March 31, 2017, we had one customer with billed revenue of 10% or more of total billed revenue (26%), compared with four customers in the three months ended March 31, 2016 (27%, 20%, 11% and 10%).

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

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to separate its multiple element arrangements into two distinct units of accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. As a result, in the first quarter of 2016, the Company began to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices is recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358, or $0.13 per share, in its results of operations for the three month period ended March 31, 2016.  In addition, the Company recorded $212 for warranty expenses and a one-time charge of $911 for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same time period.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of this update by one year. In April 2016, the FASB issued a further update, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies that contractual provisions that explicitly or implicitly require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that explicitly or implicitly define the attributes of a single promised license. In May 2016, the FASB issued a further update, ASU 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies key areas concerning: (1) assessment of collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) non-cash consideration, (4) contract modifications at transition, (5) completed contracts at transition, and (6) disclosing the accounting change in the period of adoption. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company anticipates applying the modified retrospective transition method and it is still evaluating the likely impact of adopting the pronouncement.

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

In March 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions for public companies, including: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to change its accounting policy to account for forfeitures as they occur so as to more closely align compensation expense to services provided. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of January 1, 2017 of $171.

January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities are to record an impairment charge based on the excess of the carrying amount over its fair value. The new standard will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not expect the impact of adopting ASU 2017-04 to be material on its consolidated financial statements.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

3. Accumulated Other Comprehensive Income

The change in accumulated other comprehensive income presented on the condensed consolidated balance sheets and the impact of significant amounts reclassified from accumulated other comprehensive income (loss) on information presented in the condensed consolidated statements of operations and comprehensive loss for the three month period ending March 31, 2017, are reflected in the table below net of tax:

Foreign
Currency
Translation
Balance at December 31, 2016	$79
Other comprehensive loss before reclassification	(30)
Amounts reclassified from accumulated other comprehensive loss	-
Net current period other comprehensive loss	(30)
Balance at March 31, 2017	$49

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

		Quoted Prices in Active Markets For Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Liabilities
Warrant liability	$3,615	$-	$-	$3,615
Contingent consideration liability	$217	$-	$-	$217
Contingent success fee liability	$117	$-	$-	$117

December 31, 2016
Liabilities
Warrant liability	$3,546	$-	$-	$3,546
Contingent consideration liability	$217	$-	$-	$217
Contingent success fee liability	$116	$-	$-	$116

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2017, which were measured at fair value on a recurring basis:

		Contingent	Contingent
	Warrant	Consideration	Success Fee
	Liability	Liability	Liability
Balance at December 31, 2016	$3,546	$217	$116
Loss on increase in fair value of warrants issued in conjunction with 2015 financing	69	-	-
Loss on increase in fair value of obligation	-	-	1
	$3,615	$217	$117

Refer to Note 11 Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5. Inventories, net

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$1,156	$1,193
Work in process	395	198
Finished goods	370	267
	1,921	1,658
Less: inventory reserve	(102)	(102)
Inventories, net	$1,819	$1,556

6. Deferred Revenues and Cost of Revenues

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Deferred revenues and deferred cost of revenues consist of the following:

	March 31, 2017	December 31, 2016
Customer deposits and advances	$74	$47
Deferred rental income	93	60
Deferred extended maintenance and support	1,584	1,523
Total deferred revenues	1,751	1,630
Less current portion	(975)	(825)
Deferred revenues, non-current	$776	$805

Deferred medical device unit costs	$46	$-
Less current portion	(46)	-
Deferred cost of revenue, non-current	$-	$-

7. Intangible Assets

The following table reflects the amortization of the purchased intangible assets as of March 31, 2017:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(516)	$644
Customer relationships	70	(31)	39
Customer trade name	380	(169)	211
	$1,610	$(716)	$894

Estimated future amortization for the remainder of 2017 is $404 and $490 for 2018.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31	December 31,
	2017	2016
Salaries, benefits and related expenses	$1,581	$2,349
Device maintenance	404	483
Device warranty	157	203
Professional fees	56	56
Equipois earn-out	366	355
Other	183	110
Total	$2,747	$3,556

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

A reconciliation of the changes in the current portion of maintenance and warranty liabilities for the period ended March 31, 2017 is as follows:

	2017
	Maintenance	Warranty	Total
Balance at December 31, 2016	$483	$204	$687
Incurred costs	(79)	(47)	(126)
Balance at March 31, 2017	$404	$157	$561

9. Long-Term Debt

In December 2016, the Company entered into a loan agreement and received $7,000 that bears interest on the outstanding daily balance at a floating per annum rate equal to the 30 day U.S. LIBOR rate plus 5.41%. The agreement also allows the Company to borrow an additional $3,000 if certain conditions are met, which as of March 31, 2017 had not been met. The loan agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

The Company is required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company is required make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $24 has accreted as of March 31, 2017 to be paid in 2021 and is included as a component of note payable in the Company’s consolidated balance sheet.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the condensed consolidated statement of operations and comprehensive loss. The success fee is classified as a liability on the consolidated balance sheets. At March 31, 2017, the carrying value of the contingent success fee liability was $117.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $6,678 as of March 31, 2017, the most current determination, with the amount subject to change on a month-to-month basis. At March 31, 2017, with cash on hand of $9,426, the Company was in compliance with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest result in an effective annual interest rate of 8.78% for three month period ended March 31, 2017. The final payment fee, the initial fair value of the success fee and debt issuance costs will be accreted and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The following table presents scheduled principal payments of our long-term debt, including the accreted portion of the final payment fee due in 2021, as of March 31, 2017:

Period	Amount
2017	$-
2018	2,139
2019	2,333
2020	2,333
2021	219
Total principal payments	7,024
Less issuance costs and debt discount	190
Long-term debt, net	$6,834

Current portion	389
Long-term portion	6,635
Total principal payments	$7,024

10. Lease and Note Obligations

The Company has an operating lease agreement for its headquarters and manufacturing facility in Richmond, California that expires in May 2022. In addition, the Company leases nominal office space in Germany.

The Company has a note for $200 that it entered into in connection with the operating lease in Richmond, California to fund leasehold improvements. The note, with an interest rate of 7% is set to expire in May 2017 and is classified as a component of capital lease obligation, current.

In August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This capital lease is classified as a component of capital lease obligation, current and other non-current liabilities in the condensed consolidated balance sheets.

The Company estimates future minimum payments as of March 31, 2017 to be the following:

Period	Operating Lease	Note Payable	Capital Lease	Total Minimum Payments
2017 - remainder	$342	$8	$30	$38
2018	479	-	37	37
2019	491	-	37	37
2020	500	-	22	22
2021	429	-	-	-
Thereafter	181	-	-	-
Total minimum payments	$2,422	8	126	134
Less interest		-	(9)	(9)
Present value minimum payments		8	117	125
less current portion		(8)	(35)	(43)
Long-term portion		$-	$82	$82

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Rent expense under the Company’s operating leases was $101 and $96 for the three month periods ending March 31, 2017 and 2016, respectively.

11. Capitalization and Equity Structure

Reverse Stock Split:

After the close of the stock market on May 4, 2016, the Company effected a 1-for-7 reverse split of its common stock. As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of seven, and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value. Common stock outstanding, including the issuance of new shares of common stock as a result of the conversion of preferred stock and the exercise of stock options and warrants, was affected by the 1-for-7 reverse split.

Summary:

The Company’s authorized capital stock at March 31, 2017 consisted of 71,429 shares of common stock and 10,000 shares of convertible preferred stock. At March 31, 2017, 21,902 shares of common stock were issued and outstanding and no shares of convertible preferred stock were issued and outstanding.

Warrants:

Warrant shares outstanding as of December 31, 2016 and March 31, 2017 is as follows:

Source	Exercise Price	Term (Years)	At December 31, 2016	Issued	Exercised	Expired	At March 31, 2017
Warrants issued in conjunction with 2015 Series A Preferred financing	$3.74	5	1,634				1,634

2014 PPO and Merger
Placement agent warrants	$7.00	5	426				426
Bridge warrants	$7.00	3	371			(371)	-
PPO warrants	$14.00	5	1,078				1,078

Pre 2014 warrants	$9.66	9-10	88				88
			3,597	-	-	(371)	3,226

In January 2014, the Company issued various warrants with a three year life to investors who participated in the Company’s November 2013 private placement of senior subordinated secured convertible notes, of which warrant representing 371 shares of common stock expired in January 2017 without having been exercised.

The December 2015 warrants contain a put-option provision. Under this provision, while the warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity will, at the option of each warrant holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. As a result of this put-option provision, these warrants are classified as a liability and are marked to market at each reporting date.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The warrant liability is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the warrants as of March 31, 2017:

Current share price	$4.10
Conversion price	$3.74
Risk-free interest rate	1.66%
Term (years)	3.73
Volatility of stock	70%

At December 31, 2016, the warrants were valued at $3,546. Due to an increase in the Company’s common stock price from December 31, 2016 to March 31, 2017, the fair value of the warrants, and associated liability, increased by $69. This amount was recorded as a non-cash expense in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017.

12. Stock-based Compensation

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) allows for the issuance of an aggregate of 3,714 shares of common stock, of which 952 are available for future grant as of March 31, 2017.

The following table summarizes information about the Company’s stock options outstanding at March 31, 2017, and activity during the three month period then ended:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Stock	Average	Life	Intrinsic
	Awards	Exercise Price	(Years)	Value
Balance as of December 31, 2016	2,477	$6.50
Options granted	56	$3.47
Options exercised	(8)	$3.05
Options forfeited	(40)	$8.97
Options cancelled	(19)	$7.63
Balance as of March 31, 2017	2,466	$6.39	7.31	$801
Vested and expected to vest at March 31, 2017	2,466		7.31	$801
Exercisable as of March 31, 2017	1,352		6.06	$723

As of March 31, 2017, total unrecognized compensation cost related to unvested stock options was $4,162. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.5 years.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2017	2016

Dividend yield	—	—
Risk-free interest rate	2.05% - 2.40%	1.24% - 1.78%
Expected term (in years)	6-10	5-10
Volatility	80% - 82%	77%

Total stock-based compensation expense related to options granted to employees and non-employees was included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2017	2016
Sales and marketing	$20	$232
Research and development	101	231
General and administrative	273	1,111
	$394	$1,574

In connection with the resignation of the Company’s then Chief Executive Officer in February 2016, the Company accelerated the vesting of options that would have vested in the subsequent twelve months and extended the exercise period of the resulting options from three months to six years. In addition, the Company extended the exercise period for an employee that was terminated in March 2016 from three months to one year. These modifications resulted in incremental stock-based compensation expense of $59 and $774 included in research and development and general and administrative, respectively, for the three months ended March 31, 2016 in the condensed consolidated statements of operations and comprehensive loss.

In June 2015 an employee of the Company received a performance based option grant representing a total of 99,999 shares of common stock. One of three tranches was to vest on March 31, 2017 if certain revenue targets were attained. As the target was not attained, $124 of previously recorded stock compensation expense was reversed as a credit in the Company’s condensed consolidated statement of operations and comprehensive loss under sales and marketing for the three month period ended March 31, 2017

13. Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2017, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Company has two license agreements to maintain exclusive rights to patents. The Company is also required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sub-license, the Company will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The agreements also stipulate minimum annual royalties of $50.

In connection with acquisition of Equipois, the Company assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company will be required to pay the developer a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement.

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

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2017	2016
Numerator:
Net loss applicable to common shareholders, basic and diluted	$(8,302)	$(6,775)
Denominator:
Weighted-average number of shares, basic	21,899	15,338
Effect of dilutive warrants	21	-
Weighted-average number of shares, diluted	21,920	15,338

Net loss per share, basic and diluted	$(0.38)	$(0.44)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2017	2016
Options to purchase common stock	2,466	1,979
Warrants for common stock	1,592	4,085
Common stock issuable upon conversion of preferred shares	-	1,309
Total common stock equivalents	4,058	7,373

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

16. Segment Disclosures

The Company has three reportable segments: Medical Devices, Industrial Sales, and Engineering Services. The Medical Devices segment designs and engineers technology for, and commercializes, manufactures, and sells exoskeletons for applications in the medical markets. The Industrial Sales segment designs, engineers, commercializes, and sells exoskeleton devices to allow able-bodied users to perform heavy duty work for extended periods. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where the Company uses its robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as the National Science Foundation and the Defense Advanced Research Projects Agency.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the others manufacture and distribute unique products. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	Device and related				Total
	Medical	Industrial	Total	Engineering	All
Three months ended March 31, 2017
Revenue	$870	$538	$1,408	$28	$1,436
Cost of revenue	721	356	1,077	7	1,084
Gross profit	$149	$182	$331	$21	$352

Three months ended March 31, 2016
Revenue	$7,922	$135	$8,057	$429	$8,486
Cost of revenue	6,524	145	6,669	319	6,988
Gross profit	$1,398	$(10)	$1,388	$110	$1,498

Geographic information for revenue based on location of customer is as follows:

	Three months ended March 31,
	2017	2016
United States	$931	$4,521
All Other	505	3,965
	$1,436	$8,486

17. Subsequent Events

In April 2017, the Company sold in a registered direct offering an aggregate of 3,732 shares of its common stock, par value $0.001 per share, and warrants to purchase 1,866 shares of common stock with an exercise price of $4.10 per share, at a purchase price of $3.14 for each share and related warrant. The aggregate gross proceeds of the transaction were approximately $11.7 million and the aggregate net proceeds of the transaction were approximately $10.9 million. The warrants will become exercisable six months following the issuance date and will expire five years from the date they become exercisable. The Company intends to use the net proceeds from the transaction for its operations, including, but not limited to, ongoing investments (i) in clinical, sales and marketing initiatives to accelerate adoption of the Company in the rehabilitation market, (ii) in research, development and commercialization activities with respect to a robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use; and for working capital and other general corporate purposes.

On May 2, 2017, as consideration for 2016 supply and sales efforts provided by Equipois, LLC, the Company issued a total of 89,286 shares of common stock pursuant to the terms of its Asset Purchase Agreement with Equipois, LLC dated December 1, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, could cause our future results to differ materially from those expressed in the forward-looking information:

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

Overview

The Company designs, develops and sells exoskeleton technology to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. The Company has sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate and to walk again and (b) allow industrial workers to perform heavy duty work for extended periods.

Today, the Company’s medical exoskeleton, Ekso GT, is used as a rehabilitation tool to allow physicians and therapists to rehabilitate patients who have suffered a stroke or spinal cord injury. With its unique features designed specifically for hospitals and its proprietary SmartAssist software, Ekso GT allows for the early mobilization of patients, with high step count and high dosage treatments. The intent is to allow the patient’s central nervous system to take advantage of a person’s neuroplasticity to maximize a patient’s recovery.

For able-bodied industrial workers, last year we introduced a new product innovation for aerial work platforms (AWP) and scaffolding, the EksoZeroG, which is intended to significantly improve workforce productivity while dramatically reducing workplace related injuries in order to keep workers healthy, strong, and safe. EksoZeroG is a mobile arm mount that makes heavy tools feel weightless and enables workers to be more productive and safer. In 2017, we are focusing on increasing sales of the EksoZeroG by pursuing alternative channels such as rental agreements with construction equipment and heavy tool providers. In addition, we believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue development efforts to expand EksoWorks product offerings.

The Company believes the commercial opportunity for exoskeleton technology adoption is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. The Company believes it has learned how to integrate these existing technologies and wrap the result around a human being efficiently, elegantly and safely, supported by an industry leading intellectual property portfolio. The Company further believes it can do so across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

Clinical Update

The Company’s strategy continues to be to expand clinical data associated with robotic exoskeleton use and, in particular, Ekso GT. To date, there have been 55 studies announced utilizing the Ekso GT, including 33 completed studies and 22 ongoing studies, encompassing a total of over 1,200 patients. This includes the first Company-sponsored clinical trial, which is led by Professor Dylan Edwards, Ph.D., P.T., of The Burke Medical Research Institute. The study, entitled WISE (Walking Improvement for SCI with Exoskeletons), evaluates improvement in independent gait speeds of Spinal Cord Injury (“SCI”) patients undergoing rehabilitation with the Ekso GT and compares it to both conventional therapy and a control group. The US-based, multi-center study seeks to enroll approximately 160 people with chronic incomplete SCI.

The Company also continues to work with investigators who have independently initiated large clinical trials to study the use of the Ekso GT, including: a Kessler Foundation study that is enrolling acute stroke patients in a grant-funded randomized, controlled trial with the goal of demonstrating the benefits of early intervention with gait therapy using the Ekso GT; a study by the Rehabilitation Institute of Chicago focusing on the clinical efficacy of the Ekso GT in both SCI and stroke survivors; a study being conducted by nine European rehabilitation centers working in collaboration to study the progression of SCI patients over 8 weeks of therapy; and a study being conducted by the Moritz Klink entitled The MOST Study (Mobility improved after stroke when a robotic device was used in comparison to physical therapy) investigating the impact of gait training with the Ekso GT on functional independence of 80 patients with impaired gait as a consequence of stroke when compared to conventional physiotherapy alone.

In January 2017, the National Institute for Health and Care Excellence, a public body of the Department of Health in the United Kingdom, released a Medtech Innovation Briefing (MIB) on the Ekso GT robotic exoskeleton, the first and only such briefing on exoskeletons.  The MIB highlights the innovative aspect of Ekso Bionics’ proprietary SmartAssist software, which differentiates Ekso GT from other available wearable exoskeletons.   The MIB notes that SmartAssist technology allows physiotherapists to strategically target aspects of a patient's gait by providing different amounts of support to each leg, effectively personalizing the treatment for each patient’s specific needs.

Sales and Marketing Update - Rehabilitation

In conjunction with our FDA clearance in April 2016, including the only approved label in the industry that includes patients with hemiplegia due to stroke, we completed a full review of our sales and marketing efforts. We have begun to broaden the launch of our Ekso GT and our go-to-market plan in the US and in Europe, including an increase in marketing campaigns to educate the market on the benefits of stroke rehabilitation using exoskeletons, arranging product demonstrations with stakeholders at our target customers, and expanding our sales team.

Today we have six direct salespersons in the US and two in Europe, as well as a distributor manager for Europe. This sales team is supported by 11 physical therapists to provide customer demonstrations and training, and six sales operation and customer service personnel. As a result of the sales processes and analytics we have put in place over the last [few/several] quarters, we gave gained a better understanding of the progression from initial sales call to demonstration to final sale or rental of an Ekso GT, and the dynamics and timing of the selling processes with the rehabilitation community.

Recently we launched our Centers of Excellence program in both the US and Europe, a unique peer-to-peer program through which some of our key customers and thought leaders share their knowledge and experience with potential and new customers. The program spans the operational areas of clinical, sales and marketing to bring together the user experience and share it with new customers to facilitate adoption and utilization. These Centers of Excellence will work with our integrated sales and marketing teams and will be available to prospective customers/partners to discuss the clinical, business and financial merits of using the Ekso GT as a tool in rehabilitation. These Centers of Excellence complement the more than 130 hospitals and clinics that already have incorporated Ekso GT in their rehabilitation programs.

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

The US government regulates the medical device industry through various agencies, including but not limited to, the FDA, which administers the federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation (“QSR”). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

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

When the Company brought its first version medical device to market in 2012, the Company could not be certain as to the costs it would incur to support, maintain service and upgrade these early stage devices. Primarily for this reason, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, the amount of the arrangements were recognized as revenue and cost of revenue over a three year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to bifurcate its sales transactions into two separate units of accounting: (1) the device, associated software, original manufacturer warranty and training, if required, and (2) extended support and maintenance. As a result, in the first quarter of 2016, the Company began to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices is recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is recognized on a straight line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6.5 million and associated cost of revenue of $4.2 million, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2.4 million, or $0.13 per share, in its results of operations in the three month period ended March 31, 2016. In addition, the Company recorded $0.2 million for warranty expenses and a one-time charge of $0.9 million for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same time period.

Adoption of New Accounting Policy

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09 Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. In adopting ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur so as to more closely align compensation expense to services provided. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of January 1, 2017 of $0.2 million.

Results of Operations

The following table presents our results of operations for the three month period ended March 31 (in thousands):

	Three months ended March 31,			%
	2017	2016	Change	Change
Revenue:
Device and related	$1,408	$8,057	$(6,649)	-83%
Engineering services	28	429	(401)	-93%
Total revenue	1,436	8,486	(7,050)	-83%

Cost of revenue:
Device and related	1,077	6,669	(5,592)	-84%
Engineering services	7	319	(312)	-98%
Total cost of revenue	1,084	6,988	(5,904)	-84%

Gross profit	352	1,498	(1,146)	-77%

Operating expenses:
Sales and marketing	3,067	2,503	564	23%
Research and development	2,873	2,149	724	34%
General and administrative	2,553	3,488	(935)	-27%
Total operating expenses	8,493	8,140	353	4%

Loss from operations	(8,141)	(6,642)	(1,499)	23%

Other income (expense), net:
Gain (loss) on warrant liability	(69)	2,985	(3,054)	-
Interest and other, net	(92)	6	(98)	-
Total other income (expense), net	(161)	2,991	(3,152)	-

Net loss	(8,302)	(3,651)	(4,651)	127%

Less: Preferred deemed dividend	-	(3,124)	3,124	-
Net loss applicable to common shareholders	$(8,302)	$(6,775)	$(1,527)	23%

Revenue

Device and related revenue was $1.4 million for the quarter ended March 31, 2017. This amount includes $0.7 million of medical device related revenue, $0.2 million of associated service revenue and $0.5 million of industrial sales.

Device and related revenue was $8.1 million for the quarter ended March 31, 2016. Contributing to this revenue was $6.5 million of previously deferred revenue that was recognized as a result of a change of an accounting estimate related to revenue recognition. In addition, the March 31, 2016 quarter amounts include $1.3 million of revenue derived from medical device related sales, $0.2 million of associated service revenue, and $0.1 million of industrial sales. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition.

As the Company did not have any substantial engineering projects for the quarter ended March 31, 2017, the Company recognized an immaterial amount of engineering services revenues in the period. Engineering services revenue was $0.4 million for the quarter ended March 31, 2016.

Gross Profit

Gross profit for the quarter ended March 31, 2017 of $0.4 million was primarily derived from device and related revenue. This amount primarily reflects a gross profit of $0.2 million from medical device sales and $0.2 million from industrial sales.

Gross profit for quarter ended March 31, 2016 consists of $1.4 million attributable to device and related sales and $0.1 million attributable to engineering services. Device and related sales gross profit includes $2.4 million from our change in accounting estimate for shipments made prior to January 1, 2016 and $0.4 million based on the revised accounting estimate for units shipped or trained in the current quarter, offset primarily by $0.9 million of maintenance and $0.2 million of warranty expenses, both of which relate to devices sold prior to 2016, and $0.3 million gross profit loss on all other sources of revenue. See Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition.

Operating Expenses

Sales and marketing expenses increased $0.6 million, or 23%, for the three months ended March 31, 2017 compared to the same period of 2016 primarily due to a $0.4 million increase in payroll related costs from an increase in headcount and a $0.2 million increase in costs related to clinical research and related consulting, partially offset by a $0.2 million decrease in non-cash stock compensation expense. The decrease in stock compensation expense was primarily driven by a performance based stock option grant that expired without having vested, resulting in a $0.1 million reversal of previously expensed amounts.

Research and development expenses increased $0.7 million, or 34%, for the three months ended March 31, 2017 compared to the same period of 2016 primarily due to $0.3 million of labor expenses being diverted to product innovation from cost of engineering service revenue as compared to the prior year period. In addition, $0.2 million was incurred for prototype materials and $0.2 million was incurred for consultants in the March 31, 2017 quarter without comparable amounts in the March 31, 2016 quarter.

General and administrative expenses decreased by $0.9 million, or 27%, for the three months ended March 31, 2017 compared to the same period of 2016, primarily due to a $0.8 million non-cash stock compensation charge in the 2016 period related to the modification of stock options that had been granted to the then Chief Executive Officer without comparable amounts in the 2017 period. In addition, the 2016 period included $0.3 million for severance to the then Chief Executive Officer without a similar charge in the 2017 period.

Other Income (Expense), Net

The results of the period ended March 31, 2017 include a loss of $0.1 million from the revaluation of warrants issued in December 2015 compared to a gain of $3.0 million for the period ended March 31, 2016. The gains and losses on revaluation of warrants is primarily driven by changes in the Company’s stock price. The amounts for the 2017 quarter reflect $0.1 million of interest expense associated with $7.0 million debt financing obtained in December 2016. The Company had substantially no debt outstanding during the 2016 period.

Preferred Deemed Dividend

In the first quarter of 2016, 4,005 shares of convertible preferred stock were converted into approximately 566,400 shares of common stock, resulting in a $3.1 million non-cash preferred deemed dividend that related to the amortization of the discount associated with the warrants issued in December 2015. There was no comparable amount in the first quarter of 2017.

Financial Condition, Liquidity and Capital Resources

Since the Company’s inception, it has devoted substantially all of its efforts toward the development of exoskeletons for the medical, military and industrial markets, toward the commercialization of medical exoskeletons to rehabilitation centers and toward raising capital. Accordingly, the Company is considered to be in the early commercialization stage. The Company has financed its operations primarily through the issuance and sale of equity securities for cash consideration and convertible and promissory notes, as well as from government research grant awards and strategic collaboration payments.

Cash and Working Capital

Cash on hand at March 31, 2017 was $9.4 million compared to $16.8 million at December 31, 2016. For the three month period ended March 31, 2017, the Company used $7.3 million of cash in operations compared to $6.8 for the three month period ended March 31, 2016.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of March 31, 2017, the Company had an accumulated deficit of $123.3 million.

As noted in Note 9, Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of March 31, 2017, the most recent determination of this restriction, $6.7 million of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering such cash restriction, effective unrestricted cash as of March 31, 2017 is estimated to be $2.7 million. In April 2017, the Company sold 3,732,356 shares of common stock and warrants to purchase 1,866,178 shares of common stock for net proceeds of approximately $10.9 million (refer to Note 17 Subsequent Events for additional information). Based on a look-forward period of one year from the filing of this Quarterly Report on Form 10-Q, and after considering the approximately $10.9 million raised in April 2017, the Company’s cash on hand will not be sufficient to satisfy its operations for the next twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon the Company’s current cash resources, cash raised in April 2017 from the sale of common stock, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2018. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods (in thousands). The Company held no cash equivalents for any of the periods presented.

	Three months ended
	March 31,
	2017	2016
Net cash used in operating activities	$(7,254)	$(6,789)
Net cash used in investing activities	(138)	(285)
Net cash provided by (used in) financing activities	2	(164)
Effect of exchange rate changes on cash	(30)	-
Net decrease in cash	(7,420)	(7,238)
Cash at the beginning of the period	16,846	19,552
Cash at the end of the period	$9,426	$12,314

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2017 was driven by our $8.3 million net loss, offset by $1.0 million in non-cash charges primarily related to depreciation and amortization and stock-based compensation expense.

Net cash used in operations for the three months ended March 31, 2016 was driven by our $3.7 million net loss and a $3.0 million non-cash gain from the revaluation of warrants issued in December 2015, offset by $2.0 million in non-cash charges related to depreciation and amortization, and stock compensation expense. In addition, our change in accounting estimate related to our revenue recognition policy resulted in a non-cash gain of $6.5 million of previously deferred revenue, offset by non-cash charges of $4.2 million of previously deferred cost of revenues, $0.9 million of accrued maintenance and $0.2 million of accrued warranty costs.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, was primarily to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used for demonstrations and loaned to current customers.

Net Cash Provided by Financing Activities

Substantially no cash was generated by financing activities during the three months ended March 31, 2017. The net cash used by financing activities for the three months ended March 31, 2016 consisted primarily of expenses related to the December 2015 issuance of convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2017, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
		Less than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years
Term Loan	$8,250	$811	$5,196	$2,243	$-
Facility operating lease	2,422	460	1,457	505	-
Capital lease	126	37	89	-	-
Leasehold improvement loan	8	8	-	-	-
Total	$10,806	$1,316	$6,742	$2,748	$-

In addition to the table above, which reflects only fixed payment obligations, the Company has two license agreements to maintain exclusive rights to certain patents. Under these license agreements, the Company is required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, the Company will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The license agreements also stipulate minimum annual royalties of $50,000 per year.

In connection with our acquisition of Equipois in December 2015, the Company assumed the rights and obligations of Equipois under a license agreement with Garrett Brown, the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company will be required to pay Mr. Brown a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

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

In addition, we conduct business in foreign countries and have subsidiaries based in the United Kingdom and Germany. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

10.41	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2017).
10.42	Placement Agency Agreement, dated as of April 2, 2017 by and among the Company and B. Riley & Co., LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2017).
10.43	Form of Leak-Out Agreement (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 5, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”):
•	unaudited condensed consolidated balance sheets;

•	unaudited condensed consolidated statements of operations and comprehensive loss;

•	unaudited condensed consolidated statement of cash flows;

•	notes to unaudited condensed consolidated financial statements;

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: May 9, 2017	By:	/s/ Thomas Looby
Thomas Looby
President and Chief Executive Officer

Date: May 9, 2017	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)