Form 10-Q
period 2017-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2017-08-07
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________________________________________________________________________________________

FORM 10-Q

 _____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-37854

 _____________________________________________________________________________________________

Ekso Bionics Holdings, Inc.

(Exact name of registrant as specified in its charter)

 _____________________________________________________________________________________________

Nevada	99-0367049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1414 Harbour Way South, Suite 1201 Richmond, CA	94804
(Address of principal executive offices)	(Zip Code)

(510) 984-1761

(Registrant’s telephone number, including area code)

 _____________________________________________________________________________________________

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

The number of shares of registrant’s common stock outstanding as of August 1, 2017 was 25,789,159.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value) (Unaudited)

	June 30,	December 31,
	2017	2016
Assets	(unaudited)	(Note 2)
Current assets:
Cash	$10,701	$16,846
Accounts receivable, net	2,107	1,780
Inventories, net	1,896	1,556
Prepaid expenses and other current assets	597	502
Total current assets	15,301	20,684
Property and equipment, net	2,562	2,435
Intangible assets, net	762	1,026
Goodwill	189	189
Other assets	118	91
Total assets	$18,932	$24,425
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,068	$1,879
Accrued liabilities	2,458	3,556
Deferred revenues, current	948	825
Note payable, current	972	-
Accrued restructuring	95	-
Other liabilities, current	46	54
Total current liabilities	6,587	6,314
Deferred revenue	653	805
Note payable	5,906	6,789
Warrant liabilities	3,810	3,546
Contingent consideration liability	238	217
Contingent success fee liability	37	116
Other non-current liabilities	73	107
Total liabilities	17,304	17,894
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized;
none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 71,429 shares authorized;
25,789 and 21,894 shares issued and outstanding
as of June 30, 2017 and December 31, 2016, respectively	26	22
Additional paid-in capital	130,598	121,291
Accumulated other comprehensive (loss) income	(155)	79
Accumulated deficit	(128,841)	(114,861)
Total stockholders' equity	1,628	6,531
Total liabilities and stockholders' equity	$18,932	$24,425

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Device and related	$1,867	$1,451	$3,275	$9,508
Engineering services	-	101	28	530
Total revenue	1,867	1,552	3,303	10,038

Cost of revenue:
Device and related	1,471	1,286	2,548	7,955
Engineering services	-	63	7	382
Total cost of revenue	1,471	1,349	2,555	8,337

Gross profit	396	203	748	1,701

Operating expenses:
Sales and marketing	3,270	2,913	6,337	5,416
Research and development	2,632	2,221	5,505	4,370
General and administrative	2,475	2,465	5,016	5,953
Restructuring	665	-	665	-
Change in fair value, contingent liabilities	(187)	-	(175)	-
Total operating expenses	8,855	7,599	17,348	15,739

Loss from operations	(8,459)	(7,396)	(16,600)	(14,038)

Other income, net:
Gain on warrant liabilities	3,106	1,665	3,037	4,650
Interest and other, net	(154)	(34)	(246)	(28)
Total other income, net	2,952	1,631	2,791	4,622

Net loss	(5,507)	(5,765)	(13,809)	(9,416)

Less: Preferred deemed dividend	-	(4,205)	-	(7,329)
Net loss applicable to common shareholders	(5,507)	(9,970)	(13,809)	(16,745)
Foreign currency translation adjustments	(203)	18	(234)	11
Comprehensive loss	$(5,710)	$(9,952)	$(14,043)	$(16,734)

Net loss per share applicable
to common shareholders, basic and diluted	$(0.22)	$(0.61)	$(0.58)	$(1.06)

Weighted average number of shares of common
stock outstanding, basic and diluted	25,515	16,247	23,717	15,817

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Six months ended
	June 30,
	2017	2016
Operating activities:
Net loss	$(13,809)	$(9,416)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on change in fair value of warrant liabilities	(3,037)	(4,650)
Stock-based compensation expense	1,105	2,101
Depreciation and amortization	881	908
Provision for doubtful accounts	55	-
Amortization of deferred rent	(15)	(18)
Accretion of final payment fee of debt	48	-
Amortization of debt discounts	41	-
Gain on change in fair value of contingent liabilities	(58)	-
Unrealized (gain)/loss on foreign currency transactions	(273)	11
Changes in operating assets and liabilities:
Accounts receivable	(382)	503
Inventories	(836)	(1,330)
Note receivable	-	(90)
Prepaid expense and other assets	(122)	(252)
Deferred costs of revenue	-	4,590
Accounts payable	328	(620)
Accrued liabilities	(851)	1,257
Accrued restructuring cost	95	-
Deferred revenues	(29)	(7,116)
Net cash used in operating activities	(16,859)	(14,122)

Investing activities:
Acquisition of property and equipment	(248)	(597)
Net cash used in investing activities	(248)	(597)

Financing activities:
Proceeds from issuance of common stock and warrants, net	10,919	-
Principal payments on note payable	(38)	(56)
Fees paid related to issuance of convertible preferred stock	-	(173)
Proceeds from exercise of stock options	42	57
Net cash provided by (used in) financing activities	10,923	(172)
Effect of exchange rate changes on cash	39	-
Net decrease increase in cash	(6,145)	(14,891)
Cash at beginning of period	16,846	19,552
Cash at end of period	$10,701	$4,661

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

1.	Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) is a leading developer of exoskeleton solutions that amplify human potential by supporting or enhancing strength, endurance and mobility across medical, industrial and defense applications. Founded in 2005, the Company continues to build upon its unparalleled expertise to design some of the most cutting-edge, innovative wearable robots available on the market. Ekso Bionics is the only exoskeleton company to offer technologies that range from helping those with paralysis to stand up and walk, to enhancing human capabilities on job sites across the globe, to providing research for the advancement of R&D projects intended to benefit U.S. defense capabilities. The Company is headquartered in the Bay Area and is listed on the Nasdaq Capital Market under the symbol “EKSO”.

All common stock share and per share amounts have been adjusted to reflect the one-for-seven reverse stock split completed on May 4, 2016. See Note 12, Capitalization and Equity Structure – Reverse Stock Split.

Liquidity

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of June 30, 2017, the Company had an accumulated deficit of $128,841.

Cash on hand at June 30, 2017 was $10,701 compared to $16,846 at December 31, 2016. For the six months ended June 30, 2017, the Company used $16,859 of cash in operations compared to $14,122 for the six month period ended June 30, 2016. As noted in Note 10, Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn using the average of recent six month results, recomputed each month. As of June 30, 2017, the most recent determination of this restriction, which included one-time restructuring costs of $665, $7,518 of cash must remain as unrestricted. After considering such cash restriction, effective unrestricted cash as of June 30, 2017 is estimated to be $3,183.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, reduced expenses related to the Company’s recently announced restructuring and workforce reduction, as well as assuming the ability to exhaust its cash resources despite the covenant regarding minimum cash, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2018. The Company’s cash on hand; however, will not be sufficient to satisfy its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

In July of 2017, the Company announced that its board of directors approved a proposed rights offering to raise gross proceeds of up to $34,000 (refer to Note 18 Subsequent Events for additional information). Based on a look-forward period of one year from the date of issuance of these financial statements, and assuming the Company is able to generate expected proceeds in the third quarter of 2017 in connection with the proposed rights offering, the Company would have sufficient cash on hand to satisfy its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements.  In support of the anticipated financing described in Note 18 Subsequent Events , the Company and Lender agreed to an amendment of the long-term debt agreement described in Note 10 Long-term Debt, whereby the minimum liquidity requirement has been suspended until after the anticipated close and funding date(s) of the proposed rights offering described in Note 18 Subsequent Events.

The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2016, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017. The results of operations for the three months and six months of fiscal year 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Going Concern

The Company assesses its ability to continue as a going concern at every interim and annual period in accordance with Accounting Standards Codification 205-40. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The ability to meet our obligations as they come due and the attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the look-forward period one year from the issuance of these financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We evaluate whether it is probable that our plans to mitigate those conditions will alleviate that substantial doubt at every interim and annual period and disclose the conditions giving rise to substantial doubt and the results of our evaluation.

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of June 30, 2017 and December 31, 2016.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of June 30, 2017, we had one customer with an accounts receivable balance totaling 10% or more of our total accounts receivable (13%) compared with three customers as of December 31, 2016 (18%, 16% and 11%).

In the three months ended June 30, 2017, we had two customers with revenue of 10% or more of total revenue (12% and 10%), compared with two customers in the three months ended June 30, 2016 (11% and 12%). In the six months ended June 30, 2017, we had one customer with sales comprising 10% or more of our total customer sales (14%).We had no customers with sales 10% or more of total billed revenue in the six months ended June 30, 2016.

Medical Device Revenue and Cost of Revenue Recognition

The Company builds medical device robotic exoskeletons for sale and capitalizes into inventory materials, direct and indirect labor and overhead in connection with the manufacture and assembly of these units.

When the Company brought its first version medical device to market in 2012, the Company could not be certain as to the costs it would incur to support, maintain, service, and upgrade these early stage devices. Primarily for this reason, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, the amount of the arrangements was recognized as revenue and cost of revenue over a three-year period on a straight-line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to separate its multiple element arrangements into two distinct units of accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. As a result, in the first quarter of 2016, the Company began to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices is recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is recognized on a straight-line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358, or $0.13 per share, in its results of operations for the six months ended June 30, 2016.  In addition, the Company recorded $212 for warranty expenses and a one-time charge of $911 for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of this update by one year. In April 2016, the FASB issued a further update, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies that contractual provisions that explicitly or implicitly require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that explicitly or implicitly define the attributes of a single promised license. In May 2016, the FASB issued a further update, ASU 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies key areas concerning: (1) assessment of collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) non-cash consideration, (4) contract modifications at transition, (5) completed contracts at transition, and (6) disclosing the accounting change in the period of adoption. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company has identified the existing contracts likely to fall under ASC 606 and plans to adopt this guidance on January 1, 2018 applying the modified-retrospective approach.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

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

In March 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions for public companies, including: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to change its accounting policy to account for forfeitures as they occur to more closely align compensation expense to services provided. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings of $171 as of January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities are required to record an impairment charge based on the excess of the carrying amount over its fair value. The new standard will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not expect the impact of adopting ASU 2017-04 to be material on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-09 will have on its financial statements and related disclosures.

3.	Accumulated Other Comprehensive (Loss) Income

The change in accumulated other comprehensive (loss) income presented on the condensed consolidated balance sheets and the impact of significant amounts reclassified from accumulated other comprehensive (loss) income on information presented in the condensed consolidated statements of operations and comprehensive loss for the six months ending June 30, 2017 are reflected in the table below, net of tax:

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Foreign
Currency
Translation
Balance at December 31, 2016	$79
Other comprehensive loss before reclassification	(234)
Balance at June 30, 2017	$(155)

4.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2017
Liabilities
Warrant liabilities	$3,810	$-	$-	$3,810
Contingent consideration liability	$238	$-	$-	$238
Contingent success fee liability	$37	$-	$-	$37

December 31, 2016
Liabilities
Warrant liability	$3,546	$-	$-	$3,546
Contingent consideration liability	$217	$-	$-	$217
Contingent success fee liability	$116	$-	$-	$116

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2017, which were measured at fair value on a recurring basis:

		Contingent	Contingent
	Warrant	Consideration	Success Fee
	Liabilities	Liability	Liability
Balance at December 31, 2016	$3,546	$217	$116
Initial fair value of warrants issued in conjunction with 2017 financing	3,301	-	-
Gain on decrease in fair value of warrants issued	-	-	-
in conjunction with 2015 and 2017 financing	(3,037)	-	-
Loss on increase in fair value of obligation	-	21	-
Gain on decrease in fair value of obligation	-	-	(79)
Balance at June 30, 2017	$3,810	$238	$37

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Refer to Note 12 Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.	Inventories, net

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$1,196	$1,193
Work in process	106	198
Finished goods	696	267
	1,998	1,658
Less: inventory reserve	(102)	(102)
Inventories, net	$1,896	$1,556

6.	Deferred Revenues

In connection with our medical devices, the Company often receives cash payments before the earnings process is complete. The Company records the payments as customer deposits until a device is shipped to the customer. The cash received is recorded as a component of deferred revenue.

Deferred revenues consisted of the following:

	June 30,	December 31,
	2017	2016
Customer deposits and advances	$55	$47
Deferred rental income	104	60
Deferred extended maintenance and support	1,442	1,523
Total deferred revenues	1,601	1,630
Less current portion	(948)	(825)
Deferred revenues, non-current	$653	$805

7.	Intangible Assets

The following table reflects the amortization of the purchased intangible assets as of June 30, 2017:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(611)	$549
Customer relationships	70	(37)	33
Customer trade name	380	(200)	180
	$1,610	$(848)	$762

Estimated future amortization for the remainder of 2017 is $272 and $490 for 2018.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
Salaries, benefits and related expenses	$1,544	$2,349
Device maintenance	338	483
Device warranty	123	203
Professional fees	123	56
Clinical trials	55	-
Equipois earn-out	-	355
Other	275	110
Total	$2,458	$3,556

A reconciliation of the changes in the current portion of maintenance and warranty liabilities for the period ended June 30, 2017 was as follows:

	Maintenance	Warranty	Total
Balance at December 31, 2016	$483	$203	$686
Incurred costs	(145)	(80)	(225)
Balance at June 30, 2017	$338	$123	$461

9.	Restructuring

In May of 2017, the Company streamlined its operations and reduced its workforce by approximately 27 employees to lower operating expenses and reduce cash burn. The Company will focus its on the commercialization of its proprietary Ekso GT for rehabilitation and its exoskeleton offerings for industrial applications. The restructuring plan was completed by the end of the second quarter of 2017.

The Company recorded restructuring expense of $0.7 million for the three and six months ended June 30, 2017 comprised of employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other severance related benefits. (refer to Note 13 Stock Based Compensation for issuance of restricted stock units) As of June 30, 2017, $0.1 million of the restructuring expenses remained in accrued restructuring on the Company’s condensed consolidated balance sheet.

The following table summarizes accrued restructuring costs as of June 30, 2017:

Employee Severance
and Other Benefits
Balance at December 31, 2016	$-
Restructuring charges	665
Cash payments	(384)
Stock based compensation expense	(186)
Balance at June 30, 2017	$95

10.	Long-Term Debt

In December 2016, the Company entered into a loan agreement and received $7,000 that bears interest on the outstanding daily balance at a floating per annum rate equal to the 30-day U.S. LIBOR rate plus 5.41%. The agreement also allows the Company to borrow an additional $3,000 if certain conditions are met, which as of June 30, 2017 had not been met. The loan agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

The Company is required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company is required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $48 has accreted as of June 30, 2017, to be paid in 2021 and is included as a component of note payable in the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the condensed consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the condensed consolidated balance sheets. At June 30, 2017, the carrying value of the contingent success fee liability was $37.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $7,518 as of June 30, 2017, the most current determination, with the amount subject to change on a month-to-month basis. At June 30, 2017, with cash on hand of $10,701, the Company was compliant with this liquidity covenant and all other covenants. Pursuant to the restructuring and in anticipation of the financing described in Note 18 Subsequent Events, the lender and the Company executed an amendment to the loan agreement which suspended the minimum liquidity requirement until September 16, 2017, which is expected to be after the anticipated close of the financing.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest result in an effective annual interest rate of 8.98% for three-month period ended June 30, 2017 and 8.88% for the six month period ended June 30, 2017. The final payment fee, the initial fair value of the success fee and debt issuance costs will be accreted and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of our long-term debt and final payment fee as of June 30, 2017:

Period	Amount
2017	$-
2018	2,139
2019	2,333
2020	2,333
2021	440
Total principal payments	7,245
Less final payment fee, discount and issuance cost	(367)
Long-term debt, net	$6,878
Current portion	972
Long-term portion	5,906
Total principal payments	$6,878

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

11.	Lease Obligations

The Company has an operating lease agreement for its headquarters and manufacturing facility in Richmond, California that expires in May 2022.

In July 2017, the Company entered into an operating lease agreement having a five-year lease term for an office in Hamburg, Germany. The Company has an option to extend the lease for another five-year term. The Company continues to lease an office in Freiburg with plans to vacate the premises and terminate the lease agreement by the end of 2017.

In August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This capital lease is classified as a component of other liabilities, current and other non-current liabilities in the condensed consolidated balance sheets.

The Company estimates future minimum payments as of June 30, 2017 to be the following:

Period	Capital Lease	Operating Lease
2017 – remainder	$19	$320
2018	37	598
2019	37	613
2020	22	625
2021	-	552
Thereafter	-	249
Total minimum payments	115	$2,957
Less interest	(8)
Present value minimum payments	107
Less current portion	(34)
Long-term portion	$73

Rent expense under the Company’s operating leases was $108 and $102 for the three months ended June 30, 2017 and 2016, respectively, and $209 and $198 for the six months ended June 30, 2017 and 2016, respectively.

12.	Capitalization and Equity Structure

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

Common Stock

In April 2017, the Company sold in a registered direct offering an aggregate of 3,732 shares of its common stock, par value $0.001 per share, and warrants to purchase 1,866 shares of common stock. The aggregate net proceeds of the transaction were approximately $10.9 million.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Warrants

Warrant shares outstanding as of December 31, 2016, and June 30, 2017 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2016	Issued	Exercised	Expired	June 30, 2017
2017 Warrants	$4.10	5	-	1,866	-	-	1,866
2015 Warrants	$3.74	5	1,634	-	-	-	1,634
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	-	-	-	426
Bridge warrants	$7.00	3	371	-	-	(371)	-
PPO warrants	$14.00	5	1,078	-	-	-	1,078
Pre-2014 warrants	$9.66	9-10	88	-	-	-	88
			3,597	1,866	-	(371)	5,092

2017 Warrants

In April 2017, the Company issued warrants to purchase 1,866 shares of the Company’s common stock with an exercise price of $4.10 per share (the “2017 Warrants”). The 2017 Warrants will become exercisable six months following the issuance date and will expire five years from the date they become exercisable. The 2017 Warrants contain a put-option provision. Under this provision, while the 2017 Warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity will, at the option of each warrant holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, a portion of the proceeds from the sale of common stock in the registered direct offering was recorded as a warrant liability equal to the fair value of the warrants on the date of issuance and the 2017 Warrants are marked to market at each reporting date. Issuance costs allocated to the 2017 Warrants were $185 and have been expensed as financing costs on the date of issuance.

2015 Warrants

In December 2015, the Company issued warrants to purchase 2,122 shares with an exercise price of $3.74 per share (the “2015 Warrants”). The 2015 Warrants contain a put-option provision. Under this provision, while the 2015 Warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity will, at the option of each warrant holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, the 2015 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liabilities related to the 2017 Warrants and 2015 Warrants are measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the warrants as of June 30, 2017:

Current share price	$2.32
Conversion price	$3.74 - 4.10
Risk-free interest rate	1.63% - 1.92%
Term (years)	3.50 - 5.27
Volatility of stock	75%

13.	Stock-based Compensation

In June 2017, the Company shareholders approved an amendment of the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) to increase the number of shares available for grant by 1,000 shares.  The total shares authorized for grant under the 2014 Plan was 4,714, of which 1,543 are available for future grant as of June 30, 2017.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Stock Options

The following table summarizes information about the Company’s stock options outstanding at June 30, 2017, and activity during the six-month period then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2016	2,477	$6.50
Options granted	266	$2.98
Options exercised	(73)	$0.58
Options forfeited	(105)	$7.69
Options cancelled	(28)	$8.12
Balance as of June 30, 2017	2,537	$6.23	7.24	$75
Vested and expected to vest at June 30, 2017	2,537	$6.23	7.24	$75
Exercisable as of June 30, 2017	1,424	$6.44	5.99	$75

As of June 30, 2017, total unrecognized compensation cost related to unvested stock options was $3,734. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.5 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Dividend yield	—	—	—	—
Risk-free interest rate	1.88%	1.28% - 1.43%	1.88% - 2.29%	1.24% - 1.78%
Expected term (in years)	6	5-6	6 - 9	5-10
Volatility	77%	78%	77%	78%

Restricted Stock Units

In April 2017, the Company granted a total of 153 restricted stock units (“RSUs”) to certain executive officers, which vest over four years, with 25% becoming exercisable on each yearly anniversary of the date of grant.

In May 2017, the Company granted a total of 120 restricted stock units to terminated employees, which will vest in September 2017. The valuation of RSUs was determined at the date of grant using the closing stock price.

RSU activity for the six months ended June 30, 2017 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2017	-
Granted	273	$2.30
Vested	-
Forfeited	-
Unvested at June 30, 2017	273

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Employee Stock Purchase Plan

In June 2017, the Company’s stockholders approved the Employee Stock Purchase Plan (the “2017 ESPP”). Under the 2017 ESPP, the Company reserved 500 shares of common stock for issuance as of its effective date of April 26, 2017, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The 2017 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The 2017 ESPP provides for six-month offering periods ending on June 30 and December 31 of each year. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

Compensation Expense

Total stock-based compensation expense related to options granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales and marketing	$158	$206	$178	$438
Research and development	82	141	184	372
General and administrative	283	180	557	1,291
Restructuring Charges	186	-	186	-
	$709	$527	$1,105	$2,101

14.	Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2017, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

15.	Commitments and Contingencies

Material Contracts

The Company enters various license, research collaboration and development agreements which provide for payments to the Company for government grants, fees, cost reimbursements typically with a markup, technology transfer and license fees, and royalty payments on sales.

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

16.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(5,507)	$(9,970)	$(13,809)	$(16,745)

Denominator:
Weighted-average number of shares, basic and diluted	25,515	16,247	23,717	15,817

Net loss per share, basic and diluted	$(0.22)	$(0.61)	$(0.58)	$(1.06)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2017	2016
Options to purchase common stock	2,537	2,303
Warrants for common stock	5,092	4,085
Common stock issuable upon conversion of preferred shares	-	547
Total common stock equivalents	7,629	6,935

17.	Segment Disclosures

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

Segment reporting information is as follows:

	Device and Related			Engineering
	Medical	Industrial	Total	Services	Total
Three months ended June 30, 2017
Revenue	$1,502	$365	$1,867	$-	$1,867
Cost of revenue	1,185	286	1,471	-	1,471
Gross profit	$317	$79	$396	$-	$396

Three months ended June 30, 2016
Revenue	$1,451	$-	$1,451	$101	$1,552
Cost of revenue	1,286	-	1,286	63	1,349
Gross profit	$165	$-	$165	$38	$203

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

	Device and Related
	Medical	Industrial	Total	Engineering Services	Total
Six months ended June 30, 2017
Revenue	$2,372	$903	$3,275	$28	$3,303
Cost of revenue	1,906	642	2,548	7	2,555
Gross profit	$466	$261	$727	$21	$748

Six months ended June 30, 2016
Revenue	$9,373	$135	$9,508	$530	$10,038
Cost of revenue	7,810	145	7,955	382	8,337
Gross profit	$1,563	$(10)	$1,553	$148	$1,701

Geographic information for revenue based on location of customers is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
United States	$1,031	$1,176	$1,962	$5,697
All Other	836	376	1,341	4,341
	$1,867	$1,552	$3,303	$10,038

18.	Subsequent Events

In July of 2017, the Company announced that its board of directors has approved a proposed rights offering to raise gross proceeds of up to $34,000. The rights offering is proposed to be made through the pro rata distribution of non-transferable subscription rights to purchase, in the aggregate, up to a potential 34,000 shares of the Company’s common stock at a subscription price of $1.00 per share, to shareholders and certain warrant holders of the Company on the record date of August 10, 2017. Each holder of shares of common stock as of the record date will receive, at no charge, one subscription right for each share of common stock owned on the record date, and certain holders of warrants issued by the Company on the record date will receive subscription rights pursuant to the terms of the warrants. Each holder of subscription rights will have a basic subscription right to purchase its pro rata portion of the shares of common stock offered in the proposed rights offering. The proposed rights offering will also include an over-subscription right, which will entitle a rights holder who exercises all of its basic subscription right in full the opportunity to purchase additional shares of common stock up to the amount of its basic subscription right, subject to the availability and pro rata allocation of shares among rights holders exercising their over-subscription right.

Puissance Capital Management (“Puissance”), pursuant to a purchase agreement entered into between Puissance and the Company, has committed to purchase, at the subscription price of $1.00 per share, any unsubscribed shares of common stock following exercise of the basic subscription right, provided that the number of shares purchased by Puissance is subject to a cap such that Puissance will not own more than 40% of the Company’s outstanding shares of common stock following the proposed rights offering. The shares of common stock to be sold to Puissance pursuant to the purchase agreement will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the resale of the securities to be sold to Puissance pursuant to the purchase agreement. The Company is planning to commence the proposed rights offering in August of 2017.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

The proposed rights offering will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (Reg. No. 333-218517) on file with the Securities and Exchange Commission.

On July 17, 2017, the Company entered into a consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity affiliated with Puissance. Angel Pond will assist the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partner(s) and the development of strategic partnership(s) for the sale and manufacture of the Company’s products in that market. The Company will pay Angel Pond retainer and success fees of a minimum of $2,000 subject to the satisfaction of certain milestones, including the successful establishment of joint venture partnership(s) in the Asia Pacific region.

On August 4, 2017, the Company entered into Warrant Repurchase and Amendment Agreements (the “Amendment Agreements”) with all of the holders (collectively, the “Holders”) of the Company’s warrants (the “2017 Warrants”) issued pursuant to that certain Securities Purchase Agreement dated April 2, 2017 among the Company and the purchasers identified on the signature pages thereto (the “Purchase Agreement”), pursuant to which the Company and the Holders agreed to amend the Purchase Agreement to remove the prohibition on the Company effecting a variable rate transaction and to clarify that the distribution of rights pro rata to all record holders of the Company’s common stock would be an exempt issuance not subject to certain rights of the purchasers under the Purchase Agreement, and provided for a mutual release of prior claims. In addition, the Company agreed to repurchase the 2017 Warrants from each Holder for $1.23 per share, subject to such Holder exercising at least their basic subscription right in the Company’s proposed rights offering, and to permit each Holder to use all or a portion of the consideration received pursuant to the Amendment Agreements to pay the subscription price for the exercise of their subscription rights in the rights offering. The closing of the transactions contemplated by the Amendment Agreements is expected to occur simultaneously with the closing of the rights offering, subject to the satisfaction of certain closing conditions.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include all statements other than statements of historical facts contained or incorporated by reference in this quarterly report, including statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of human exoskeletons, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (iv) our beliefs regarding the potential for commercial opportunity for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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

Recent Business Developments

Restructuring

In May of 2017, the Company streamlined its operations and reduced its workforce by approximately 27 employees to lower operating expenses and reduce cash burn. The Company will focus its efforts on the commercialization of its proprietary Ekso GT for rehabilitation and its exoskeleton offerings for industrial applications. The restructuring plan was completed by the end of the second quarter of 2017. The Company recorded restructuring expense of $0.7 million for the three and six months ended June 30, 2017,comprised of employee severance payments, stock compensation expense related to restricted stock units issued to terminated employees, and other severance related benefits. (Refer to Note 9 Restructuring of the Condensed Consolidated Financial Statements).

Equity Financings

In April 2017, the Company sold in a registered direct offering an aggregate of 3,732,356 shares of its common stock, par value $0.001 per share, and warrants to purchase 1,866,178 shares of common stock with an exercise price of $4.10 per share. The aggregate net proceeds of the transaction were approximately $10.9 million. The warrants will become exercisable six months following the issuance date and will expire five years from the date they become exercisable.

In July of 2017, the Company announced that its board of directors approved a proposed rights offering to raise gross proceeds of up to $34.0 million. (Refer to Note 18 Subsequent Event of the Condensed Consolidated Financial Statements).

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

Sales and Marketing Update - Rehabilitation

In conjunction with our FDA clearance in April 2016, including the only approved label in the industry that includes patients with hemiplegia due to stroke, we completed a full review of our sales and marketing efforts. We have begun to broaden the launch of our Ekso GT and our go-to-market plan in the US and in Europe, including an increase in marketing campaigns to educate the market on the benefits of stroke rehabilitation using exoskeletons, and arranging product demonstrations with various stakeholders at our target customer.

Today we have five direct salespersons, and one sales development representative in the US, one direct sales representative and a distributor manager for over 10 distributors in Europe, as well as a sales operations manager that supports the efforts of both regions This sales team is supported by 10 physical therapists to provide customer demonstrations and training, and six sales operation and customer service personnel. Over the past several quarters the Company has endeavored to better understand its customer’s decision cycle for adopting the Company’s new technology, in order to optimize the pace of placements and adoption, and has piloted a number of alternative approaches for trial, sales, and rental options. For example, in the United States, we have piloted a short-term (three to six months) customer rental with an option to convert to purchase or rent to place units with customers, which in several cases has been more effective than pursuing sales through the standard capital purchase budget cycle. Given the track record of converting previous rentals to sales, we could see these short term rentals in the United States and other operating rental options facilitate expansion of the Company’s rehabilitation program, while also allowing us to reduce the timeline to place our Ekso GT units.

Recently we launched our Centers of Excellence program in both the US and Europe, a unique peer-to-peer program through which some of our key customers and thought leaders share their knowledge and experience with potential and new customers. The program spans the operational areas of clinical, sales and marketing to bring together the user experience and share it with new customers to facilitate adoption and utilization. These Centers of Excellence will work with our integrated sales and marketing teams and will be available to prospective customers/partners to discuss the clinical, business and financial merits of using the Ekso GT as a tool in rehabilitation. These Centers of Excellence complement the more than 175 hospitals and clinics that already have incorporated Ekso GT in their rehabilitation programs.

Ekso Bionics has been granted 35 Continuing Competence Units, through the Federation of State Board of Physical Therapy (FSBPT), for physical therapists that successful complete the Ekso GT training program. The FSBPT recognized the comprehensive overview of gait analysis, robotic technology integration into gait training, and interactive learning through guided instruction during our training program.

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

When the Company brought its first version medical device to market in 2012, the Company could not be certain as to the costs it would incur to support, maintain service and upgrade these early stage devices. Primarily for this reason, prior to January 1, 2016, the sale of a device, associated software, initial training, and extended support and maintenance were deemed as a single unit of accounting due to the uncertainty of the Company’s follow-up maintenance and upgrade expenses, which were forecast to extend over three years. Accordingly, the revenue from the sales of the device and associated cost of revenue were deferred at the time of shipment. Upon completion of training, the amount of the arrangements were recognized as revenue and cost of revenue over a three-year period on a straight line basis, while all service expenses, whether or not covered by the Company’s original warranty, extended warranty contracts, or neither, were recognized as incurred.

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to bifurcate its sales transactions into two separate units of accounting: (1) the device, associated software, original manufacturer warranty and training, if required, and (2) extended support and maintenance. As a result, in the first quarter of 2016, the Company began to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices is recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is recognized on a straight-line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6.5 million and associated cost of revenue of $4.2 million, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2.4 million, or $0.13 per share, in its results of operations in the three-month period ended March 31, 2016. In addition, the Company recorded $0.2 million for warranty expenses and a one-time charge of $0.9 million for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same time period.

Adoption of New Accounting Policy

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09 Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. In adopting ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur to more closely align compensation expense to services provided. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of January 1, 2017 of $0.2 million.

Results of Operations

The following table presents our results of operations for the three-month period ended June 30 (in thousands):

	Three months ended June 30,
	2017	2016	Change	% Change
Revenue:
Device and related	$1,867	$1,451	$416	29%
Engineering services	-	101	(101)	-100%
Total revenue	1,867	1,552	315	20%

Cost of revenue:
Device and related	1,471	1,286	185	14%
Engineering services	-	63	(63)	-100%
Total cost of revenue	1,471	1,349	122	9%

Gross profit	396	203	193	95%

Operating expenses:
Sales and marketing	3,270	2,913	357	12%
Research and development	2,632	2,221	411	19%
General and administrative	2,475	2,465	10	0%
Restructuring	665	-	665	--
Gain in fair value, contingent consideration	(187)	-	(187)	--
Total operating expenses	8,855	7,599	1,256	17%

Loss from operations	(8,459)	(7,396)	(1,063)	14%

Other income, net:
Gain on warrant liabilities	3,106	1,665	1,441	87%
Interest and other, net	(154)	(34)	(120)	353%
Total other income, net	2,952	1,631	1,321	81%

Net loss	(5,507)	(5,765)	258	-4%

Less: Preferred deemed dividend	-	(4,205)	4,205	-100%
Net loss applicable to common shareholders	$(5,507)	$(9,970)	$4,463	-45%

Revenue

Device and related increased $0.4 million, or 29%, for the three months ended June 30, 2017 compared to the same period of 2016 primarily due to an increase in industrial device revenue of $0.3 million related to the commercial sale of industrial products not offered in the same period of 2016. We also recorded a $0.1 million increase in medical device revenue due to higher medical device sales.

We did not have engineering service contracts for the three months ended June 30, 2017.

Gross Profit

Gross profit increased $0.2 million, or 95%, for the three months ended June 30, 2017 primarily due to higher sales of medical devices.

Operating Expenses

Sales and marketing expenses increased $0.4 million, or 12%, for the three months ended June 30, 2017 compared to the same period of 2016 primarily due to an increase in marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and its exoskeleton offerings for industrial applications, and an increase in clinical research activity.

Research and development expenses increased $0.4 million, or 19%, for the three months ended June 30, 2017 compared to the same period of 2016 primarily due to labor being redirected to product innovation activity from billable engineering service projects, which was recorded in cost of revenue.

General and administrative expenses was consistent with the same period of 2016.

Restructuring expense of $0.7 million for the three months ended June 30, 2017 includes employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other severance related benefits.

Gain on fair value, contingent consideration of $0.2 million for the quarter ended June 30, 2017 includes the changes of the fair value of the contingent consideration liability related to Equipois sales earnouts and contingent success fee liability related to the outstanding debt with lender.

Other Income, Net

Other income, net, increased $1.3 million, or 81%, primarily related to the changes of fair value of the warrant liabilities.

Gain on warrant liabilities includes the gain of $3.1 million from the revaluation of warrants issued in 2015 and 2017 compared to a gain of $1.7 million from the revaluation of warrants issued in 2015 for the three months ended June 30, 2016. The gains and losses on revaluation of warrants is primarily driven by changes in the Company’s stock price.

Interest and other expense, net increased $0.1 million, or 353%, primarily due to interest expense associated with $7.0 million debt obtained in December 2016. The Company had substantially no debt outstanding in 2016.

Preferred Deemed Dividend

In the three months ended June 30, 2016, 5,391 shares of convertible preferred stock were converted into approximately 762,500 shares of common stock, resulting in a $4.2 million non-cash preferred deemed dividend that related to the amortization of the discount associated with the warrants issued in December 2015.

The following table presents our results of operations for the six months ended June 30 (in thousands):

	Six months ended June 30,
	2017	2016	Change	% Change
Revenue:
Device and related (see Note 2)	$3,275	$9,508	$(6,233)	-66%
Engineering services	28	530	(502)	-95%
Total revenue	3,303	10,038	(6,735)	-67%

Cost of revenue:
Device and related	2,548	7,955	(5,407)	-68%
Engineering services	7	382	(375)	-98%
Total cost of revenue	2,555	8,337	(5,782)	-69%

Gross profit	748	1,701	(953)	-56%

Operating expenses:
Sales and marketing	6,337	5,416	921	17%
Research and development	5,505	4,370	1,135	26%
General and administrative	5,016	5,953	(937)	-16%
Restructuring	665	-	665	--
Gain in fair value, contingent consideration	(175)	-	(175)	--
Total operating expenses	17,348	15,739	1,609	10%

Loss from operations	(16,600)	(14,038)	(2,562)	18%

Other income, net:
Gain on warrant liabilities	3,037	4,650	(1,613)	-35%
Interest and other, net	(246)	(28)	(218)	779%
Total other income, net	2,791	4,622	(1,831)	-40%

Net loss	(13,809)	(9,416)	(4,393)	47%

Less: Preferred deemed dividend	-	(7,329)	7,329	-100%
Net loss applicable to common shareholders	$(13,809)	$(16,745)	$2,936	-18%

Revenue

Device and related revenue decreased $6.2 million, or 66%, for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to the revenue recognition during the six months ended June 30, 2016 of $6.5 million of previously deferred revenue resulting from a change of an accounting estimate (see Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition); partially offset by increased medical device sales.

We did not have any substantial engineering projects for the six months ended June 30, 2017. Engineering services revenue was $0.5 million for the six months ended June 30, 2016.

Gross Profit

Gross profit decreased $1.0 million, or 56%, for the six months ended June 30, 2017 primarily due to $2.4 million of gross profit from our change in accounting estimate related to revenue recognition during the six months ended June 30, 2016 (see Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition); partially offset by increased medical device sales.

Operating Expenses

Sales and marketing expenses increased $0.9 million, or 17%, for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to an increase in marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and its exoskeleton offerings for industrial applications, an increase in clinical research activity, and increased employee headcount.

Research and development expenses increased $1.1 million, or 26%, for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to labor being redirected to product innovation activities from billable engineering service projects which was recorded in cost of revenue, and increases in outside services and material purchases for the development of medical and industrial products, respectively.

General and administrative expenses decreased $0.9 million, or 16%, for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to the absence of a $0.8 million non-cash stock compensation charge in the six months ended June 30, 2016 related to the modification of stock options that had been granted to the then Chief Executive Officer. In addition, the 2016 period included a $0.3 million severance charge with respect to the departure of the then Chief Executive Officer.

Restructuring expense of $0.7 million for the six months ended June 30, 2017 includes employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other related severance related benefits.

Gain on fair value, contingent consideration of $0.2 million for the six months ended June 30, 2017 includes the changes of the fair value of the contingent consideration liability related to Equipois sales earnouts and contingent success fee liability related to the outstanding debt with lender.

Other Income, Net

Gain on warrant liabilities decreased $1.6 million, or 35%, for the six months ended June 30, 2017 compared to the same period of 2016. We recorded a gain of $3.0 million on the revaluation of warrant liabilities related to warrants issued in 2015 and 2017 for the six months ended June 30, 2017 compared to a gain of $4.7 million on the revaluation of warrant liabilities related to warrants issued in 2015 for the six months ended June 30, 2016. Gains and losses on revaluation of warrants is primarily driven by changes in the Company’s stock price.

Interest and other expense, net increased $0.2 million, or 779%, primarily due to interest expense associated with $7.0 million debt obtained in December 2016. The Company had substantially no debt outstanding in 2016.

Preferred Deemed Dividend

In the six months ended June 30, 2016, 9,396 shares of convertible preferred stock were converted into approximately 1,328,900 shares of common stock, resulting in a $7.3 million non-cash preferred deemed dividend that related to the amortization of the discount associated with the warrants issued in December 2015.

Financial Condition, Liquidity and Capital Resource

Since the Company’s inception, it has devoted substantially all its efforts toward the development of exoskeletons for the medical, military and industrial markets, toward the commercialization of medical exoskeletons to rehabilitation centers and toward raising capital. Accordingly, the Company is in the early commercialization stage. The Company has financed its operations primarily through the issuance and sale of equity securities for cash consideration and convertible and promissory notes, as well as from government research grant awards and strategic collaboration payments.

Cash and Working Capital

Cash on hand at June 30, 2017 was $10.7 million compared to $16.8 million at December 31, 2016. For the six months ended June 30, 2017, the Company used $16.9 million of cash in operations compared to $14.1 million for the six months ended June 30, 2016.

Liquidity and Capital Resources

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses associated with the revaluation of certain securities, which have also contributed significantly to its accumulated deficit. As of June 30, 2017, the Company had an accumulated deficit of $128.8 million.

As noted in Note 10, Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn using the average of recent six month results, recomputed each month. As of June 30, 2017, the most recent determination of this restriction which included one-time restructuring costs of $0.7 million, $7.5 million of cash must remain as unrestricted. After considering such cash restriction, effective unrestricted cash as of June 30, 2017 is estimated to be $3.2 million.

Based on a look-forward period of one year from the filing of this Quarterly Report on Form 10-Q, the Company’s cash on hand will not be sufficient to satisfy its operations for the next twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

In July of 2017, the Company announced that its board of directors has approved a proposed rights offering to raise gross proceeds of up to $34.0 million. (Refer to Note 18 Subsequent Events for additional information).

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, reduced expenses related to the Company’s recently announced restructuring and workforce reduction, as well as assuming the ability to exhaust its cash resources despite the covenant regarding minimum cash, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2018. The Company’s cash on hand; however, will not be sufficient to satisfy its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

In July of 2017, the Company announced that its board of directors approved a proposed rights offering to raise gross proceeds of up to $34.0 million. (Refer to Note 18 Subsequent Events for additional information). Based on a look-forward period of one year from the date of issuance of these financial statements, and after assuming the Company is able to generate expected proceeds in the third quarter of 2017 in connection with the proposed rights offering, the Company would have sufficient cash on hand to satisfy its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements.

The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company will require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). The Company held no cash equivalents for any of the periods presented.

	Six months ended
	June 30,
	2017	2016
Net cash used in operating activities	$(16,859)	$(14,122)
Net cash used in investing activities	(248)	(597)
Net cash provided by (used in) financing activities	10,923	(172)
Effect of exchange rate changes on cash	39	-
Net decrease in cash	(6,145)	(14,891)
Cash at the beginning of the period	16,846	19,552
Cash at the end of the period	$10,701	$4,661

Net Cash Used in Operating Activities

Net cash used in operations increased $2.7 million, or 19%, for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to increases in cash expenditures toward marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and exoskeleton offerings for industrial applications; product innovation activities for the development of medical and industrial products, and clinical research activities.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.3 million for six months ended June 30, 2017 compared to the same period of 2016. Acquisition of property and equipment include the expansion of our company-owned fleet of Ekso units used for demonstrations and loaned to current customers.

Net Cash (Used in) Provided by Financing Activities

The net cash provided by financing activities of $10.9 million for the six months ended June 30, 2017 included proceeds from the sale of common stock related to the equity financing in April 2017.

The net cash used in financing activities for the six months ended June 30, 2016 included expenses paid related to the December 2015 issuance of convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2017, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years
Term loan	$8,207	$1,415	$5,157	$1,635	$-
Facility operating lease	2,957	616	1,226	1,115	-
Capital lease	115	38	74	3	-
Total	$11,279	$2,069	$6,457	$2,753	$-

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

In connection with our acquisition of Equipois in December 2015, the Company assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company will be required to pay the developer a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2017, as consideration for 2016 supply and sales efforts provided by Equipois, LLC, the Company issued a total of 89,286 shares of common stock pursuant to the terms of its Asset Purchase Agreement with Equipois, LLC dated December 1, 2015.

Item 5. Other Information

On August 3, 2017, pursuant to the restructuring and in anticipation of the proposed rights offering, the lender and the Company executed an amendment to the loan agreement which suspended the minimum liquidity requirement until September 16, 2017, which is expected to be after the anticipated close of the financing. The foregoing description of the amendment to the loan agreement does not purport to be complete and is qualified in its entirety by reference to the amendment to the loan agreement attached hereto as Exhibit 10.48, which is incorporated herein by reference.

On August 4, 2017, the Company entered into Warrant Repurchase and Amendment Agreements (the “Amendment Agreements”) with all of the holders (collectively, the “Holders”) of the Company’s warrants (the “2017 Warrants”) issued pursuant to that certain Securities Purchase Agreement dated April 2, 2017 among the Company and the purchasers identified on the signature pages thereto (the “Purchase Agreement”), pursuant to which the Company and the Holders agreed to amend the Purchase Agreement to remove the prohibition on the Company effecting a variable rate transaction and to clarify that the distribution of rights pro rata to all record holders of the Company’s common stock would be an exempt issuance not subject to certain rights of the purchasers under the Purchase Agreement, and provided for a mutual release of prior claims. In addition, the Company agreed to repurchase the 2017 Warrants from each Holder for $1.23 per share, subject to such Holder exercising at least their basic subscription right in the Company’s proposed rights offering, and to permit each Holder to use all or a portion of the consideration received pursuant to the Amendment Agreements to pay the subscription price for the exercise of their subscription rights in the rights offering. The closing of the transactions contemplated by the Amendment Agreements is expected to occur simultaneously with the closing of the rights offering, subject to the satisfaction of certain closing conditions.

The foregoing description of the Amendment Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Amendment Agreement attached hereto as Exhibit 10.47, which is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.44	Purchase Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 15, 2017).

10.45

Registration Rights Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2017).

10.46*	Form of Employee Restricted Stock Unit Agreement under 2014 Equity Incentive Plan.

10.47*	Form of Warrant Repurchase and Amendment Agreement.

10.48*	First Amendment to Loan and Security Agreement, dated as August 3, 2017, by and among EKSO Bionics Holdings, Inc., EKSO Bionics, Inc. and Western Alliance Bank.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;
•	unaudited condensed consolidated statements of operations and comprehensive loss;
•	unaudited condensed consolidated statement of cash flows;
•	notes to unaudited condensed consolidated financial statements;

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: August 7, 2017	By:	/s/ Thomas Looby
Thomas Looby
President and Chief Executive Officer

Date: August 7, 2017	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

