Form 10-Q
period 2017-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2017-11-08
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of registrant’s common stock outstanding as of November 1, 2017 was 59,903,876.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)	(Note 2)
Current assets:
Cash	$33,439	$16,846
Accounts receivable, net	2,168	1,780
Inventories, net	2,378	1,556
Prepaid expenses and other current assets	2,097	502
Deferred cost of revenue, current	86	-
Total current assets	40,168	20,684
Property and equipment, net	2,301	2,435
Intangible assets, net	626	1,026
Goodwill	189	189
Other assets	121	91
Total assets	$43,405	$24,425
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$990	$1,879
Accrued liabilities	2,746	3,556
Deferred revenues, current	1,242	825
Note payable, current	1,556	-
Other liabilities, current	58	54
Total current liabilities	6,592	6,314
Deferred revenue	685	805
Note payable	5,368	6,789
Warrant liabilities	767	3,546
Contingent consideration liability	248	217
Contingent success fee liability	13	116
Other non-current liabilities	65	107
Total liabilities	13,738	17,894
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2017, and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 71,429 shares authorized; 59,904 and 21,894 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	60	22
Additional paid-in capital	165,060	121,291
Accumulated other comprehensive (loss) income	(277)	79
Accumulated deficit	(135,176)	(114,861)
Total stockholders' equity	29,667	6,531
Total liabilities and stockholders' equity	$43,405	$24,425

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Device and related	$1,587	$1,495	$4,862	$11,003
Engineering services	10	101	38	631
Total revenue	1,597	1,596	4,900	11,634

Cost of revenue:
Device and related	1,045	1,123	3,593	9,078
Engineering services	8	70	15	452
Total cost of revenue	1,053	1,193	3,608	9,530

Gross profit	544	403	1,292	2,104

Operating expenses:
Sales and marketing	3,226	2,735	9,563	8,151
Research and development	1,986	2,216	7,491	6,586
General and administrative	2,414	2,318	7,430	8,271
Restructuring	-	-	665	-
Change in fair value, contingent liabilities	(16)	-	(191)	-
Total operating expenses	7,610	7,269	24,958	23,008

Loss from operations	(7,066)	(6,866)	(23,666)	(20,904)

Other income (expense), net:
Gain (loss) on revaluation of warrant liabilities	1,814	(1,620)	4,851	3,030
Loss on repurchase of warrants	(1,067)	-	(1,067)	-
Interest income (expense) and other, net	(16)	8	(262)	(20)
Total other income (expense), net	731	(1,612)	3,522	3,010

Net loss	(6,335)	(8,478)	(20,144)	(17,894)

Less: Preferred deemed dividend	-	(3,016)	-	(10,345)
Net loss applicable to common stockholders	(6,335)	(11,494)	(20,144)	(28,239)
Foreign currency translation adjustments	(122)	(17)	(356)	(6)
Comprehensive loss	$(6,457)	$(11,511)	$(20,500)	$(28,245)

Net loss per share applicable to common stockholders, basic	$(0.18)	$(0.60)	$(0.73)	$(1.67)

Weighted average number of shares of common stock outstanding, basic	34,720	19,005	27,425	16,888

Net loss per share applicable to common stockholders, diluted	$(0.18)	$(0.60)	$(0.73)	$(1.78)

Weighted average number of shares of common stock outstanding, diluted	34,720	19,005	27,425	17,595

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Operating activities:
Net loss	$(20,144)	$(17,894)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on change in fair value of warrant liabilities	(4,851)	(3,030)
Stock-based compensation expense	1,755	2,552
Depreciation and amortization	1,304	1,381
Provision for doubtful accounts	100	-
Amortization of deferred rent	10	(27)
Accretion of final payment fee of debt	72	-
Amortization of debt discounts	63	-
Gain on change in fair value of contingent liabilities	(72)	-
Loss on repurchase of warrants	1,067	-
Unrealized gain on foreign currency transactions	(425)	-
Changes in operating assets and liabilities:
Accounts receivable	(488)	(131)
Inventories	(1,239)	(1,026)
Note receivable	-	(75)
Prepaid expense and other assets	(1,618)	(94)
Deferred costs of revenue	(86)	4,498
Accounts payable	(750)	(1,335)
Accrued liabilities	(577)	1,279
Deferred revenues	297	(6,653)
Net cash used in operating activities	(25,582)	(20,555)

Investing activities:
Acquisition of property and equipment	(353)	(728)
Net cash used in investing activities	(353)	(728)

Financing activities:
Proceeds from issuance of common stock and warrants, net	42,463	14,694
Principal payments on note payable	(46)	(58)
Fees paid related to issuance of convertible preferred stock	-	(173)
Proceeds from exercise of stock options	42	74
Net cash provided by financing activities	42,459	14,537
Effect of exchange rate changes on cash	69	(6)
Net increase (decrease) in cash	16,593	(6,752)
Cash at beginning of period	16,846	19,552
Cash at end of period	$33,439	$12,800

Supplemental disclosure of non-cash activities
Transfer of property and equipment to inventory	$417	$167
Repurchase of warrants and share issuance	$2,245	$-
April 2017 warrant issuance	$3,301	$-
Supply earn-out	$189	$-
Sales earn-out	$47	$-
Cumulative retrospective adjustment to retained earnings for ASU 2016-09 adoption	$171	$-

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

Liquidity and Going Concern

As of December 31, 2016, the Company had an accumulated deficit of $114,861 and cash on hand of $16,846.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have contributed significantly to its accumulated deficit. In the nine months ended September 30, 2017, the Company used $25,582 of cash in its operations.

In 2017, management has taken several actions to alleviate the substantial doubt about the Company’s ability to continue as a going concern that existed as of the date of issuance of the December 31, 2016 consolidated financial statements, including, but not limited to, the following:

•	streamlining its operations and reducing its workforce by approximately 27 employees to lower operating expenses and reduce cash burn;

•	conducting a registered direct offering of 3,732 shares of its common stock for net proceeds of $10,919; and

•	conducting a rights offering, which resulted in the issuance of an aggregate of 13,465 shares of its common stock for net proceeds of $13,179 and concurrently selling 20,535 shares of its common stock to the backstop investor in a private placement for proceeds of $20,535.

With cash on hand of $33,439 as of September 30, 2017, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company may require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to further reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2016, which included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017. The results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of September 30, 2017 and December 31, 2016.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, we have not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of September 30, 2017, we had one customer with an accounts receivable balance totaling 10% or more of our total accounts receivable (13%) compared with three customers as of December 31, 2016 (18%, 16% and 11%).

In the three months ended September 30, 2017, we had one customer with sales of 10% or more of total revenue (16%), compared with one customer in the three months ended September 30, 2016 (15%). In the nine months ended September 30, 2017 and 2016, we had no customers with sales of 10% or more of total revenue.

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

Effective January 1, 2016, the Company determined it had established (i) separate individual pricing for training, extended warranty coverage, and out-of-contract service or repairs, (ii) sufficient historical evidence of customer buying patterns for extended warranty and maintenance coverage, and (iii) a basis for estimating and recording warranty and service costs to allow the Company to separate its multiple element arrangements into two distinct units of accounting: (1) the device, associated software, original manufacturer warranty and training if required, and (2) extended support and maintenance. As a result, in the first quarter of 2016, the Company began to recognize revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. Revenue relating to the undelivered elements is deferred using the relative selling price method, which allocates revenue to each element using the estimated selling prices for the deliverables when vendor-specific objective evidence or third-party evidence is not available. For sales on or after January 1, 2016, revenue and associated cost of revenue of medical devices is recognized when delivered, or training has been completed, if required. Revenue for extended maintenance and support agreements is recognized on a straight-line basis over the contractual term of the agreement, which typically ranges from one to four years. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358, or $0.13 per share, in its results of operations for the nine months ended September 30, 2016.  In addition, the Company recorded $212 for warranty expenses and a one-time charge of $911 for a planned preventative maintenance and upgrade program associated with the devices it had sold prior to 2016 in the same period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of this update by one year. In April 2016, the FASB issued a further update, ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies that contractual provisions that explicitly or implicitly require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that explicitly or implicitly define the attributes of a single promised license. In May 2016, the FASB issued a further update, ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies key areas concerning: (1) assessment of collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) non-cash consideration, (4) contract modifications at transition, (5) completed contracts at transition, and (6) disclosing the accounting change in the period of adoption. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company has identified the existing contracts likely to fall under ASC 606 and plans to adopt this guidance on January 1, 2018 applying the modified-retrospective approach.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-09 will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions for public companies, including: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to change its accounting policy to account for forfeitures as they occur to more closely align compensation expense to services provided. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings of $171 as of January 1, 2017.

3.	Accumulated Other Comprehensive (Loss) Income

The change in accumulated other comprehensive (loss) income presented on the condensed consolidated balance sheets and the impact of significant amounts reclassified from accumulated other comprehensive (loss) income on information presented in the condensed consolidated statements of operations and comprehensive loss for the nine months ending September 30, 2017 are reflected in the table below, net of tax:

Foreign
Currency
Translation
Balance at December 31, 2016	$79
Other comprehensive loss before reclassification	(356)
Balance at September 30, 2017	$(277)

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2017
Liabilities
Warrant liabilities	$767	$-	$-	$767
Contingent consideration liability	$248	$-	$-	$248
Contingent success fee liability	$13	$-	$-	$13

December 31, 2016
Liabilities
Warrant liability	$3,546	$-	$-	$3,546
Contingent consideration liability	$217	$-	$-	$217
Contingent success fee liability	$116	$-	$-	$116

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2017, which were measured at fair value on a recurring basis:

		Contingent	Contingent
	Warrant	Consideration	Success Fee
	Liabilities	Liability	Liability
Balance at December 31, 2016	$3,546	$217	$116
Initial fair value of April 2017 Warrants	3,301	-	-
Revaluation of 2015 and April 2017 Warrants	(4,851)	-	-
Repurchase of April 2017 Warrants	(2,296)	-	-
Loss on repurchase of April 2017 Warrants	1,067	-	-
Loss on increase in fair value of obligation	-	31	-
Gain on decrease in fair value of obligation	-	-	(103)
Balance at September 30, 2017	$767	$248	$13

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Refer to Note 12 Capitalization and Equity Structure – Warrants for additional information regarding the repurchase and valuation of warrants.

5.	Inventories, net

Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$1,516	$1,193
Work in progress	-	198
Finished goods	964	267
	2,480	1,658
Less: inventory reserve	(102)	(102)
Inventories, net	$2,378	$1,556

6.	Deferred Revenues

In connection with our medical devices, the Company often receives cash payments before the earnings process is complete. The Company records the payments as customer deposits until a device is shipped to the customer. The cash received is recorded as a component of deferred revenue.

Deferred revenues consisted of the following:

	September 30,	December 31,
	2017	2016
Customer deposits and advances	$48	$47
Deferred rental income	65	60
Deferred extended maintenance and support	1,814	1,523
Total deferred revenues	1,927	1,630
Less current portion	(1,242)	(825)
Deferred revenues, non-current	$685	$805

Deferred medical device unit costs	$86	$-
Less current portion	(86)	-
Deferred cost of revenue, non-current	$-	$-

7.	Intangible Assets

The following table reflects the amortization of the purchased intangible assets as of September 30, 2017:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(709)	$451
Customer relationships	70	(43)	27
Customer trade name	380	(232)	148
	$1,610	$(984)	$626

Estimated future amortization for the remainder of 2017 and 2018, is $135 and $491, respectively.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
Salaries, benefits and related expenses	$1,648	$2,349
Device maintenance	259	483
Device warranty	136	203
Professional fees	363	56
Clinical trials	99	35
Equipois earn-out	-	355
Other	241	75
Total	$2,746	$3,556

A reconciliation of the changes in the current portion of maintenance and warranty liabilities for the period ended September 30, 2017 is as follows:

	Maintenance	Warranty	Total
Balance at December 31, 2016	$483	$203	$686
Incurred costs	(224)	(67)	(291)
Balance at September 30, 2017	$259	$136	$395

9.	Restructuring

In May of 2017, the Company streamlined its operations and reduced its workforce by approximately 27 employees to lower operating expenses and reduce cash burn. The Company will focus its efforts on the commercialization of its proprietary Ekso GT for rehabilitation and exploration of potential strategic alternatives to accelerate product and market adoption of our industrial products, on our own and/or in collaboration with others. The restructuring plan was completed by the end of the second quarter of 2017.

The Company recorded restructuring expense of $665 for the nine months ended September 30, 2017, which was comprised of employee severance payments of $480, stock compensation expense of $186 related to restricted stock units issued to terminated employees (refer to Note 13, Stock-Based Compensation for issuance of restricted stock units) and other severance related benefits. As of September 30, 2017, $8 of the restructuring expenses was included in other liabilities, current on the Company’s condensed consolidated balance sheet.

The following table summarizes accrued restructuring costs as of September 30, 2017:

Employee Severance
and Other Benefits
Balance at December 31, 2016	$-
Restructuring charges	665
Cash payments	(471)
Stock based compensation expense	(186)
Balance at September 30, 2017	$8

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

10.	Long-Term Debt

In December 2016, the Company entered into a loan agreement and received $7,000 that bears interest on the outstanding daily balance at a floating per annum rate equal to the 30-day U.S. LIBOR rate plus 5.41%. The Company may further borrow an additional $3,000. The loan agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

The Company is required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018, or July 1, 2018 if the additional $3,000 is drawn. Commencing on February 1, 2018, or August 1, 2018 if the additional $3,000 is drawn, the Company is required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $72 has accreted as of September 30, 2017, to be paid in 2021 and is included as a component of note payable in the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the condensed consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the condensed consolidated balance sheets. At September 30, 2017, the fair value of the contingent success fee liability was $13.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $6,984 as of September 30, 2017, the most current determination, with the amount subject to change on a month-to-month basis. Pursuant to the restructuring and in anticipation of the Rights Offering, the lender and the Company executed an amendment to the loan agreement on August 3, 2017, which suspended the minimum liquidity requirement until September 16, 2017. At September 30, 2017, with cash on hand of $33,439, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest result in an effective annual interest rate of 9.20% for three-month period ended September 30, 2017 and 8.96% for the nine-month period ended September 30, 2017. The final payment fee, the initial fair value of the success fee and debt issuance costs will be accreted and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of our long-term debt and final payment fee as of September 30, 2017:

Period	Amount
2017	$-
2018	2,139
2019	2,333
2020	2,333
2021	440
Total principal payments	7,245
Less final payment fee, discount and issuance cost	(321)
Long-term debt, net	$6,924

Current portion	1,556
Long-term portion	5,368
Long-term debt, net	$6,924

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

11.	Lease Obligations

The Company renewed its operating lease agreement in May 2017 for its headquarters and manufacturing facility in Richmond, California. Following renewal, the lease term will expire in May 2022.

In July 2017, the Company entered into an operating lease agreement having a five-year lease term for an office in Hamburg, Germany. The Company has an option to extend the lease for another five-year term. The Company continues to lease an office in Freiburg with plans to sublease the office by the end of 2017.

In August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This capital lease is classified as a component of other liabilities, current and other non-current liabilities in the condensed consolidated balance sheets.

The Company estimates future minimum payments as of September 30, 2017 to be the following:

Period	Capital Lease	Operating Lease
2017 – remainder	$9	$149
2018	37	605
2019	37	620
2020	22	632
2021	-	556
Thereafter	-	251
Total minimum payments	105	$2,813
Less interest	(7)
Present value minimum payments	98
Less current portion	(33)
Long-term portion	$65

Rent expense under the Company’s operating leases was $138 and $101 for the three months ended September 30, 2017, and 2016, respectively, and $347 and $299 for the nine months ended September 30, 2017, and 2016, respectively.

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

Common Stock

In April 2017, the Company sold in a registered direct offering an aggregate of 3,732 shares of its common stock, par value $0.001 per share, and warrants to purchase 1,866 shares of common stock. The aggregate net proceeds of the transaction were approximately $10,919.

Rights Offering

In August of 2017, the Company commenced a $34,000 rights offering (the “Rights Offering”) to its existing stockholders and certain warrant holders of the Company on the record date of August 10, 2017. The subscription price was $1.00 per share and each subscription right provided 1.1608 shares of the Company’s common stock plus an oversubscription right, subject to availability. Concurrent with the rights offering, the Company entered into a backstop investment agreement with Puissance Capital Management. The backstop investment agreement contemplated the purchase of any unsubscribed shares from the Rights Offering under the same terms. The common shares issued to the backstop investor were unregistered and subject to a cap of 40% of the Company’s total outstanding shares.

In connection with the rights offering, the Company entered into a Warrant Repurchase and Amendment Agreement (“Repurchase Agreement”) with all of the holders of the warrants issued in April 2017 (the “April 2017 Warrants”). Under the Repurchase Agreement, the Company agreed to repurchase the April 2017 Warrants from each holder at a price of $1.23 per underlying share. The Company’s obligation to repurchase the warrants was subject to the warrant holder’s participation in the Rights Offering. The Repurchase Agreement also permitted the holders of the April 2017 Warrants to use all or a portion of the consideration received as a result of the Company’s repurchase of the April 2017 Warrants to pay the subscription price for the exercise of their subscription rights in the Rights Offering. Upon the closing of the Rights Offering the Company repurchased 1,866 warrant shares and applied consideration of $2,245 to the subscribed shares in the Rights Offering.

The Company sold an aggregate of 13,465 shares of its common stock to existing stockholders and certain warrant holders in the Rights Offering for gross proceeds of $13,465, which after deducting expenses, totaling approximately $286, resulted in net proceeds of $13,179 from the Rights Offering; and 20,535 shares of its common stock to the backstop investor in a private placement in conjunction with the Rights Offering for gross proceeds of $20,535. Of the $286 in direct issuance costs, warrants with a fair value of $131 have been issued to an information agent. The warrants are classified as equity in the statement of stockholders’ equity. The Company intends to use the proceeds of the offering to broaden its footprint in Asia, support research, development and commercialization activities, and for working capital.

Warrants

Warrant shares outstanding as of December 31, 2016 and September 30, 2017 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2016	Issued	Repurchased(1)	Expired	September 30, 2017
Information Agent Warrants	$1.50	3	-	200	-	-	200
April 2017 Warrants	$4.10	5	-	1,866	(1,866)	-	-
2015 Warrants	$3.74	5	1,634	-	-	-	1,634
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	-	-	-	426
Bridge warrants	$7.00	3	371	-	-	(371)	-
PPO warrants	$14.00	5	1,078	-	-	-	1,078
Pre-2014 warrants	$9.66	9-10	88	-	-	-	88
			3,597	2,066	(1,866)	(371)	3,426

(1)	April 2017 Warrants were repurchased at a price of $1.23 per underlying share, as a result of the Rights Offering.

Information Agent Warrants

In September 2017, in connection with the Rights Offering in August of 2017, the Company issued warrants to purchase 200 shares of the Company’s common stock with an exercise price of $1.50 to an information agent (the “Information Agent Warrants”). The Information Agent Warrants became exercisable immediately upon issuance. These warrants were recorded in stockholders’ equity on the Company’s condensed consolidated balance sheet.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

April 2017 Warrants

In April 2017, the Company issued the April 2017 Warrants to purchase 1,866 shares of the Company’s common stock with an exercise price of $4.10 per share. The April 2017 Warrants were to become exercisable six months following the issuance date and were to expire five years from the date they became exercisable. The April 2017 Warrants contained a put-option provision. Under this provision, while the April 2017 Warrants were outstanding, if the Company entered into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity would, at the option of each warrant holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, a portion of the proceeds from the sale of common stock in the registered direct offering was recorded as a warrant liability equal to the fair value of the warrants on the date of issuance and the April 2017 Warrants were marked to market at each reporting date. Issuance costs allocated to the April 2017 Warrants were $185 and were expensed as financing costs on the date of issuance. All of the issued and outstanding April 2017 warrants were repurchased at a price of $1.23 per underlying share, as a result of the August 2017 Rights Offering. As of September 30, 2017, none of the April 2017 Warrants remained outstanding.

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

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the 2015 warrants as of September 30, 2017:

Current share price	$1.21
Conversion price	$3.74
Risk-free interest rate	1.66%
Term (years)	3.25
Volatility of stock	95%

13. Stock-based Compensation

In June 2017, the Company stockholders approved an amendment of the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) to increase the number of shares available for grant by 1,000 shares.  The total shares authorized for grant under the 2014 Plan is 4,714, of which 534 are available for future grant as of September 30, 2017.

Stock Options

The following table summarizes information about the Company’s stock options outstanding at September 30, 2017, and activity during the nine months then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2016	2,477	$6.50
Options granted	835	$2.00
Options exercised	(73)	$0.58
Options forfeited	(162)	$6.79
Options cancelled	(105)	$6.63
Balance as of September 30, 2017	2,972	$5.36	7.57	$33
Vested and expected to vest at September 30, 2017	2,972	$5.36	7.57	$33
Exercisable as of September 30, 2017	1,515	$6.35	5.99	$30

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

As of September 30, 2017, total unrecognized compensation cost related to unvested stock options was $3,647. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.35 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Dividend yield	—	—	—	—
Risk-free interest rate	1.83% - 1.94%	1.25% - 1.26%	1.83% - 2.29%	1.24% - 1.78%
Expected term (in years)	5-6	6	5 - 9	5-10
Volatility	87%	80%	82%	79%

Restricted Stock Units

Beginning in 2017, the Company issued restricted stock units (“RSUs”), to employees and non-employees as permitted by the 2014 Plan. Each restricted stock unit corresponds to one share of the Company’s common stock and becomes issuable upon vesting. The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of grant.

In April 2017, the Company granted a total of 153 RSUs to certain executive officers, which vest over four years, with 25% becoming exercisable on each yearly anniversary of the date of grant.

In May 2017, the Company granted a total of 120 RSUs to terminated employees, 115 of which vested in September 2017. The remaining RSUs are scheduled to vest in January 2018.

In August 2017, the Company granted a total of 451 RSUs to continuing employees, which will fully vest on March 31, 2018.

RSU activity for the nine months ended September 30, 2017 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2017	-
Granted	724	$1.64
Vested	115	$1.59
Forfeited	-
Unvested at September 30, 2017	609

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales and marketing	$187	$103	$365	$541
Research and development	103	127	287	499
General and administrative	360	221	917	1,512
Restructuring charges	-	-	186	-
	$650	$451	$1,755	$2,552

Employee Stock Purchase Plan

In June 2017, the Company’s stockholders approved the Employee Stock Purchase Plan (the “2017 ESPP”). Under the 2017 ESPP, the Company reserved 500 shares of common stock for issuance, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The 2017 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The 2017 ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2017, enrollment in the plan had not commenced.

401(k) Plan Share Match

In August 2017, the Company’s Board of Directors approved a match benefit to the Ekso Bionics 401(k) plan (the “401(k) Plan”) in the form of shares of the Company’s common stock. The Company will make a matching contribution to the 401(k) Plan in an amount equal to 100% of each eligible employee’s elected deferral (up to the statutory limit) for the year ending December 31, 2017 and equal to 50% of each employee’s elected deferral for each year thereafter.

14.	Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2017, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

15.	Commitments and Contingencies

Material Contracts

The Company enters various license, research collaboration and development agreements which provide for payments to the Company for government grants, fees, cost reimbursements typically with a markup, technology transfer and license fees, and royalty payments on sales.

The Company has two license agreements with the Regents of the University of California to maintain exclusive rights to certain patents. Pursuant to those license agreements, the Company is required to pay 1% of net sales of products sold to entities other than the U.S. government and, in the event of a sub-license, the Company will owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The agreements also stipulate minimum annual royalties of $50.

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

16.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss applicable to common stockholders
Basic	$(6,335)	$(11,494)	$(20,144)	$(28,239)
Adjustment for revaluation of warrant liability	-	-	-	(3,030)
Diluted	$(6,335)	$(11,494)	$(20,144)	$(31,269)

Denominator:
Weighted-average number of shares, basic	34,720	19,005	27,425	16,888
Effect of dilutive warrants	-	-	-	707
Weighted-average numbers of shares, diluted	34,720	19,005	27,425	17,595

Net loss per share, basic	$(0.18)	$(0.60)	$(0.73)	$(1.67)
Net loss per share, diluted	$(0.18)	$(0.60)	$(0.73)	$(1.78)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	2,972	2,474	2,972	2,474
Restricted stock	609	-	609	-
Warrants for common stock	3,426	4,085	3,426	1,963
Total common stock equivalents	7,007	6,559	7,007	4,437

17.	Segment Disclosures

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Segment reporting information is as follows:

	Device and Related			Engineering
	Medical	Industrial	Total	Services	Total
Three months ended September 30, 2017
Revenue	$1,320	$267	$1,587	$10	$1,597
Cost of revenue	880	165	1,045	8	1,053
Gross profit	$440	$102	$542	$2	$544

Three months ended September 30, 2016
Revenue	$1,089	$406	$1,495	$101	$1,596
Cost of revenue	833	290	1,123	70	1,193
Gross profit	$256	$116	$372	$31	$403

	Device and Related			Engineering
	Medical	Industrial	Total	Services	Total
Nine months ended September 30, 2017
Revenue	$3,692	$1,170	$4,862	$38	$4,900
Cost of revenue	2,786	807	3,593	15	3,608
Gross profit	$906	$363	$1,269	$23	$1,292

Nine months ended September 30, 2016
Revenue	$10,321	$682	$11,003	$631	$11,634
Cost of revenue	8,543	535	9,078	452	9,530
Gross profit	$1,778	$147	$1,925	$179	$2,104

Geographic information for revenue based on location of customers is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
United States	$1,130	$1,243	$3,092	$6,940
All Other	467	353	1,808	4,694
	$1,597	$1,596	$4,900	$11,634

18. Related Party Transactions

On September 19, 2017, Ted Wang, Ph.D, was appointed to the Board of Directors and as a member of the Nominating and Governance Committee of the Board. Dr. Wang is the Chief Investment Officer and a founder of Puissance Capital Management LP. Dr. Wang was elected as a director following his nomination to the Board by Puissance Cross-Border Opportunities II LLC (“Puissance”), a stockholder of the Company and an affiliate of Puissance Capital Management LP. Puissance served as the committed investor in connection with the Company’s recently completed rights offering, in connection with which Puissance purchased 20,535 shares of the Company’s common stock for an aggregate purchase price of $20,535. Following completion of the rights offering, Puissance held approximately 34% of the Company’s issued and outstanding shares.

Prior to Dr. Wang’s appointment to the Board, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity affiliated with Puissance. Angel Pond will assist the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partner(s) and the development of strategic partnership(s) for the sale and manufacture of the Company’s products in that market. In the third quarter of 2017, the Company made aggregate payments of $2,150 to Angel Pond representing consulting services for one year.  These fees are recognized ratably to expense over the one-year period.

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

For able-bodied industrial workers, last year we introduced a new product innovation for aerial work platforms (AWP) and scaffolding, the EksoZeroG, which is intended to significantly improve workforce productivity while dramatically reducing workplace related injuries in order to keep workers healthy, strong, and safe. EksoZeroG is a mobile arm mount that makes heavy tools feel weightless and enables workers to be more productive and safer. In 2017, we are focusing on increasing sales of the EksoZeroG by pursuing alternative channels such as rental agreements with construction equipment and heavy tool providers. In addition, we believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue to explore potential strategic alternatives to accelerate product and market adoption of our industrial products, on our own and/or in collaboration with others.

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

Recent Business Developments

Restructuring

In May of 2017, the Company streamlined its operations and reduced its workforce by approximately 27 employees to lower operating expenses and reduce cash burn. The Company will focus its efforts on the commercialization of its proprietary Ekso GT for rehabilitation and its exoskeleton offerings for industrial applications. The restructuring plan was completed by the end of the second quarter of 2017. The Company recorded restructuring expense of $0.7 million for the nine months ended September 30, 2017, comprised of employee severance payments, stock compensation expense related to restricted stock units issued to terminated employees, and other severance related benefits. (Refer to Note 9, Restructuring of the Condensed Consolidated Financial Statements).

Equity Financings

In April 2017, the Company sold in a registered direct offering an aggregate of 3,732,356 shares of its common stock, par value $0.001 per share, and warrants to purchase 1,866,178 shares of common stock with an exercise price of $4.10 per share. The aggregate net proceeds of the transaction were approximately $10.9 million. The warrants were to become exercisable six months following the issuance date and were to expire five years from the date they became exercisable.

In August of 2017, the Company commenced a $34.0 million rights offering to its existing stockholders and certain warrant holders of the Company on the record date of August 10, 2017. The subscription price was $1.00 per share and each subscription right gave holders the right to purchase 1.1608 shares of the Company’s common stock plus an oversubscription right, subject to availability. Concurrent with the rights offering, the Company entered into a backstop investment agreement with Puissance Capital Management. The backstop investment agreement contemplated the purchase of any unsubscribed shares from the Rights Offering under the same terms. The common shares issued to the backstop investor were unregistered and subject to a cap of 40% of the Company’s total outstanding shares.

In connection with the rights offering, the Company entered into the Repurchase Agreement with all of the holders of the April 2017 Warrants. Under the Repurchase Agreement, the Company agreed to repurchase the April 2017 Warrants from each holder at a price of $1.23 per underlying share, subject to the warrant holder’s participation in the Rights Offering. The Repurchase Agreement also permitted the holders of the April 2017 Warrants to use all or a portion of the consideration received as a result of the Company’s repurchase of the April 2017 Warrants to pay the subscription price for the exercise of their subscription rights in the Rights Offering. Upon the closing of the Rights Offering the Company repurchased 1,866,178 warrant shares and applied consideration of $2.2 million to the subscribed shares in the Rights Offering.

The Company sold an aggregate of 13,465,102 shares of its common stock to existing stockholders and certain warrant holders in the Rights Offering for gross proceeds of $13.5 million, which after deducting expenses totaling approximately $0.3 million, resulted in net proceeds of $13.2 million from the Rights Offering; and 20,534,898 shares of its common stock to the backstop investor in a private placement in conjunction with the Rights Offering for gross proceeds of $20.5 million. Of the $0.3 million in direct issuance costs, warrants with a fair value of $0.1 million have been issued to an information agent. The warrants are classified as equity in the statement of stockholders’ equity. The Company intends to use the proceeds of the offering to broaden its footprint in Asia, support research, development and commercialization activities, and for working capital.

Clinical Update

The Company’s strategy continues to be to expand clinical data associated with robotic exoskeleton use and, in particular, Ekso GT. To date, there have been 62 studies announced utilizing the Ekso GT, including 35 completed studies and 27 ongoing studies, encompassing a total of nearly 1,500 patients. This includes the first Company-sponsored clinical trial, which is led by Professor Dylan Edwards, Ph.D., P.T., of The Burke Medical Research Institute. The study, entitled WISE (Walking Improvement for SCI with Exoskeletons), evaluates improvement in independent gait speeds of Spinal Cord Injury (“SCI”) patients undergoing rehabilitation with the Ekso GT and compares it to both conventional therapy and a control group. The US-based, multi-center study has been initiated at seven rehabilitation centers and seeks to enroll approximately 160 people with chronic incomplete SCI.

The Company also continues to work with investigators who have independently initiated large clinical trials to study the use of the Ekso GT, including: a Kessler Foundation study that is enrolling acute stroke patients in a grant-funded randomized, controlled trial with the goal of demonstrating the benefits of early intervention with gait therapy using the Ekso GT; a registry headed up by the Rehabilitation Institute of Chicago focusing on the clinical efficacy of the Ekso GT in both SCI and stroke survivors; and a study being conducted by the Moritz Klink entitled The MOST Study (Mobility improved after stroke when a robotic device was used in comparison to physical therapy) investigating the impact of gait training with the Ekso GT on functional independence of 80 patients with impaired gait as a consequence of stroke when compared to conventional physiotherapy alone.

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

Sales and Marketing Update - Rehabilitation

In conjunction with our FDA clearance in April 2016, including the only approved label in the industry that includes patients with hemiplegia due to stroke, we completed a full review of our sales and marketing efforts. We have begun to broaden the launch of our Ekso GT and our go-to-market plan in the US and in Europe, including an increase in marketing campaigns to educate the market on the benefits of stroke rehabilitation using exoskeletons, and arranging product demonstrations with various stakeholders at our target customers.

Today we have four direct salespersons, one direct sales representative and a distributor manager for over 10 distributors in Europe, as well as a sales operations manager that supports the efforts of both regions. This sales team is supported by 10 physical therapists to provide customer demonstrations and training, and six sales operation and customer service personnel. Over the past several quarters the Company has endeavored to better understand its customer’s decision cycle for adopting the Company’s new technology, in order to optimize the pace of placements and adoption, and has piloted a number of alternative approaches for trial, sales, and rental options. For example, in the United States, we have piloted a short-term (three to six months) customer rental with an option to convert to purchase or long-term rental to place units with customers, which in several cases has been more effective than pursuing sales through the standard capital purchase budget cycle. Given the track record of converting previous rentals to sales, we could see these short term rentals in the United States and other operating rental options facilitate expansion of the Company’s rehabilitation program, while also allowing us to reduce the timeline to place our Ekso GT units.

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

Ekso Bionics has been granted 35 Continuing Competence Units, through the Federation of State Board of Physical Therapy (FSBPT), for physical therapists that successfully complete the Ekso GT training program. The FSBPT recognized the comprehensive overview of gait analysis, robotic technology integration into gait training, and interactive learning through guided instruction during our training program.

Regulatory Status

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

Results of Operations

The following table presents our results of operations for the three months ended September 30 (in thousands):

	Three months ended September 30,
	2017	2016	Change	% Change
Revenue:
Device and related	$1,587	$1,495	$92	6%
Engineering services	10	101	(91)	-90%
Total revenue	1,597	1,596	1	0%

Cost of revenue:
Device and related	1,045	1,123	(78)	-7%
Engineering services	8	70	(62)	-89%
Total cost of revenue	1,053	1,193	(140)	-12%

Gross profit	544	403	141	35%

Operating expenses:
Sales and marketing	3,226	2,735	491	18%
Research and development	1,986	2,216	(230)	-10%
General and administrative	2,414	2,318	96	4%
Change in fair value, contingent liabilities	(16)	-	(16)	--
Total operating expenses	7,610	7,269	341	5%

Loss from operations	(7,066)	(6,866)	(200)	3%

Other income (expense), net:
Gain (loss) on revaluation of warrant liabilities	1,814	(1,620)	3,434	-212%
Loss on repurchase of warrants	(1,067)	-	(1,067)	--
Interest income (expense) and other, net	(16)	8	(24)	-300%
Total other income (expense), net	731	(1,612)	2,304	-143%

Net loss	(6,335)	(8,478)	2,104	-25%

Less: Preferred deemed dividend	-	(3,016)	3,016	-100%
Net loss applicable to common stockholders	$(6,335)	$(11,494)	$5,120	-45%

Revenue

Device and related increased $0.1 million, or 6%, for the three months ended September 30, 2017, compared to the same period of 2016. This increase was made up of a $0.2 million increase in medical device revenue, primarily due to a higher volume of medical device sales, partially offset by a $0.1 million decrease in industrial device revenue.

As the Company did not have any substantial engineering projects for the three months ended September 30, 2017, the Company recognized an immaterial amount of engineering services revenues in the period. Engineering services revenue was $0.1 million for the quarter ended September 30, 2016.

Gross Profit

Gross profit increased $0.1 million, or 35%, for the three months ended September 30, 2017 compared to the same period of 2016, primarily due to higher sales of medical devices and a reduction in service costs.

Operating Expenses

Sales and marketing expenses increased $0.5 million, or 18%, for the three months ended September 30, 2017, compared to the same period of 2016 primarily due to an increase in marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and its exoskeleton offerings for industrial applications, and an increase in clinical research activity.

Research and development expenses decreased $0.2 million, or 10%, for the three months ended September 30, 2017, compared to the same period of 2016 primarily due to decreased employment costs as a result of the reduction in workforce.

General and administrative expenses increased $0.1 million, or 4%, for the three months ended September 30, 2017, compared to the same period of 2016 primarily due to an increase in business development related activities in Asia.

Change in fair value, contingent liabilities for the three months ended September 30, 2017, included changes of the fair value of the contingent consideration liability related to Equipois sales earnouts and contingent success fee liability related to the outstanding debt with lender.

Other Income, Net

Other income, net, increased $2.3 million, or 143%, primarily related to the changes of fair value of warrant liabilities.

Gain on revaluation of warrant liabilities of $1.8 million for the three months ended September 30, 2017 was associated with the revaluation of warrants issued in 2015 and April 2017, compared to a loss of $1.6 million from the revaluation of warrants issued in 2015 for the three months ended September 30, 2016. The gains and losses on the revaluation of warrants are primarily driven by changes in the Company’s stock price.

Loss on repurchase of warrants of $1.1 million for the three months ended September 30, 2017, was associated with the difference in the fair value of the April 2017 Warrants on the date of repurchase and the repurchase price. There was no comparable amount during the same period in 2016.

Interest income (expense) and other, net in the three months ended September 30, 2017, included $0.1 million of unrealized exchange gains partially offset by $0.2 million interest expense associated with the $7.0 million of debt obtained in December 2016. The Company had substantially no debt outstanding in 2016 and immaterial unrealized exchange gains.

Preferred Deemed Dividend

In the three months ended September 30, 2016, 3,867 shares of convertible preferred stock were converted into approximately 980,594 shares of common stock, resulting in a $3.0 million non-cash preferred deemed dividend that related to the amortization of the discount associated with the warrants issued in December 2015.

The following table presents our results of operations for the nine months ended September 30 (in thousands):

	Nine months ended September 30,
	2017	2016	Change	% Change
Revenue:
Device and related	$4,862	$11,003	$(6,141)	-56%
Engineering services	38	631	(593)	-94%
Total revenue	4,900	11,634	(6,734)	-58%

Cost of revenue:
Device and related	3,593	9,078	(5,485)	-60%
Engineering services	15	452	(437)	-97%
Total cost of revenue	3,608	9,530	(5,922)	-62%

Gross profit	1,292	2,104	(812)	-39%

Operating expenses:
Sales and marketing	9,563	8,151	1,412	17%
Research and development	7,491	6,586	905	14%
General and administrative	7,430	8,271	(841)	-10%
Restructuring	665	-	665	--
Change in fair value, contingent liabilities	(191)	-	(191)	--
Total operating expenses	24,958	23,008	1,950	8%

Loss from operations	(23,666)	(20,904)	(2,762)	13%

Other income (expense), net:
Gain on revaluation of warrant liabilities	4,851	3,030	1,821	60%
Loss on repurchase of warrants	(1,067)	-	(1,067)	--
Interest expense and other, net	(262)	(20)	(242)	1210%
Total other income (expense), net	3,522	3,010	512	17%

Net loss	(20,144)	(17,894)	(2,250)	13%

Less: Preferred deemed dividend	-	(10,345)	10,345	-100%
Net loss applicable to common stockholders	$(20,144)	$(28,239)	$8,095	-29%

Revenue

Device and related revenue decreased $6.1 million, or 56%, for the nine months ended September 30, 2017, compared to the same period of 2016 primarily due to the recognition of revenue during the nine months ended September 30, 2016 of $6.5 million of previously deferred revenue resulting from a change of an accounting estimate (see Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition); partially offset by increased medical device sales.

We did not have any substantial engineering projects for the nine months ended September 30, 2017. Engineering services revenue was $0.6 million for the nine months ended September 30, 2016.

Gross Profit

Gross profit decreased $0.8 million, or 39%, for the nine months ended September 30, 2017 primarily due to $2.4 million of gross profit from our change in accounting estimate related to revenue recognition during the nine months ended September 30, 2016 (see Note 2 in the notes to our condensed consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition); partially offset by increased medical device sales.

Operating Expenses

Sales and marketing expenses increased $1.4 million, or 17%, for the nine months ended September 30, 2017, compared to the same period of 2016 primarily due to an increase in marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and its exoskeleton offerings for industrial applications, an increase in clinical research activity, and increased average employee headcount notwithstanding the reduction in workforce in May 2017.

Research and development expenses increased $0.9 million, or 14%, for the nine months ended September 30, 2017, compared to the same period of 2016 primarily due to labor being redirected to product innovation activities from billable engineering service projects which was recorded in cost of revenue, and increases in outside services and material purchases for the development of medical and industrial products, respectively.

General and administrative expenses decreased $0.8 million, or 10%, for the nine months ended September 30, 2017, compared to the same period of 2016 primarily due to the absence of a $0.8 million non-cash stock compensation charge in the nine months ended September 30, 2016 related to the modification of stock options that had been granted to the then Chief Executive Officer. In addition, the 2016 period included a $0.3 million severance charge with respect to the departure of the then Chief Executive Officer. These decreases were partially offset by increased costs associated with business development activities in Asia.

Restructuring expense of $0.7 million for the nine months ended September 30, 2017 includes employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other related severance related benefits.

Change in fair value, contingent liabilities of $0.2 million for the nine months ended September 30, 2017, included the changes of the fair value of the contingent consideration liability related to Equipois sales earnouts and contingent success fee liability related to the outstanding debt with lender.

Other Income, Net

Gain on  revaluation of warrant liabilities increased $1.8 million, or 60%, for the nine months ended September 30, 2017, compared to the same period of 2016. We recorded a gain of $4.9 million on the revaluation of warrant liabilities related to warrants issued in 2015 and 2017 for the nine months ended September 30, 2017, compared to a gain of $3.0 million on the revaluation of warrant liabilities related to warrants issued in 2015 for the nine months ended September 30, 2016. Gains and losses on revaluation of warrants are primarily driven by changes in the Company’s stock price.

Loss on repurchase of warrants of $1.1 million for the nine months ended September 30, 2017, was associated with the difference in the fair value of the April 2017 Warrants on the date of repurchase and the repurchase price. There was no comparable amount during the same period in 2016.

Interest expense and other, net increased $0.2 million, primarily due to interest expense associated with the $7.0 million of debt obtained in December 2016. The Company had an insignificant amount of debt outstanding during the same period in 2016.

Preferred Deemed Dividend

In the nine months ended September 30, 2016, 13,263 shares of convertible preferred stock were converted into approximately 2,309,531 shares of common stock, resulting in a $10.3 million non-cash preferred deemed dividend that related to the amortization of the discount associated with the warrants issued in December 2015. There was no comparable amount during the same period in 2017.

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

Cash and Working Capital

Cash on hand at September 30, 2017 was $33.4 million compared to $16.8 million at December 31, 2016. For the nine months ended September 30, 2017, the Company used $25.6 million of cash in operations compared to $20.6 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of December 31, 2016, the Company had an accumulated deficit of $114.9 million and cash on hand of $16.8 million.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have contributed significantly to its accumulated deficit. In the nine months ended September 30, 2017, the Company used $25.6 million of cash in its operations.

In 2017, management has taken several actions to alleviate the substantial doubt about the Company’s ability to continue as a going concern that existed as of the date of issuance of the December 31, 2016 consolidated financial statements, including, but not limited to, the following:

•	streamlining its operations and reducing its workforce by approximately 27 employees to lower operating expenses and reduce cash burn;

•	conducting a registered direct offering of 3,732,356 shares of its common stock for net proceeds of $10.9 million; and

•	conducting a rights offering, which resulted in the issuance of an aggregate of 13,465,102 shares of its common stock for net proceeds of $13.2 million and concurrently selling 20,534,898 shares of its common stock to the backstop investor in a private placement for proceeds of $20.5 million.

With cash on hand of $33.4 million as of September 30, 2017, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period one year from the issuance of these condensed consolidated financial statements.

The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical, sales and marketing initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company may require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to further reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). The Company held no cash equivalents for any of the periods presented.

	Nine months ended
	September 30,
	2017	2016
Net cash used in operating activities	$(25,582)	$(20,555)
Net cash used in investing activities	(353)	(728)
Net cash provided by financing activities	42,459	14,537
Effect of exchange rate changes on cash	69	(6)
Net increase (decrease) in cash	16,593	(6,752)
Cash at the beginning of the period	16,846	19,552
Cash at the end of the period	$33,439	$12,800

Net Cash Used in Operating Activities

Net cash used in operations increased $5.0 million, or 24%, for the nine months ended September 30, 2017, compared to the same period of 2016 primarily due to increases in cash expenditures toward marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and exoskeleton offerings for industrial applications, business development activities in Asia, product innovation activities for the development of medical and industrial products, and clinical research activities. In addition, inventory levels of our industrial products increased primarily due to the timing of sales and preparation of a new product launch.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.4 million for the nine months ended September 30, 2017, compared to the same period of 2016 primarily due to lower acquisitions of property and equipment related to our company-owned fleet of Ekso units used for demonstrations and loaned to current customers, partially offset by expenditures on our new enterprise resource planning system.

Net Cash Provided by Financing Activities

The net cash provided by financing activities of $42.5 million for the nine months ended September 30, 2017 was driven by proceeds from the sale of common stock related to the Rights Offering in August 2017 and the equity financing in April 2017.

The net cash provided by financing activities for the nine months ended September 30, 2016 included proceeds from the sale of common stock related to the equity financing in August 2016, offset by expenses paid related to the December 2015 issuance of convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2017, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years
Term loan	$8,117	$1,991	$5,093	$1,033	$-
Facility operating lease	2,813	601	1,246	966	-
Capital lease	105	37	68	-	-
Total	$11,035	$2,669	$6,407	$1,999	$-

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2017, the Company issued and sold 20,534,898 shares of common stock to Puissance Cross-Border Opportunities II LLC (“Puissance Cross-Border Opportunities) pursuant to a backstop purchase agreement dated July 19, 2017 entered into in connection with the Company’s Rights Offering. The backstop investment agreement provided for the purchase of any unsubscribed shares from the Rights Offering at a price of $1.00 per share, subject to a cap of 40% of the Company’s total outstanding shares. The shares of common stock were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6. Exhibits

Exhibit Number	Description
4.1	Form of Warrant issued pursuant to the amendment dated September 13, 2017to the information agent agreement between the Company and Katalyst Securities LLC dated August 11, 2017 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;

•	unaudited condensed consolidated statements of operations and comprehensive loss;

•	unaudited condensed consolidated statement of cash flows;

•	notes to unaudited condensed consolidated financial statements;

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: November 8, 2017	By:	/s/ Thomas Looby
Thomas Looby
President and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

