Form 10-K/A
period 2016-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2017-12-27
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrants’ telephone number, including area code: (510) 984-1761

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $58,706,755 based on the last sale price for such stock on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

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

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

Explanatory Note

As previously disclosed in Item 8.01 of our Current Report on Form 8-K filed on December 14, 2017, our independent registered public accounting firm, OUM & Co. LLP (“OUM”) notified management and the Audit Committee of Ekso Bionics Holdings, Inc. (the “Company”) that it had concluded that its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 should no longer be relied upon and that a material weakness in the Company’s internal control over financial reporting existed as of such date.

We note that no restatement of the Company’s consolidated financial statements or footnote disclosures for any periods through and including the fiscal year ended December 31, 2016 has occurred.

As part of its original audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Filing”), OUM assessed the Company’s internal control over financial reporting as of December 31, 2016. At that time, OUM and the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Subsequent to the issuance of the Original Filing, the Public Company Accounting Oversight Board conducted an inspection of OUM’s 2016 audit of the Company. As a result, OUM reevaluated the Company’s information technology (IT) general controls, and has now concluded that a “material weakness” existed as of December 31, 2016.

After consultation with OUM, management also concluded that the Company’s internal control over financial reporting was not effective at December 31, 2016 and, accordingly, its disclosure controls and procedures were not effective at December 31, 2016.

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Original Filing for the sole purpose of (i) revising the Report of Independent Registered Public Accounting Firm of OUM (the “Auditor’s ICFR Report”) contained in Part II, Item 8 of the Original Filing regarding the effectiveness of our internal control over financial reporting and amending the Report of Independent Registered Public Accounting Firm of OUM contained in Part II, Item 8 of the Original Filing regarding our financial statements to reflect such revision of the Auditor’s ICFR Report, (ii) revising the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Part II, Item 9A of the Original Filing to reflect management’s conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective at December 31, 2016, and (iii) revising Part I, Item 1A. Risk Factors of the Original Filing to reflect the material weakness in the Company’s internal control over financial reporting identified subsequent to the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part I, Item 1A and Part II, Item 8 of the Original Filing in this Amendment No. 1. However, there have been no changes to the text of Part I, Item IA other than changes to the risk factor under the heading “Any failure to maintain effective internal control over our financial reporting could materially adversely affect us” to reflect the changes noted above, and there have been no changes to the text of Part II, Item 8 other than the change stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, a new consent of OUM & Co. LLP, and related amendments to the List of Exhibits contained in Part IV, Item 15 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

PART I

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

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K and quarterly reports on Form 10-Q an assessment by management of the effectiveness of our internal control over financial reporting. At the time that our Annual Report on Form 10-K for the year ended December 31, 2016 was filed on March 15, 2017, our principal executive officer and principal financial officer concluded that we maintained effective internal control over financial reporting as of such date. Subsequent to the issuance of our original Annual Report on Form 10-K for the year ended December 31, 2016, the Public Company Accounting Oversight Board conducted an inspection of our independent registered public accounting firm, OUM & Co. LLP (“OUM”). As a result, OUM reevaluated the Company’s information technology general controls, and concluded that a “material weakness” existed as of December 31, 2016. After consultation with OUM, management also concluded that the Company’s internal control over financial reporting was not effective at December 31, 2016.

As a natural course of business, management has, over the course of 2017, been working to further strengthen its internal controls. Specifically, the Company has increased segregation of duties and implemented a more robust accounting and enterprise resource planning system (which became operational in October 2017). While we believe that the policies, processes and procedures we have put in place over the course of 2017 will be sufficient to render our internal controls over financial reporting effective, our initiatives may not prove successful and management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then (if required in the future) they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts..

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

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ekso Bionics Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017, except for the effect of the material weakness described in the sixth paragraph of that report, as to which the date is December 27, 2017, expressed an adverse opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 14, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our report dated March 14, 2017, we expressed an unqualified opinion that Ekso Bionics Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. Management has subsequently identified a deficiency related to the Company’s information technology (IT) general controls and segregation of duties, and has further concluded that such deficiency represented a material weakness as of December 31, 2016. As a result, management has restated its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting; to conclude that Ekso Bionics Holdings, Inc.’s internal control over financial reporting was not effective as of December 31, 2016. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control over financial reporting relating to the Company’s IT general controls and segregation of duties. Specifically, the Company did not design and maintain processes and procedures that restrict access to key financial systems and records to appropriate users, and the Company did not appropriately evaluate whether there was an adequate segregation of duties. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 14, 2017 which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ekso Bionics Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on COSO criteria.

/s/ OUM & CO. LLP

San Francisco, California

March 14, 2017, except for the effect of the material weakness described in the sixth paragraph above, as to which the date is December 27, 2017

Ekso Bionics Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2016	2015

Assets
Current assets:
Cash	$16,846	$19,552
Accounts receivable, net of allowances of $107 and $93, respectively	1,780	2,069
Inventories, net	1,556	1,056
Prepaid expenses and other current assets	502	436
Deferred cost of revenue, current	-	2,088
Total current assets	20,684	25,201
Property and equipment, net	2,435	2,625
Deferred cost of revenue	-	2,502
Intangible assets, net	1,026	1,584
Goodwill	189	189
Other assets	91	97
Total assets	$24,425	$32,198

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,879	$2,694
Accrued liabilities	3,556	1,885
Deferred revenues, current	825	3,960
Capital lease obligation, current	54	80
Total current liabilities	6,314	8,619
Deferred revenues	805	4,613
Note payable, net	6,789	-
Warrant liability	3,546	9,195
Contingent consideration liability	217	768
Contingent success fee liability	116	-
Other non-current liabilities	107	195
Total liabilities	17,894	23,390
Commitments and contingencies (Note 16)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none and 13 issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Common stock, $0.001 par value; 71,429 shares authorized; 21,894 and 15,027, shares issued and outstanding at December 31, 2016 and 2015, respectively	22	15
Additional paid-in capital	121,291	100,185
Accumulated other comprehensive income (loss)	79	(1)
Accumulated deficit	(114,861)	(91,391)
Total stockholders’ equity	6,531	8,808
Total liabilities and stockholders’ equity	$24,425	$32,198

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settleable with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settleable with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The Company accounts for any income tax contingencies in accordance with accounting guidance for income taxes. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been considered.

For the preparation of the Company’s consolidated financial statements included herein, the Company estimates its income taxes and tax contingencies in each of the tax jurisdictions in which it operates prior to the completion and filing of its tax returns. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. The Company must then assess the likelihood that the deferred tax assets will be realizable, and to the extent they believe that realizability is not likely, the Company must establish a valuation allowance. In assessing the need for any additional valuation allowance, the Company considers all the evidence available to it, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted- Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(Years)	Price	Shares	Price
$0.28 - $0.49	106	1.89	$0.36	106	$0.36
$2.73 - $4.00	762	6.90	$3.61	465	$3.39
$4.67 - $7.42	876	8.03	$6.55	387	$6.81
$8.96 - $15.33	733	8.14	$10.33	304	$10.80
	2,477	7.45	$6.50	1,262	$5.97

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

Item 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon that evaluation, at the time that our Annual Report on Form 10-K for the year ended December 31, 2016 was filed on March 15, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to that evaluation, as a result of the material weakness in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016. The Company is amending this Item 9A to reflect this conclusion.

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

Management’s Report on Internal Control Over Financial Reporting (restated)

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company’s management believes that based on this criteria, as of December 31, 2016, there was a material weakness in the Company’s information technology general controls. Specifically, our design and maintenance of processes and procedures that restrict access to key financial systems and records to appropriate users did not ensure there was adequate segregation of duties, and our compensating controls, including management oversight, could not be sufficiently demonstrated by evidence to overcome this weakness. The existence of this material weakness did not result in any adjustments to the Company’s financial statements for the year ended December 31, 2016.

In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year-ended December 31, 2016, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2016. We have subsequently concluded that the material weakness described above existed as of December 31, 2016. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria described above. Management therefore has restated its report on internal control over financial reporting.

OUM & Co. LLP, our independent registered public accounting firm, has issued an attestation report expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Except with respect to the material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 27, 2017	By:	/s/ Thomas Looby
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 15, 2014, by and among the Registrant, Acquisition Sub and Ekso Bionics, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2015)

3.2	Certificate of Merger of Ekso Bionics, Inc., with and into Acquisition Sub, filed January 15, 2014 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on December 23, 2015 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2015)

3.5	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock, filed on April 4, 2016 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2016)

3.6	Certificate of Change of Ekso Bionics Holdings, Inc. effective May 4, 2016 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2016)

4.1	Form of specimen certificate (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on June 23, 2015)

10.1	Indemnification Shares Escrow Agreement, dated as of January 15, 2014, by and among the Registrant, Nathan Harding and Gottbetter & Partners, LLP, as escrow agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2	Split-Off Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.3	General Release Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and stockholders party thereto (incorporated by reference from Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5	Form of Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(a)	Form of Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(b)	Form of Amendment to Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.6(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.7(a)	Form of Bridge Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.7(b)	Form of Amendment to Bridge Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.7(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.8(a)	Form of PPO Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.8(b)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Offer to Amend and Exercise (incorporated by reference from Exhibit 99.(a)(1)(c) to the Registrant’s Schedule TO filed on October 23, 2014)

10.8(c)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Anti-Dilution Amendment (incorporated by reference from Exhibit 99.(a)(1)(F) to the Registrant’s Schedule TO filed on October 23, 2014)

10.9(a)	Form of PPO Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.9(b)	Form of Amendment to PPO Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.9(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.10	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(a)	Placement Agency Agreement, dated December 5, 2015, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(b)	First Amendment to Placement Agency Agreement, dated January 28, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014)

10.11(c)	Second Amendment to Placement Agency Agreement, dated October 21, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.12†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on May 11, 2015)

10.13	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.14†	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.15†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Nathan Harding (incorporated by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.16†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Max Scheder-Bieschin (incorporated by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.17†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Russ Angold (incorporated by reference from Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.18†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Frank Moreman (incorporated by reference from Exhibit 10.18 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.19	Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.20	Exclusive License Agreement, dated as of July 14, 2008, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a/ Berkeley Bionics and formerly d/b/a Berkeley ExoWorks (as amended by Amendment #1 to Exclusive License Agreement, dated as of May 20, 2009, by and between The Regents of the University of California and Berkeley Bionics) (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.21	Lease, dated as of November 29, 2011, by and between FPOC, LLC and Berkeley Bionics, Inc., d/b/a Ekso Bionics (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.22	Letter Agreement, dated as of November 12, 2013, by and between Gravitas Partners Ltd., Premium Capital Partners Ltd., and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.23	Director Nomination Agreement dated as of January 15, 2013, among the Registrant, Ekso Bionics and CNI Commercial LLC (incorporated by reference from Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.24	Form of Ekso Bionics’ Warrant to purchase shares of its common stock (converted under the Merger Agreement into warrants to purchase shares of the Registrant’s Common Stock) (incorporated by reference from Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.25**	Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.26**	Medical License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.26 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.27**	Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.27 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.28†	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.29†	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.30	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and Katalyst Securities LLC (incorporated by reference from Exhibit 99.(d)(1) to the Registrant’s Schedule TO filed on October 23, 2014)

10.31	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and EDI Financial, Inc. (incorporated by reference from Exhibit 99.(d)(2) to the Registrant’s Schedule TO filed on October 23, 2014)

10.32†	Employment Agreement, dated March 19, 2015, between the Registrant and Thomas Looby (incorporated by reference from Exhibit 10.32 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2014)

10.33	Form of Warrant to purchase shares of the Registrant’s common stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.34	Securities Purchase Agreement dated December 23, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.35	Placement Agency Agreement, dated December 23, 2015, by and among the Registrant and Ladenburg Thalmann & Co., Inc., as representative of the placement agents named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.36†	Nathaniel Harding Separation Agreement dated February 25, 2016 (incorporated by reference from Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.37	Form of Amendment to Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2016)

10.38	Amendment to Lease Agreement dated November 5, 2016 (incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.39	Loan and Security Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.40	Success Fee Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

21.1*	Subsidiaries of the Registrant

23.1***	Consent of Independent Registered Public Accounting Firm

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*	Previously filed with the Annual Report on Form 10-K originally filed on March 15, 2017.
**	Confidential Treatment has been requested as to certain portions of Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
***	Filed herewith
†	Management contract or compensatory plan or arrangement

