Form 10-Q/A
period 2017-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2017-12-27
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of registrant’s common stock outstanding as of May 1, 2017 was 25,634,568.

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

As part of its original audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, OUM assessed the Company’s internal control over financial reporting as of December 31, 2016. At that time, OUM and the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Subsequent to the original issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Public Company Accounting Oversight Board conducted an inspection of OUM’s 2016 audit of the Company. As a result, OUM reevaluated the Company’s information technology (IT) general controls, and has now concluded that a “material weakness” existed as of December 31, 2016.

After consultation with OUM, management also concluded that the Company’s internal control over financial reporting was not effective at December 31, 2016 and, accordingly, its disclosure controls and procedures were not effective at December 31, 2016.

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “Original Filing”). The purpose of this Amendment No. 1 is to revise Part I, Item 4 of the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2017.

Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, and related amendments to the List of Exhibits contained in Part II, Item 6 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

PART I. Financial information

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, at the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 was filed on May 9, 2017 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, management reevaluated its internal control over financial reporting as of December 31, 2016 and concluded that there was a material weakness in the Company’s information technology general controls as of that date. Specifically, our design and maintenance of processes and procedures that restrict access to key financial systems and records to appropriate users did not ensure there was adequate segregation of duties, and our compensating controls, including management oversight, could not be sufficiently demonstrated by evidence to overcome this weakness. The existence of this material weakness did not result in any adjustments to the Company’s financial statements for the year ended December 31, 2016.

As a result of the material weakness in our internal control over financial reporting described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017. The Company is amending this Item 4 to reflect this conclusion.

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

Changes in Internal Control Over Financial Reporting

Except with respect to the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.41	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

10.42	Placement Agency Agreement, dated as of April 2, 2017 by and among the Company and B. Riley & Co., LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

10.43	Form of Leak-Out Agreement (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”):

☐	unaudited condensed consolidated balance sheets;

☐	unaudited condensed consolidated statements of operations and comprehensive loss;

☐	unaudited condensed consolidated statement of cash flows;

☐	notes to unaudited condensed consolidated financial statements;

*	Filed herewith
**	Previously filed with the Quarterly Report on Form 10-Q originally filed on May 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: December 27, 2017	By:	/s/ Thomas Looby
Thomas Looby
President and Chief Executive Officer

Date: December 27, 2017	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)