Form 10-Q/A
period 2017-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2017-12-27
CIK 1549084

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

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (the “Original Filing”). The purpose of this Amendment No.1 is to revise Part I, Item 4 of the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at June 30, 2017.

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

PART I. Financial information

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, at the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 was filed on August 7, 2017 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As a result of the material weakness in our internal control over financial reporting described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017. The Company is amending this Item 4 to reflect this conclusion.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.44	Purchase Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2017)

10.45	Registration Rights Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2017)

10.46**	Form of Employee Restricted Stock Unit Agreement under 2014 Equity Incentive Plan

10.47**	Form of Warrant Repurchase and Amendment Agreement

10.48**	First Amendment to Loan and Security Agreement, dated as August 3, 2017, by and among EKSO Bionics Holdings, Inc., EKSO Bionics, Inc. and Western Alliance Bank

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”):

☐	unaudited condensed consolidated balance sheets;

☐	unaudited condensed consolidated statements of operations and comprehensive loss;

☐	unaudited condensed consolidated statement of cash flows;

☐	notes to unaudited condensed consolidated financial statements;

*	Filed herewith
**	Previously filed with the Quarterly Report on Form 10-Q originally filed on August 7, 2017.

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