Form 10-K
period 2017-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2018-03-13
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37854

Ekso Bionics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or organization)	99-0367049 (I.R.S. Employer Identification No.)

1414 Harbour Way South, Suite 1201 Richmond, California 94804 (Address of Principal Executive Offices) (Zip Code)

Registrants' telephone number, including area code: (510) 984-1761

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Stock Market LLC
(Nasdaq Capital Market)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐      Accelerated filer  ☒    Non-accelerated filer  ☐ Smaller reporting company  ☐   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $53,439,506 based on the last sale price for such stock on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 2, 2018 the registrant had 60,216,155 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

PART I

Item 1.         BUSINESS

Overview

We design, develop and sell exoskeleton technology that currently has applications in healthcare and industrial markets. Our wearable exoskeletons are worn over clothing and are mechanically controlled by a trained operator to augment human strength, endurance and mobility.

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

While we believe advancements in technology will continue driving commercial interest in and further development of exoskeleton systems, we also recognize that we are in the early stages of development of exoskeleton capabilities. In order to advance the commercialization of our exoskeleton technology, we intend to focus our efforts in 2018 on the following key initiatives:

•	Drive robotic exoskeleton rehabilitation to become the standard of care for both in-patient and out-patient rehabilitation for patients with some form of lower limb paralysis or weakness.

•	Expand our presence to select countries in Asia.

•	Continue to introduce new features in rehabilitation for our Ekso GT, which could expand access to care to more patients, and for our EksoPulse Analytics, which aids in providing more personalized care in rehabilitation sessions.

•	Continue patient enrollment in our company-sponsored randomized controlled trial Walking Improvement for SCI with Exoskeletons (“WISE”) Study and further add to the growing body of clinical evidence to support the use of Ekso GT for rehabilitation.

•	Continue leveraging our commercial experience with the Ekso GT and our exoskeleton development work to develop an appropriate go-to-market strategy for our next generation medical devices for use outside of a rehabilitation setting. We are striving to bring to market devices that will be cost-effective, with the appropriate functionality and levels of independence for their use outside of a rehabilitation setting.

•	Build upon our momentum in industrial markets, expanding on the commercial rollout of EksoZeroG for aerial work platforms and scaffolding to include the commercial rollout of EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead while enabling freedom of motion.

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

The Ekso GT incorporates SmartAssist, our proprietary, adaptive or “smart” software that detects a user’s level of motor loss and dynamically provides 0-100% power to either side of the body. SmartAssist can promote a greater number of high-quality steps in a short time period and support the early re-learning of correct step patterns and weight shifts, potentially mitigating compensatory behaviors. SmartAssist also has allowed our customers to significantly expand the spectrum of patients that can potentially benefit from robotic rehabilitation.

In addition, SmartAssist can aid in promoting early mobility by training patients (PreGait) to walk in an exoskeleton, which should expand access to care to more patients. SmartAssist also includes next generation Variable Assist technology that provides more freedom for healthcare providers to allow patients to power themselves (FreeGait) in the most appropriate ways possible. Lastly, SmartAssist includes QuickFit, a more rehabilitation friendly user-interface that should reduce potential data input / output errors.

In December of 2017 we also launched in Europe the Ekso GT Functional Electrical Stimulation (FES) interface capability through a partnership with Hasomed GmbH, a developer of innovative products for neurological rehabilitation. FES is a technique that uses low energy electrical pulses to artificially generate body movements in individuals who have been paralyzed due to injury to the central nervous system. We believe the combination of exoskeleton technology with SmartAssist and FES gives clinicians the synergistic benefits of earlier mobility and muscle stimulations to provide rehabilitation to a broader spectrum of patients.

Another important feature of our Ekso GT is its Ekso Pulse Analytics, a real-time data capture program. Ekso Pulse gathers and transmits statistics and device information during Ekso GT walking sessions. This information can be used to track patient progression and to monitor device utilization. The Ekso GT records data such as steps, speed, step size, and other settings along with all error logs and operating parameters. Data is sent securely to our servers where it is available for customers to view, filter, and export through a secure web portal. This feature enables more thorough patient care while reducing manual data entry. It also enables us to provide a higher level of service through early identification and thorough reporting of device errors, saving customers the time and expense of unnecessary on-site visits.

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

As of February 1, 2018, the Company had shipped over 275 Ekso GT units to close to 200 rehabilitation facilities or customers worldwide. The number of units utilized at a center varies from one to six, and is driven by the number of beds and rehabilitation sessions a hospital can offer and that hospital’s adoption of robotics within its rehabilitation protocols.

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

Clinical Evidence and Reimbursement

Many of our early clinical customers have undertaken research to evaluate the use in rehabilitation of exoskeletons in general and our Ekso robotic exoskeleton in particular. Although these studies primarily have focused on feasibility and safety and have relied on small sample sizes, initial study findings have been favorable. In 2017, we learned of results for eleven clinical studies for SCI and four for stroke. One completed SCI study included nine Pan-European sites with 52 participants. One other study included 23 sub-acute and chronic stroke participants. Also, we have now enrolled ten sites for our company sponsored WISE (Walking Improvement for SCI with Exoskeletons) study. These sites, in turn, have enrolled over 20 patients. The primary endpoint of the WISE study seeks to demonstrate that a 12-week robotic gait training regimen can lead to a clinically meaningful improvement in independent walking speed. Secondary endpoints from the trial are examining economic factors such as number of physical therapists and staff required during training, the physical burden on physical therapists assisting and supervising during training, and the influence of factors that may modify the gait recovery.

We intend to continue our work with rehabilitation centers and clinicians studying the benefits of robotic exoskeleton rehabilitation using the Ekso. We have also increased the number of centers of excellence to four, with the first European Center of Robotic Excellence established in northern Italy at Villa Beretta Centro di Riabilitazione coming on board. We believe that additional clinical evidence will help treating physicians to better understand the benefits of rehabilitation with the Ekso GT and will support our efforts with more industry collaboration toward achieving reimbursement for exoskeletons.

We believe that reimbursement by the Centers for Medicare/Medicaid Services (“CMS”) and third-party insurers will play an important role in the long-term success of our efforts to drive commercial adoption of our Ekso GT and to make the Ekso GT a standard of care for rehabilitation for patients with some form of lower limb paralysis or weakness. In order to establish an appropriate robotic exoskeleton coding mechanism as well as gain coverage and payment by payers, the Company and its competitors must generate both clinical and economic evidence demonstrating the benefits of robotic exoskeletons. We believe that the investments we are making in clinical trials will assist in generating this evidence. Generally, reimbursement for professional services performed at the hospital in the out-patient rehabilitation setting is reported under separate billing codes issued by the American Medical Association (“AMA”) known as Current Procedural Terminology (“CPT”) codes. While existing Physical Therapy CPT codes provide modest reimbursement for the use of our technology in the out-patient rehabilitation setting, we are aware of no CPT code that specifically describes robotic exoskeletons. We may determine to pursue an application for a new CPT code. We have engaged the services of expert consultants with extensive experience in CPT coding, coverage and payment to assist us in our reimbursement strategy.

The European Union also requires a two-track approach to market penetration and subsequent coverage, requiring separate claims for purchasing the device and for requests for reimbursement. We are well represented in clinics run by German and Austrian accident insurers, with four out of 13 rehabilitation sites in Germany and three out of four rehabilitation sites in Austria. We also have a growing number of patients in Europe, who get reimbursement on a case-by-case decision covered by public and private health insurers for in-patient and out-patient treatment. The first paid out-patient trial with an accident insurer in collaboration with an out-patient rehabilitation center, where a patient trains twice a week, has also started in late 2017. This is a model we want to build upon in 2018. We will use these examples to integrate exoskeletal therapy in existing care pathways. In the United Kingdom, the National Institute for Health and Care Excellence (NICE), has selected us as the first exoskeleton company to produce a Medtech Innovation Briefing (MIB), which are designed to support National Health Services (NHS) and social care commissioners and staff who are considering using new medical devices and other medical or diagnostic technologies. The MIB highlighted the innovative aspect of our proprietary SmartAssist software, which differentiates the Ekso GT from other available exoskeletons.

Current Sales and Marketing Efforts

Our key marketing goal today is to achieve broad-based commercial adoption of our Ekso GT in the rehabilitation setting. We are focusing our go-to-market protocols and collateral on our three target audiences: medical administrators, medical directors/therapists and patients. Working closely with thought leaders, we will continue to build upon our early user-group exchanges, develop clinical education programs, and grow our medical advisory council. With the receipt of our clearance from the U.S. Food and Drug Administration (“FDA”) in April 2016, we introduced new strategies and tactics to increase awareness in our target audiences, including leveraging social media, public relations, tradeshows, marketing automation, and market development activities which will continue throughout 2018.

There continues to be high market interest in expanding neurosciences service lines. As such, in 2018, our sales priorities are to effectively educate both clinical and executive stakeholders on the economic/clinical value of starting an Ekso GT Robotics Stroke and SCI Rehabilitation Program. In tandem, we will leverage our Ekso GT customer base to educate and mentor target strategic centers that specialize in Stroke and SCI rehabilitation. Geographically, the priorities have been North America (Canada, the U.S., and Mexico) and Europe, the Middle East, and Africa (“EMEA”). Beginning late 2017, we expanded our focus to include Asia-Pacific and initiated an effort to seek a strategic partnership for the sales and manufacture of the Company’s products in China. Currently, we utilize a direct sales force for the U.S., Canada, the United Kingdom, Spain and the German-speaking countries of Europe. We also have an expanding distributor network in EMEA and Central and South America.

The sales and marketing team is principally based in the U.S. and Germany and is structured as follows:

•	One commercial leader for the Americas and one EMEA-based manager for our distributors;
•	U.S. and EMEA sales professionals that pursue new prospects and organizes demonstrations;
•	Clinical professionals/physical therapists that provide peer-to-peer demonstrations and trainings;
•	Marketing professionals, graphic designers, and consultants to build awareness and generate demand;
•	Ambassadors with spinal cord injury that provide demonstrations and personal experiences.

The sales cycle for the Ekso GT averages approximately eight to 12 months for a first device and two to four months for subsequent devices. Our typical sale is the Ekso GT complete package, which includes the device and all relevant components, two sets of batteries for continuous run-time, training through two levels of certification, and SmartAssist software. Customers also typically purchase Ekso Care, which is our one- to four-year after sales service package.

After Sales Service

We provide service for the Ekso GT at our facility in Richmond, California or in Germany for our European customers. When maintenance or service is required, a customer schedules service by contacting us and we then arrange for the appropriate service, depending on the level of Ekso Care for which a customer has contracted. In some cases we may decide it’s appropriate to have an Ekso field technician fly to the customer site to service the device. The Ekso GT is designed with Ekso Pulse, which allows us to diagnose many customer service issues remotely.

Manufacturing and Supply Chain

We produce the Ekso GT at our facilities in Richmond, California. We currently run one line for one shift per day and believe we have the capacity to eventually run up to four lines for two shifts per day should we deem it appropriate. The Ekso GT uses over 700 purchased parts, which we source globally from over 70 suppliers. Whenever possible, we seek to secure dual source suppliers for our components.

Our commitment to the philosophy of continuous improvement has continued to increase product performance and reliability over the past year. As a result, we expect our cost of field service will continue to decline over the next 12 months.

Home Mobility

The dynamics and product requirements of the home mobility market are different from those of the clinic. While we believe the home mobility market opportunity is sizable, it will only be served once next generation technology is brought to market that is cost effective for individuals because reimbursement is available and has a level of functionality that enables independent mobilization. Home mobility exoskeletons should be fitted to a specific patient and designed for all-day use. In addition, we believe they must be easily transportable, and have improved dynamic stability, user interfaces, and terrain navigation to allow the home users to confidently walk through their daily life with little or no assistance. As we continue to develop our commercial experience with a medical exoskeleton in the rehabilitation setting, coupled with recent research and development advancements in exoskeleton and related technologies, we are now investing resources to design such a commercial product and to develop our go-to-market approach for mass adoption of home mobility devices. We are also collaborating with world-class academic and commercial institutions to refine our technology and to apply the latest technological breakthroughs to the advancement of human ambulation.

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

Able-Bodied Industrial Applications (EksoWorks)

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

In 2016, we introduced a new product innovation for aerial work platforms (AWP) and scaffolding, the EksoZeroG, which is intended to significantly improve workforce productivity while dramatically reducing workplace related injuries in order to keep workers healthy, strong, and safe. EksoZeroG is a mobile arm mount that makes heavy tools feel weightless and enables workers to be more productive and safer. In 2017, we introduced a second commercial product for industrial applications, the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. It is lightweight and low profile, making it comfortable to wear in all conditions while enabling freedom of motion. The goal is for workplaces with the EksoVest to experience fewer on-site injuries while tasks are completed faster and with higher quality results, for workers to stay healthier and experience increased stamina, and for companies to gain greater productivity in factories and on construction sites.

We believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

Ekso Labs

Ekso Labs, our engineering services division, has historically been focused on technology development and future applications. It is an exoskeleton laboratory that integrates emerging technologies into new product applications and expands on it for our partners. To date, the majority of our Ekso Labs revenue has been in the form of research grants from government organizations including United States Special Operations Command, the Defense Advanced Research Projects Agency, the National Institute of Health and the National Science Foundation. These projects fund research and development on new exoskeleton systems, providing us with new intellectual property and exoskeleton designs that have the potential for commercialization.

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

Financial Information About Segments and Geographic Areas

We have three reportable segments: Medical Devices, Industrial Sales, and Engineering Services. The segment and geographic information required herein is contained in Note 17 in the notes to our consolidated financial statements, which appear under Item 8 in this Annual Report on Form 10-K, under the caption Segment Disclosures.

Intellectual Property

The Company has established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status.

	Issuing Status
License Status	Issued Patents	Pending Applications	Provisional Applications
Licensed to the Company	13	2	-
Exclusively licensed to the Company	6	-	-
Co-owned with Regents of the University of California, exclusively licensed to the Company	4	-	-
Co-owned with the Regents of the University of California	3	-	-
Sole ownership by the Company	7	30	2
Total: 67	33	32	2

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending. Provisional applications mean that we have filed a short form application to establish an early filing date in anticipation of completion and submission of a complete application in the future.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of January 4, 2018, 127 applications have issued or have been allowed as patents internationally. All told, our patent portfolio contains 263 cases that have issued or are in prosecution in 23 countries.

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

Intellectual Property Out-Licensing

We believe that the breadth of the coverage across various bionic systems and technologies, together with our freedom to grant sub-licenses under the RUC License Agreements gives us the potential to generate licensing revenue in fields outside our present areas of commercialization. Since 2009, we have generated approximately $1.6 million in such licensing revenue from our two licensees: Lockheed Martin Corporation (“Lockheed”) and OttoBock Healthcare Product GmbH (“OttoBock”).

The Company receives revenue pursuant to a Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed and a Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed, and previously pursuant to a License Agreement dated January 8, 2009, which was terminated effective as of July 1, 2013. Pursuant to these agreements, the Company has licensed to Lockheed certain rights with respect to its anthropomorphic exoskeleton technology for which Lockheed is obligated to pay Ekso Bionics, Inc. a royalty on sales of products incorporating such technology. Royalty fees from Lockheed were either de minimus or nil for the years ended December 31, 2017, 2016, and 2015, respectively.

With respect to OttoBock, the Company received exclusivity payments pursuant to the License and Services Agreement dated October 27, 2014. The License and Services Agreement grants OttoBock exclusive rights in order to develop a semi-active prosthetic knee prototype for use in medical prosthetics and provides that OttoBock will pay the Company a royalty based on sales by OttoBock of products incorporating the licensed technology. Royalty fees from OttoBock were $150,000, $100,000 and $100,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Competition

The medical technology and industrial robotics industries are characterized by intense competition and rapid technological change. We believe a number of other companies are developing competitive technology and devices for both the able-bodied and medical fields of use and many of these competitors have significantly more financial and other resources than we possess.

In the medical field, we face competition from companies that are focused on technology for rehabilitation of patients suffering from stroke and related neurological disabilities as well as from companies that are focused on SCI. In stroke, Cyberdyne has developed ambulatory exoskeletons with a current commercial focus in Japan and Germany, while Hocoma, AlterG, Aretech and Reha Technology are selling treadmill-based gait therapies. In SCI, ReWalk Robotics and Parker Hannafin sell ambulatory exoskeletons. Other companies who have announced plans to commercialize robotic exoskeletons include: Bionik Laboratories and SuitX.

Technologies developed by competitors in the areas of stroke rehabilitation and SCI represent therapeutic interventions with utility at varying points of the continuum of care. Clinically, the Ekso GT is unique in its broad ability to mobilize pre- or even non-ambulatory patients using a full weight bearing, over ground, task-based platform. From a practice management perspective, the Ekso GT is less expensive than many other systems, has a smaller footprint, the ability to move around the hospital, and uses standard power requirements that make it easy to integrate into existing infrastructure. Other over-ground exoskeletons were initially designed for an individual to achieve ambulation reliant on the device. By contrast, the Ekso GT’s design accommodates patients with complete paraplegia and additionally includes features that are optimized to assist therapists in helping patients with some motor ability learn to walk again in a clinical setting, treating several patients and indications in a single day.

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

Research and Development

The Company engages in research and development activities in an effort to enhance the effectiveness, ease of use, safety and reliability of our commercial exoskeletons and to expand their applications. The Company’s research and development expenditures were $9.5 million, $8.9 million and $6.5 million in 2017, 2016 and 2015, respectively.

As part of our engineering services (also known as Ekso Labs), we benefited from additional research and development expenditures of $0.6 million and $3.6 million in 2016 and 2015, respectively, and a de minimus amount in 2017. These are expenditures funded by grants, collaboration partners, or engineering services customers for whom we perform research and development work on human exoskeletons and related technologies. Funding has come from such third parties as Lockheed (approximately $6 million since 2008 for the development of the Human Universal Load Carrier (“HULC”)), the U.S. National Science Foundation, the National Institute of Health, the U.S. Defense Advanced Research Projects Agency (“DARPA”), U.S. Special Operations Command (“SOCOM”) and the U.S. Department of Defense.

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

To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification application to the FDA demonstrating that the device is “substantially equivalent” to a predicate device, which is typically a Class II device that is legally marketed in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more. After a device has received 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, will require a new 510(k) clearance or (if the device as modified is not substantially equivalent to a legally marketed predicate device) PMA. While the determination as to whether new authorization is needed is initially left to the manufacturer, the FDA may review this determination and evaluate the regulatory status of the modified product at any time and may request the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a predicate device or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices requiring PMA. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process, approximately one to two years or more.

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

Since January 1, 2017, we have been informed of two adverse events with respect to our Ekso GT devices that are reportable pursuant to the FDA’s medical device reporting, or MDR, regulations. In the first report, it was determined that the device did not cause or contribute to the injury. An evaluation of the second event determined that the device did not malfunction and the patient injury was due to an incorrect setting by the physical therapist. In each case we have filed the required adverse event reports with the FDA.

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

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. Whether or not the Company obtains FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before the Company can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

The policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Employees

As of December 31, 2017, we had 92 employees, including 89 full time employees and three part-time employees. Nine employees reside in Europe. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

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

In connection with the Merger and pursuant to a split-off agreement and general release, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 2,497,586 shares of our common stock (the “Split-Off”), after adjusting to give effect to the 1-for-7 reverse stock split, discussed in Note 13 in the notes to our consolidated financial statements, which appear under Item 8 in this Annual Report on Form 10-K, under the caption Capitalization and Equity Structure – Reverse Stock Split.

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

Although we were incorporated in 2005, we did not sell our first Ekso medical device until 2012 and did not sell our first industrial unit until 2016. Therefore, we have limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our business and prospects must be considered in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or that we fail to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If we are unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

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

We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including our ability to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, convince health insurers and other third party payers to cover and provide adequate payments for any products that are used for medical or therapeutic purposes, demonstrate that our products are reliable and supported by us in the field, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment, which, particularly in the case of the medical device industry, is becoming increasingly price sensitive.

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

Protecting our patent and other proprietary rights can be costly, and we may not be able to attain, defend or maintain such rights, which could harm our business.

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

Some of the patents and patent applications in the intellectual property portfolio are not within our complete control, which could reduce the value of such patents.

Some of our U.S. patents and patent applications (which have associated international patents and applications) are co-owned by the Regents of the University of California Berkeley. The Regents of the University of California Berkeley has licensed its rights under many of these patent applications to us, but we do not have a license to their rights under three of these patent applications. With respect to two of these co-owned patent applications, the Regents of the University of California Berkeley have licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims the Regents of the University of California Berkeley may license to other entities. In addition, in connection with our acquisition of certain assets from Equipois, we assumed the rights and obligations of Equipois with respect to certain patents and patent applications under an in-license of intellectual property from a third party and subject to an out-license of that intellectual property to an unrelated third party for use in a particular field. We do not have complete control over the prosecution of these patent applications. In addition, the license of patent rights under these patents to third parties could reduce the value of our patent portfolio and limit any income or license fees that we might receive if we were to attempt to transfer or license our rights under any of our co-owned or licensed patents.

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

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. Both the PMA and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process may take anywhere from several months to over a year. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, PMA generally requires the performance of one or more clinical trials.

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

Modifications to our Ekso GT and our future products may require new 510(k) clearances or premarlet approvals, or may require us to cease marketing or recall the modified products until clearances are obtained

On April 4, 2016, the Company received clearance from the FDA to market its Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, the Company received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4/5 in only one arm. The Company’s prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least 4/5 in both arms.

An element of our strategy is to continue to upgrade the Ekso GT to incorporate new software and hardware enhancements. Any modification to a 510(k)-cleared device, including our Ekso GT, that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance based on the final guidance document issued by the FDA in October 2017 addressing when to submit a new 510(k) application due to modifications to 510(k)-cleared devices and a separate guidance document on when to submit a new 510(k) application due to software changes to 510(k)-cleared devices. Although largely aligned with the FDA’s longstanding guidance document issued in 1997, the 2017 guidance includes targeted changes intended to provide additional clarity on when a new 510(k) application is needed. The FDA may review our determinations regarding whether new clearances or approvals are necessary, and may not agree with our decisions. If the FDA disagrees with our determinations for any future changes, or prior changes to previously marketed products, as the case may be, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Changes in law or regulation could make it more difficult and costly for us to manufacture, market and distribute our products or obtain or maintain regulatory approval of new or modified products.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. The recent presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

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

In 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted into law. The legislation seeks to reform the United States healthcare system. It is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. The ACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the ACA will result in lower reimbursements. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. The new U.S. Presidential administration and the majority party in both Houses of the U.S. Congress have indicated their desire to repeal the Affordable Care Act. It is unclear whether, when and how that repeal will be effectuated and what the effect on the healthcare sector will be. However, in December 2017, the Tax Cuts and Jobs Act was enacted and signed into law, one part of which repeals the “individual mandate” introduced by the ACA starting in 2019. The repeal of the “individual mandate” may have an adverse effect on ACA insurance markets and lead to further legislative changes. In addition, the new law imposes a 2.3 percent excise tax on medical devices that will apply to United States sales of our medical device product. Although a moratorium was placed on the medical device excise tax in 2016 and 2017, absent further legislative action, the medical device excise tax will apply to sales of our medical device product beginning on January 1, 2018. The outlook for the healthcare sector is unclear, and we are unable to predict the future course of federal or state healthcare legislation and regulations. Changes in the law or regulatory framework that reduce our revenues or increase our costs could also harm our business, financial condition and results of operations and cash flows.

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

The testing, manufacture, marketing and sale of medical devices and industrial products entail the inherent risk of liability claims or product recalls. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on us, or both, which in either case could have a material adverse effect on our business and financial condition.

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

In addition to the ACA, which is intended to reduce the cost of healthcare over time, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased in these markets due to continued consolidation among health care providers, trends toward managed care, the shift towards governments becoming the primary payers of health care expenses and laws and regulations relating to reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost-containment measures could adversely affect customer demand or the price customers may be willing to pay for our products and could result in decreased revenue.

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

Part of our business plan relies on broad adoption of our robotic exoskeleton to provide “early mobilization” of individuals who have been immobilized by an injury, disease, or other condition. Although the health benefits of other methods of “early mobilization” have been demonstrated in clinical studies in fields such as stroke, those studies did not test early mobilization with human exoskeletons directly. To date, our device has been the subject of several clinical trials, some of which have been partially sponsored by us, but most of which are non-Ekso-sponsored independent studies conducted by rehabilitation institutions. Data from these studies was provided to the FDA as part of our 510(k) application submissions. In addition, there are several ongoing independent studies to investigate additional indications for use for our device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device, and we are currently in the planning stage for several Company-led studies. Further, we recently initiated a Company-sponsored clinical trial, entitled WISE (Walking Improvement for SCI with Exoskeletons), to evaluate improvement in independent gait speeds of SCI patients undergoing rehabilitation with the Ekso GT and to compare it to both conventional therapy and a control group.

If current and future clinical trials do not provide sufficient data to support our belief that early mobilization through the use of exoskeletons improves health outcomes, or such studies actually contradict that belief, market acceptance of the human exoskeletons could fail to increase or could decrease and our business could be harmed.

Any studies that we initiate, whether to drive market adoption and support commercialization, or to support additional product submissions or new claims, will be expensive and time consuming, which could harm our financial results.

Initiating and completing clinical trials necessary to drive market adoption and support commercialization, or to support additional product submissions or new claims, is time consuming and expensive. Conducting successful clinical studies requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in future clearances or approvals of our products or result in the failure of the clinical trial. Such increased costs and delays or failures could adversely affect our business, results of operations and prospects.

In addition, all clinical trial activities that we undertake are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. Clinical trials intended to support a 510(k) applications or PMA must be conducted in compliance with the FDA’s Good Clinical Practice regulations and similar requirements in foreign jurisdictions. Sufficient and appropriate clinical protocols to demonstrate safety and efficacy may be required and we may not adequately develop such protocols to support future clearances and approvals. Compliance with these regulations is costly, and any failure to do so could delay or prevent us from using data obtained from such activities to support our claims that a product is safe and effective.

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

It is also possible that patients enrolled in a clinical trial will experience adverse side effects that are not currently part of the product candidate’s safety profile, which could cause us to delay or abandon development of such product

Our business may suffer if we are not able to attract and retain key employees.

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

Our business currently depends in part on our activities in Europe and other foreign markets and we are actively looking to broaden our footprint in Asia. Our international activities are subject to a number of risks inherent in selling and operating abroad. These include:

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

Some of the countries in which we operate and seek to expand are in emerging markets where legal systems may be less developed or familiar to us. Other jurisdictions in which we conduct business may establish legal and regulatory regimes that differ materially from United States laws and regulations. Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations.

As we look to expand into China, we may be exposed to the additional risks of doing business in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, anti-corruption, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.

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

If demand for our exoskeleton products exceeds our capacity to provide services timely and efficiently, then we may need to expand our operations accordingly and swiftly. Our management believes that establishing industry leadership will require us to:

•	test, introduce and develop new products and services including enhancements to our existing products;

•	develop and expand the breadth of products and services offered;

•	develop and expand our market presence through relationships with third parties; and

•	generate satisfactory revenues from such expanded products or services to fund the foregoing requirements while obtaining and maintaining satisfactory profit margins.

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

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure

Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relates to revenue and operating expenses denominated in currencies other than the U.S. dollar. The weakening of foreign currencies relative to the U.S. dollar adversely affects our foreign currency-denominated revenue. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion on the impact of foreign exchange risk.

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

We have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $29.1 million, $23.5 million, and $19.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $144.2 million.

Our future profitability is dependent upon our ability to successfully execute our business plan. We can provide no assurance regarding when, if ever, we will become profitable. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, we may continue to generate losses for the foreseeable future and, in the extreme case, discontinue operations.

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

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming [modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from our medical device business, the Company believes it has sufficient resources to meet its financial obligations well into 2019. The Company will require significant additional financing. The Company intends to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

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

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Company is currently assessing the impact of this legislation, but currently anticipates no major short-term impact.

In addition, we are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and penalties. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition.

Risks Related to Our Securities

We may raise additional funds in the future through the issuances of equity securities or debt, which funding may be dilutive to stockholders or impose operational restrictions on us.

We may need to raise additional capital through the sale of equity securities or the issuance of short- and long-term debt. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Further, prices at which new investors would be willing to purchase our securities may be lower than the price at which existing stockholders purchased their shares, which may create downward pressure on the trading price of the common stock. In addition, the terms of any new securities may include liquidation or other preferences that may adversely affect the rights of our existing stockholders.

Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity securities or debt that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

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

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. We anticipate that these costs and compliance initiatives will increase as a result of the fact that we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as of December 31, 2017. In particular, we are now subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•	full disclosure and analysis obligations regarding executive compensation; and
•	compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K and quarterly reports on Form 10-Q an assessment by management of the effectiveness of our internal control over financial reporting. We previously reported a material weakness in our information technology general controls as of December 31, 2016, and as a result, determined that our internal control over financial reporting was not effective at December 31, 2016.

As a natural course of business, management has, over the course of 2017, been working to further strengthen our internal controls. Specifically, we have increased segregation of duties and implemented a more robust accounting and enterprise resource planning system (which became operational in October 2017). While we believe that the policies, processes and procedures we have put in place over the course of 2017 will be sufficient to render our internal controls over financial reporting effective, our initiatives may not prove successful and management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then (if required in the future) they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts.

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

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

Our principal executive offices are currently located at 1414 Harbour Way South, Suite 1201, Richmond, CA 94804, where the Company leases approximately 45,000 square feet. In addition, we rent approximately 1,400 square feet of office space at Friesenweg 4, House 13, 4th floor, 22763 Hamburg, Germany. The Richmond office serves as headquarters for our medical device and industrial device sales segments, as well as our engineering services segment. The Hamburg office serves as our European headquarters for the medical device sales segment.

The Company does not own any real property.

Item 3.          LEGAL PROCEEDINGS

On December 28, 2017, the Company received letters from two different law firms purporting to represent two different stockholders of the Company. The letters alleged that the Company’s Proxy Statement, dated November 24, 2017, included a misrepresentation concerning the treatment of “broker non-votes” relating to a proposed amendment to increase the number of authorized shares of the Company’s common stock. According to the letters, the Proxy Statement asserted that “broker non-votes” would be counted as votes against the proposal when, in fact, they were counted as votes in favor of the proposal. The Company denies the allegations but will present the proposal for another stockholder vote in connection with its annual shareholder meeting.

In December 2017, the Company disclosed that management had identified a material weakness in the Company’s internal controls over financial reporting due to a deficiency in the Company’s information technology (IT) general controls and segregation of duties. The Company has since implemented a more robust accounting and enterprise resource planning system. In response to the Company’s announcement, on January 2, 2018, and January 10, 2018, two securities class action lawsuits were filed: Behket v. Ekso Bionics Holdings, Inc., Thomas Looby and Maximilian Scheder-Bieschin (E.D.N.Y.), Case No. 1:18-cv-00001-KAM-CLP (filed Jan. 2, 2018); and Cheehy v. Ekso Bionics Holdings, Inc., Thomas Looby and Maximilian Scheder-Bieschin, (N.D. Cal.), Case no. 3:18-cv-00212 (filed Jan. 10, 2018). Both actions assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and both propose class periods which would include purchasers of the Company’s stock between March 15, 2017, and December 27, 2017. The Company’s management believes that the lawsuits are without merit, and the Company plans to defend against them.

On February 5, 2018, a shareholder filed a derivative action in Nevada state court: D’Arcy, derivatively on behalf of Ekso Bionics Holdings, Inc., v. Thomas Looby, Maximilian Scheder-Bieschin, Steven Sherman, Daniel Boren, Marilyn Hamilton, Howard Palefsky, Jack Peurach, Stanley Stern, Ted Wang, and Amy Wendell, (Clark County, Nevada), Case No. a-18-768970-B (filed Feb. 5, 2018). The action alleges that the individual defendants breached their fiduciary duties to the Company by allowing it to have a material weakness in its internal controls. The allegations appear to be based, almost entirely, on the allegations contained in the two previously-filed securities class actions. The complaint alleges state law claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Company’s management believes that the lawsuit is without merit, and the Company plans to defend against it.

We are also involved in other legal proceedings and claims arising from the normal course of our business, and we may in the future be subject to additional lawsuits and legal disputes.

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

As of March 2, 2018, we had approximately 220 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. The Company believes the actual number of stockholders is greater than the number of holders of record.

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

Quarter Ended	High	Low
December 31, 2017	$4.13	$1.05
September 30, 2017	$2.33	$1.12
June 30, 2017	$3.46	$1.01
March 31, 2017	$4.37	$2.63
December 31, 2016	$6.21	$3.95
September 30, 2016	$6.65	$3.55
June 30, 2016	$7.12	$4.15
March 31, 2016	$7.14	$5.04

The closing price of EKSO stock as of March 2, 2018 was $1.54.

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

Item 6.         SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto in Item 8. The statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the statement of financial position data for the years ended December 31, 2017 and 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Report. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Report. All share and per-share data has been retroactively adjusted to give effect to the one-for-seven reverse stock split discussed in Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – Reverse Stock Split.  Amounts in the following table are in thousands, except share and per share amounts:

	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue(1)	$7,353	$14,221	$8,661	$5,327	$3,302
Loss from operations	(31,612)	(27,586)	(21,561)	(16,794)	(10,294)
Gain (loss) on warrant liability	3,909	4,286	2,505	(16,485)	186
Net loss(2)	(29,122)	(23,470)	(19,590)	(33,769)	(11,887)
Preferred deemed dividend(3)	-	10,345	4,655	-	-
Net loss per share, basic	$(0.82)	$(1.87)	$(1.66)	$(3.02)	$(3.97)

Balance Sheet Data:
Cash	$27,813	$16,846	$19,552	$25,190	$805
Total assets	37,988	24,425	32,198	33,474	6,584
Note payable, net	6,969	6,789	-	118	2,506
Warrant liability	$1,648	$3,546	$9,195	$-	$378

(1)	In 2016, the Company began recognizing revenue related to its sales transactions on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. As a result of this change, the Company recognized medical device revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358, or $0.13 per share, in its results of operations for the year ended December 31, 2016.

(2)	The net loss recorded in 2017 included a non-cash gain of $3.9 million associated with the warrants issued in December 2015 and April 2017.

The net loss recorded in 2016 included a non-cash gain of $4.3 million associated with the warrants issued in December 2015 that included an anti-dilution provision and a put option.

The net loss recorded in 2015 included a non-cash gain of $2.5 million associated with the warrants issued in December 2015 that included an anti-dilution provision and a put option.

See Note 13 to our consolidated financial statements, which appear under Item 8 of this Annual Report on Form 10-K.

(3)	The net loss recorded in 2014 included a non-cash charge of $16.5 million associated with the issuance of warrants in conjunction with our Merger and subsequent private placement offering that included an anti-dilution provision. The warrants were amended in November 2014 by a majority of common stock warrant holders to remove the anti-dilution provision. On December 23, 2015, the Company entered into an agreement to sell 15,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) and warrants to purchase 2,122 shares of the Company’s common stock for cash of $13.7 million, net of issuance cost. Because the Preferred Shares were in-the-money on the date of issuance, the Company recognized a beneficial conversion feature of $3.3 million that was recorded as a non-cash preferred deemed dividend. In December 2015, 1,737 of the Preferred Shares were converted into 245,715 shares of common stock resulting in an additional $1.4 million non-cash preferred deemed dividend that related to the accretion of the discount associated with the warrants and stock issuance costs. Total preferred deemed dividends for the year ended December 31, 2015, were $4.7 million.

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

On May 4, 2016, we effected a one-for-seven reverse stock split, reducing the number of our common shares outstanding on that date from 113.3 million shares to approximately 16.2 million shares. Concurrently with the reverse stock split, the number of authorized shares of our common stock was reduced proportionately, from 500,000,000 shares to 71,428,571 shares. Additionally, the exercise price and number of all outstanding options and warrants, the number of shares reserved for future issuance pursuant to our equity compensation plan, and the conversion ratio of our Series A Convertible Preferred Stock were all adjusted proportionately. All such amounts presented herein have been adjusted retroactively to reflect these changes.

On October 30, 2017, the Board approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of our common stock by 70,000,000 shares to 141,428,571 shares (the “Authorized Capital Amendment”), subject to the approval of such amendment by the stockholders. On December 21, 2017, a special meeting of the stockholders was convened (the “December Special Meeting”). In the definitive proxy statement dated November 24, 2017 filed by us with the SEC in respect of the December Special Meeting (the “November Proxy Statement”), the Board solicited the vote of the stockholders in favor of the Authorized Capital Amendment. The November Proxy Statement stated that broker non-votes in respect of the Authorized Capital Amendment would be counted as votes against the amendment. However, under relevant stock exchange rules, brokers had the discretionary authority to vote any shares held in their name on behalf of a beneficial owner (“Broker Shares”), and in respect of which the broker did not receive voting instruction from the beneficial owner, in favor of the Authorized Capital Amendment. As such, brokers voted approximately 17,628,410 Broker Shares, in respect of which the brokers had not received voting instructions from the beneficial owners of such shares, in favor of the Authorized Capital Amendment at the December Special Meeting. Accordingly, after taking into account such Broker Shares, the Authorized Capital Amendment was approved by the stockholders at the December Special Meeting. However, as disclosed in more detail under Item 3 to this Annual Report on Form 10-K, some stockholders of the Company have claimed that the disclosure in the November Proxy Statement in connection with the effect on the Authorized Capital Amendment of beneficial owners not providing voting instructions in respect of their Broker Shares was incorrect. Accordingly, stockholders will be asked to vote again on the Authorized Capital Amendment at our 2018 Annual Meeting of Shareholders. Further information about such vote will be provided in the Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2017.

Overview

Restructuring

In May 2017, the Company streamlined its operations and reduced its workforce by approximately 27 employees to lower operating expenses and reduce cash burn. The Company has since and will continue to focus its efforts on the commercialization of its proprietary Ekso GT for rehabilitation and its exoskeleton offerings for industrial applications. The restructuring plan was completed by the end of the second quarter of 2017. The Company recorded restructuring expense of $0.7 million for the year ended December 31, 2017, comprised of employee severance payments, stock compensation expense related to restricted stock units issued to terminated employees, and other severance related benefits. (Refer to Note 1, Organization - Restructuring of our consolidated financial statements, which appear under Item 8 of this Annual Report on Form 10-K).

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

On December 1, 2015, the Company through its wholly owned subsidiary, Ekso Bionics, acquired the mechanical balance and support arms technologies of Equipois, LLC, including the rights to the zeroG® and X-Ar® products. The initial purchase price for the acquired assets was paid for by the issuance of 111,607 shares of the Company’s common stock. The Company also agreed to issue additional shares of common stock based upon the achievement of certain post-closing performance criteria.

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

In April 2017, the Company sold in a registered direct offering an aggregate of 3,732,356 shares of its common stock, par value $0.001 per share, and warrants to purchase 1,866,178 shares of common stock with an exercise price of $4.10 per share (“April 2017 Warrants”). The aggregate net proceeds of the transaction were approximately $10.9 million. The warrants were to become exercisable six months following the issuance date and were to expire five years from the date they became exercisable.

In August 2017, the Company commenced a $34.0 million rights offering (“Rights Offering”) to its existing stockholders and certain warrant holders of the Company as of the record date of August 10, 2017. The subscription price was $1.00 per share and each subscription right gave holders the right to purchase 1.1608 shares of the Company’s common stock plus an oversubscription right, subject to availability. Concurrent with the rights offering, the Company entered into a purchase agreement (“the Backstop Investment Agreement”) with Puissance Cross-Border Opportunities II LLC (“Backstop Investor”). The Backstop Investment Agreement contemplated the purchase of any unsubscribed shares from the Rights Offering under the same terms, subject to a cap of 40% of the Company’s total outstanding shares. Under the Backstop Investment Agreement, 20,534,898 shares of our common stock (“Puissance Shares”) were issued to the Backstop Investor. The Puissance Shares were issued in an unregistered offering, and were subsequently registered by the Company for resale to the public pursuant to a registration rights agreement entered into with the Backstop Investor.

In connection with the rights offering, the Company entered into a Warrant Repurchase and Amendment Agreement (“Repurchase Agreement”) with all of the holders of the April 2017 Warrants. Under the Repurchase Agreement, the Company agreed to repurchase the April 2017 Warrants from each holder at a price of $1.23 per underlying share, subject to the warrant holder’s participation in the Rights Offering. The Repurchase Agreement also permitted the holders of the April 2017 Warrants to use all or a portion of the consideration received as a result of the Company’s repurchase of the April 2017 Warrants to pay the subscription price for the exercise of their subscription rights in the Rights Offering. Upon the closing of the Rights Offering the Company repurchased warrants exercisable for 1,866,178 shares and applied consideration of $2.2 million to the subscribed shares in the Rights Offering.

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

Business

We design, develop and sell exoskeleton technology that currently has applications in healthcare and industrial markets. Our wearable exoskeletons are worn over clothing and are mechanically controlled by a trained operator to augment human strength, endurance and mobility.

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

The first step to achieving our goal is for us to focus on selling our medical exoskeletons to rehabilitation centers and hospitals in the United States and Europe. Ekso Bionics began that effort with the February 2012 sale of Ekso, an exoskeleton for spinal cord injury (“SCI”) rehabilitation. We expanded that effort with the launch of our VariableAssist software. VariableAssist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. Next, we introduced Ekso GT which builds on the experience of Ekso and VariableAssist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and related neurological patients.

We have continued to progress toward our goal with the roll out of our latest breakthrough innovation SmartAssist. SmartAssist can aid in promoting early mobility by training patients (PreGait) to walk in an exoskeleton, which should expand access to care to more patients. SmartAssist also includes next generation VariableAssist technology that provides more freedom for healthcare providers to allow patients to power themselves (FreeGait) in the most appropriate ways possible.

Additionally, we have strengthened our competitive position as an exoskeleton manufacturer in medical rehabilitation by introducing a cloud-based software platform named EksoPulse Analytics, which gathers and transmits statistics and device information in real time during Ekso GT walking sessions. This feature enables more thorough patient care while reducing manual data entry. It also enables us to provide a higher level of service through early identification and thorough reporting of device errors, saving customers the time and expense of unnecessary on-site visits.

Most recently, we also integrated FES interface capability with our Ekso GT for use by clinicians in EMEA.

In parallel to the development and early commercialization of medical exoskeletons, we have begun to work on the commercialization of exoskeletons for able-bodied users, specifically for industrial and construction applications.

According to a Bureau of Labor Statistics Report (2012), the U.S. spends over $21 billion per year on workplace related injuries. Our long-term goal is to build industrial products to significantly improve workforce productivity while dramatically reducing workplace related injuries and keeping workers healthy, strong, and safe. We took our first step toward this goal in 2016 with the introduction of the EksoZeroG, and this year, built upon that experience with the commercial rollout of the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead while enabling freedom of motion.

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

Revenue Recognition

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

In the first quarter of 2018, we will adopt Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, will replace most existing revenue recognition guidance in U.S. GAAP. (Refer to Note 2, Summary of Significant Accounting Policies and Estimates – Recent Accounting Pronouncements of our consolidated financial statements, which appear under Item 8 of this Annual Report on Form 10-K).

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

Inventories, net

Inventories are recorded at the lower of cost or net realizable value. Cost is determined using the average cost method. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

Stock-based Compensation

We measure stock-based compensation expense for certain stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model and recognize the fair value on a straight-line basis over the requisite service periods of the awards. Stock-based awards made to non-employees are measured and recognized based on the estimated fair value on the vesting date and re-measured at each reporting date.

Our determination of the fair value of stock options on the date of grant using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because there is insufficient information available to estimate the expected term of the stock-based awards, we adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

Going Concern

We assess our ability to continue as a going concern at every interim and annual period in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016 (dollars in thousands):

	Years ended December 31,
	2017	2016	Change	% Change
Revenue:
Device and related	$7,315	$13,434	$(6,119)	-46%
Engineering services	38	787	(749)	-95%
Total revenue	7,353	14,221	(6,868)	-48%

Cost of revenue:
Device and related	5,270	10,715	(5,445)	-51%
Engineering services	14	559	(545)	-97%
Total cost of revenue	5,284	11,274	(5,990)	-53%

Gross profit	2,069	2,947	(878)	-30%

Operating expenses:
Sales and marketing	13,156	10,997	2,159	20%
Research and development	9,483	8,879	604	7%
General and administrative	10,715	10,853	(138)	-1%
Restructuring	659	-	659	n/m(1)
Change in fair value, contingent consideration	(332)	(196)	(136)	69%
Total operating expenses	33,681	30,533	3,148	10%

Loss from operations	(31,612)	(27,586)	(4,026)	15%

Other income (expense):
Interest expense	(648)	(16)	(632)	3,950%
Gain on warrant liability	3,909	4,286	(377)	-9%
Loss on repurchase of warrants	(1,067)	-	(1,067)	n/m(1)
Interest income	-	12	(12)	-100%
Other income (expense), net	296	(166)	462	-278%
Total other income, net	2,490	4,116	(1,626)	-40%

Net loss	(29,122)	(23,470)	(5,652)	24%

Less: Preferred deemed dividend	-	10,345	(10,345)	-100%
Net loss applicable to common shareholders	$(29,122)	$(33,815)	$4,693	-14%

(1)         Not meaningful

Revenue

Device and related revenue decreased $6.1 million, or 46%, for the year ended December 31, 2017, compared to the same period of 2016 primarily due to the absence in 2017 of revenue recognized in the year ended December 31, 2016 of $6.5 million of previously deferred revenue resulting from a change of an accounting estimate (see Note 2 in the notes to our consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition); partially offset by increased medical device and industrial sales.

We did not have any substantial engineering projects for the year ended December 31, 2017. Engineering services revenue was $0.8 million for the year ended December 31, 2016.

Gross Profit

Gross profit decreased $0.9 million, or 30%, for the year ended December 31, 2017 primarily due to the absence in 2017 of $2.4 million of gross profit from our change in accounting estimate related to the recognition of revenue and related costs during the year ended December 31, 2016 (see Note 2 in the notes to our consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates - Medical Device Revenue and Cost of Revenue Recognition); partially offset by gross profit from increased medical device sales.

Operating Expenses

Sales and marketing expenses increased $2.2 million, or 20%, for the year ended December 31, 2017, compared to the same period of 2016 primarily due to an increase in marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and its exoskeleton offerings for industrial applications, an increase in clinical research activity, and increased average employee headcount notwithstanding the reduction in workforce in May 2017.

Research and development expenses increased $0.6 million, or 7%, for the year ended December 31, 2017, compared to the same period of 2016 primarily due to labor being redirected to product innovation activities from billable engineering service projects which was recorded in cost of revenue, and increases in outside services and material purchases for the development of medical and industrial products, respectively.

General and administrative expenses decreased $0.1 million, or 1%, for the year ended December 31, 2017, compared to the same period of 2016 primarily due to a decrease in average headcount and the absence of a $0.8 million non-cash stock compensation charge in the year ended December 31, 2016 related to the modification of stock options that had been granted to the then Chief Executive Officer. In addition, the 2016 period included a $0.3 million severance charge with respect to the departure of the then Chief Executive Officer. These decreases were partially offset by increased costs associated with business development activities in Asia.

Restructuring expense of $0.7 million for the year ended December 31, 2017 includes employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other related severance related benefits.

Change in fair value, contingent liabilities of $0.3 million for the year ended December 31, 2017, included the changes of the fair value of the contingent consideration liability related to Equipois sales earn-outs and contingent success fee liability related to the outstanding debt with a lender.

Other Income, Net

Gain on revaluation of warrant liabilities decreased $0.4 million or 9%, for the year ended December 31, 2017, compared to the same period of 2016. We recorded a gain of $3.9 million on the revaluation of warrant liabilities related to warrants issued in 2015 and 2017 for the year ended December 31, 2017, compared to a gain of $4.3 million on the revaluation of warrant liabilities related to warrants issued in 2015 for the year ended December 31, 2016. Gains and losses on revaluation of warrants are primarily driven by changes in the Company’s stock price.

Loss on repurchase of warrants of $1.1 million for the year ended December 31, 2017, was associated with the difference in the fair value of the April 2017 Warrants on the date of repurchase and the repurchase price. There was no comparable amount during the same period in 2016.

Interest expense increased $0.6 million for the year ended December 31, 2017, compared to the same period of 2016, due to interest expense associated with the $7.0 million of debt obtained in December 2016. The Company had an insignificant amount of debt outstanding during the same period in 2016.

Other income, net increased $0.5 million for the year ended December 31, 2017, compared to the same period of 2016, due to unrealized gains and losses on foreign currency revaluations of monetary assets and liabilities.

Preferred Deemed Dividend

In the year ended December 31, 2016, 13,263 shares of convertible preferred stock were converted into approximately 2,309,531 shares of common stock, resulting in a $10.3 million non-cash preferred deemed dividend that related to the amortization of the discount associated with the warrants issued in December 2015. There was no comparable amount during the same period in 2017.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015 (dollars in thousands):

	Years ended December 31,
	2016	2015	Change	% Change
Revenue:
Device and related	$13,434	$4,352	$9,082	209%
Engineering services	787	4,309	(3,522)	-82%
Total revenue	14,221	8,661	5,560	64%

Cost of revenue:
Device and related	10,715	3,926	6,789	173%
Engineering services	559	3,556	(2,997)	-84%
Total cost of revenue	11,274	7,482	3,792	51%

Gross profit	2,947	1,179	1,768	150%

Operating expenses:
Sales and marketing	10,997	9,258	1,739	19%
Research and development	8,879	6,480	2,399	37%
General and administrative	10,853	7,002	3,851	55%
Change in fair value, contingent consideration	(196)	-	(196)	n/m(1)
Total operating expenses	30,533	22,740	7,793	34%

Loss from operations	(27,586)	(21,561)	(6,025)	28%

Other income (expense):
Interest expense	(16)	(13)	(3)	23%
Warrant issuance expense	-	(487)	(487)	-100%
Gain on warrant liability	4,286	2,505	1,781	71%
Interest income	12	11	1	9%
Other expense, net	(166)	(45)	(121)	269%
Total other income, net	4,116	1,971	2,145	109%

Net loss	(23,470)	(19,590)	(3,880)	20%

Less: Preferred deemed dividend	10,345	4,655	5,690	122%
Net loss applicable to common shareholders	$(33,815)	$(24,245)	$(9,570)	39%

(1)         Not meaningful

Revenue

Device and related revenue was $13.4 million for the year ended December 31, 2016. Contributing to this revenue was $6.5 million of previously deferred revenue that was recognized as a result of a change of an accounting estimate related to revenue recognition. Revenue also includes $4.7 million of revenue derived from medical device sales during the period, $0.9 million of medical device service revenues, $0.1 million of medical device license revenue, and $1.2 million of industrial sales revenue. Device and related revenue was $4.4 million for the year ended December 31, 2015. This amount includes $3.6 million derived from current and prior year sales that was amortized on a straight-line basis during the period, $0.1 million of medical device license revenue, and $0.7 million of medical device service revenue. See Note 2 in the notes to our consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition for a discussion on the Company’s 2016 change in an accounting estimate related to revenue recognition.

Engineering service revenue was $0.8 million for the year ended December 31, 2016 compared to $4.3 million for the same period in the prior year. This result reflects the strategic decision earlier in the year to shift our engineering resources away from billable engineering services to the Company’s internal development efforts both for our next generation home/wellness device and for able-bodied industrial offerings.

Gross Profit

Gross profit for the year ended December 31, 2016 was $2.9 million, of which $2.7 million was attributable to device and related revenue. Medical device gross profit was $2.4 million, industrial gross profit was $0.3 million and engineering services gross profit was $0.2 million. The medical gross profit includes $1.2 million related to the change in accounting estimate, made up of $2.4 million for shipments made prior to January 1, 2016 which is offset by $0.9 million of maintenance and $0.2 million of warranty expenses, both of which relate to devices sold prior to 2016. Gross profit for the year ended December 31, 2015 was $1.2 million. This amount includes $0.4 million related to medical device sales and $0.8 million for engineering services. See Note 2 in the notes to our consolidated financial statements under the caption Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition.

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

Other Income, Net

Other income, net reflects a change of $2.1 million, or 109%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Due to a decrease in our per share stock price and the removal of the anti-dilution rights related to the 2015 Warrants, the warrant liability was reduced by $4.3 million, resulting in a non-cash gain. The 2015 results reflect a similar change in fair value of the warrant liability, related to the warrants issued in December of 2015, due to a decrease in our stock price from the transaction date to December 31, 2015. See Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – 2015 Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

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

Financial Condition, Liquidity and Capital Resources

Since the Company’s inception, we have devoted our efforts toward the development of exoskeletons for the medical, military and industrial markets, toward the commercialization of our medical exoskeletons to rehabilitation centers and toward raising capital. We are considered to be in the early commercialization stage. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through convertible and promissory notes, as well as from government research grant awards and strategic collaboration payments.

Cash and Working Capital

Cash on hand at December 31, 2017 was $27.8 million, compared to $16.8 million at December 31, 2016. Since the Company’s inception, we have incurred recurring net losses and negative cash flows from operations. We have incurred net losses of $29.1 million, $23.5 million, and $19.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. In addition, our operating activities have used $31.2 million, $25.0 million, and $18.3 million in cash for the years ended December 31, 2017, 2016, and 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2017, the Company had an accumulated deficit of $144.2 million and cash on hand of $27.8 million.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have contributed significantly to its accumulated deficit. In the year ended December 31, 2017, the Company used $31.2 million of cash in its operations.

In 2017, management took several actions to alleviate the substantial doubt about the Company’s ability to continue as a going concern that existed as of the date of issuance of the December 31, 2016 consolidated financial statements, including, but not limited to, the following:

•	streamlining its operations and reducing its workforce by approximately 27 employees to lower operating expenses and reduce cash burn;

•	conducting a registered direct offering of 3,732,356 shares of its common stock for net proceeds of $10.9 million; and

•	conducting a rights offering, which resulted in the issuance of an aggregate of 13,465,102 shares of its common stock for net proceeds of $13.2 million and concurrently selling 20,534,898 shares of its common stock to an affiliate of the Backstop Investor in a private placement for proceeds of $20.5 million.

With cash on hand of $27.8 million as of December 31, 2017, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period one year from the issuance of the December 31, 2017 consolidated financial statements, which appear under Item 8 of this Annual Report on Form 10-K.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2017	2016	2015

Cash, beginning of period	$16,846	$19,552	$25,190
Net cash used in operating activities	(31,226)	(24,997)	(18,269)
Net cash used in investing activities	(456)	(1,096)	(1,492)
Net cash provided by financing activities	42,568	23,307	14,124
Effect of exchange rate changes on cash	81	80	(1)
Cash, end of period	$27,813	$16,846	$19,552

Net Cash Used in Operating Activities

Net cash used in operations increased $6.2 million, or 25%, for the year ended December 31, 2017, compared to the same period of 2016 primarily due to increases in cash expenditures toward marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and exoskeleton offerings for industrial applications, business development activities in Asia, product innovation activities for the development of medical and industrial products, and clinical research activities. In addition, inventory levels of our industrial products increased primarily due to the timing of sales.

Net cash used in operations increased $6.7 million, or 37%, for the year ended December 31, 2016, compared to the same period of 2015 primarily due to increases in cash expenditures toward the development of our initial commercial industrial products, related to obtaining FDA clearance and updating our marketing strategy as such. Additionally in 2016, we formed our German subsidiary, Ekso Bionics GMBh.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.5 million, $1.1 million, and $1.5 million during the years ended December 31, 2017, 2016, and 2015, respectively, was to acquire property and equipment, including expansion of our company-owned fleet of Ekso units used to rent and loan to customers, and for demonstrations to potential customers.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $42.6 million for the year ended December 31, 2017 was driven by proceeds from the sale of common stock related to the Rights Offering in August 2017 and the equity financing in April 2017.

Net cash provided by financing activities of $23.3 million for the year ended December 31, 2016 included proceeds from the sale of common stock related to the equity financing in August 2016 and issuance of long-term debt, offset by expenses paid related to the December 2015 issuance of convertible preferred stock.

Net cash provided by financing activities of $14.1 million during the year ended December 31, 2015 included proceeds from the December 2015 issuance of 15,000 Preferred Shares and Warrants to purchase 2.1 million shares of common stock.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2017, we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2017.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years	After 5 Years
Term loan	$8,039	$2,565	$5,033	$441	$-
Facility operating leases	2,746	622	1,858	266	-
Capital lease	96	37	59	-	-
Total	$10,881	$3,224	$6,950	$707	$-

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

In connection with our acquisition of Equipois in December 2015, we assumed the rights and obligations of Equipois under a license agreement with, the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants us an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, we will be required to pay a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

Recent Accounting Pronouncements

See Note 2 in the notes to our consolidated financial statements under the caption Recent Accounting Pronouncements for a discussion of new accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We report our financial results in U.S. dollars; however we conduct business in foreign countries. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. subsidiaries at the period-end exchange rate, equity at historical exchange rates, and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity.

We generate a portion of our revenue and collect receivables in foreign currencies outside of the U.S. and, as such, we have foreign currency exposure. Currently, we sell our products mainly in United States dollars, Euros, and British Pounds although we may in the future transact business in other currencies. Future fluctuations in the foreign exchange rates of these currencies can result in foreign exchange gains and losses which may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2017, sales denominated in foreign currencies were approximately 27% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.2 million decrease to revenues for 2017.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ekso Bionics Holdings, Inc.

Richmond, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31,

2017, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California
March 13, 2018

We have served as the Company's auditor since 2010.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Ekso Bionics Holdings, Inc.

Richmond, California

Opinion on Internal Control over Financial Reporting

We have audited Ekso Bionics Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ OUM & CO. LLP

San Francisco, California
March 13, 2018

Ekso Bionics Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$27,813	$16,846
Accounts receivable, net of allowances of $212 and $107, respectively	2,760	1,780
Inventories, net	3,025	1,556
Prepaid expenses and other current assets	1,339	502
Total current assets	34,937	20,684
Property and equipment, net	2,249	2,435
Intangible assets, net	491	1,026
Goodwill	189	189
Other assets	122	91
Total assets	$37,988	$24,425

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,420	$2,374
Accrued liabilities	3,503	3,130
Deferred revenues, current	1,103	825
Note payable, current	2,139	-
Total current liabilities	9,165	6,329
Deferred revenues	816	805
Note payable, net	4,830	6,789
Warrant liability	1,648	3,546
Contingent consideration liability	42	217
Contingent success fee liability	39	116
Other non-current liabilities	57	92
Total liabilities	16,597	17,894
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.001 par value; 141,429(1) shares authorized; 59,943 and 21,894, shares issued and outstanding at December 31, 2017 and 2016, respectively	60	22
Additional paid-in capital	165,825	121,291
Accumulated other comprehensive (loss) income	(340)	79
Accumulated deficit	(144,154)	(114,861)
Total stockholders' equity	21,391	6,531
Total liabilities and stockholders' equity	$37,988	$24,425
(1)	Refer to Note 13, Capitalization and Equity Structure – Summary, for additional information regarding the calculation of the number of common stock shares authorized.

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years ended December 31,
	2017	2016	2015
Revenue:
Device and related	$7,315	$13,434	$4,352
Engineering services	38	787	4,309
Total revenue	7,353	14,221	8,661

Cost of revenue:
Device and related	5,270	10,715	3,926
Engineering services	14	559	3,556
Total cost of revenue	5,284	11,274	7,482

Gross profit	2,069	2,947	1,179

Operating expenses:
Sales and marketing	13,156	10,997	9,258
Research and development	9,483	8,879	6,480
General and administrative	10,715	10,853	7,002
Restructuring	659	-	-
Change in fair value, contingent consideration	(332)	(196)	-
Total operating expenses	33,681	30,533	22,740

Loss from operations	(31,612)	(27,586)	(21,561)

Other income, net:
Interest expense	(648)	(16)	(13)
Warrant issuance expense	-	-	(487)
Gain on warrant liability	3,909	4,286	2,505
Loss on repurchase of warrants	(1,067)	-	-
Interest income	-	12	11
Other expense, net	296	(166)	(45)
Total other income, net	2,490	4,116	1,971

Net loss	(29,122)	(23,470)	(19,590)

Less: Preferred deemed dividend	-	10,345	4,655
Net loss applicable to common shareholders	(29,122)	(33,815)	(24,245)
Foreign currency translation adjustments	(419)	80	(1)
Comprehensive loss applicable to common shareholders	$(29,541)	$(33,735)	$(24,246)

Basic net loss per share applicable to common shareholders	$(0.82)	$(1.87)	$(1.66)
Diluted net loss per share applicable to common shareholders	$(0.82)	$(2.05)	$(1.83)
Weighted average number of shares outstanding, basic	35,609	18,126	14,606
Weighted average number of shares outstanding, diluted	35,609	18,622	14,609

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	-	-	14,517	15	94,586	-	(71,801)	22,800
Issuance of Series A convertible preferred stock, net of issuance costs of $779	15	-	-	-	14,218	-	-	14,218
Allocation of proceeds from Series A preferred stock to warrant liability	-	-	-	-	(11,700)	-	-	(11,700)
Beneficial conversion feature on Series A preferred stock	-	-	-	-	3,300	-	-	3,300
Conversion of Series A convertible preferred stock to common stock and accretion of Series A convertible preferred stock discount	(2)	-	246	-	1,356	-	-	1,356
Deemed dividend on Series A convertible preferred stock	-	-	-	-	(4,655)	-	-	(4,655)
Issuance of common stock for assets acquired from Equipois	-	-	112	-	1,071	-	-	1,071
Issuance of common stock upon exercise of warrants	-	-	7	-	53	-	-	53
Issuance of common stock upon exercise of stock options	-	-	145	-	225	-	-	225
Stock-based compensation expense	-	-	-	-	1,731	-	-	1,731
Net loss	-	-	-	-	-	-	(19,590)	(19,590)
Foreign currency translation adjustments	-	-	-	-	-	(1)	-	(1)
Balance at December 31, 2015	13	-	15,027	15	100,185	(1)	(91,391)	8,808
Shares issued as a result of rounding due to reverse-stock split	-	-	8	-	-	-	-	-
Issuance of common stock, net of underwriting discount & issuance costs of $1,373	-	-	4,017	4	14,690	-	-	14,694
Conversion of Series A convertible preferred stock to common stock and accretion of Series A convertible preferred stock discount	(13)	-	2,310	3	10,342	-	-	10,345
Deemed dividend on Series A convertible preferred stock	-	-	-	-	(10,345)	-	-	(10,345)
Issuance of common stock upon exercise of warrants	-	-	488	-	3,188	-	-	3,188
Issuance of common stock upon exercise of stock options	-	-	44	-	110	-	-	110
Stock-based compensation expense	-	-	-	-	3,121	-	-	3,121
Net loss	-	-	-	-	-	-	(23,470)	(23,470)
Foreign currency translation adjustments	-	-	-	-	-	80	-	80
Balance at December 31, 2016	-	$-	21,894	$22	$121,291	$79	$(114,861)	$6,531

See accompanying notes to consolidated financial statements

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Issuance of common stock, net of underwriting discount & issuance costs of $662			3,732	4	11,054	-	-	11,058
Equipois supply and sales earn-outs	-	-	90	-	237	-	-	237
Issuance of common stock, net of issuance costs of $227	-	-	34,000	34	33,739	-	-	33,773
Issuance of warrants	-	-	-	-	(3,301)	-	-	(3,301)
Issuance of common stock upon exercise of warrants	-	-	30	-	174	-	-	174
Issuance of common stock upon exercise of stock options	-	-	82	-	46	-	-	46
Issuance of restricted stock	-	-	115	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	2,414	-	-	2,414
Net loss	-	-	-	-	-	-	(29,122)	(29,122)
Cumulative retrospective adjustment to retained earnings for ASU 2016-09 adoption	-	-	-	-	171	-	(171)	-
Foreign currency translation adjustments	-	-	-	-	-	(419)	-	(419)
Balance at December 31, 2017	-	-	59,943	$60	$165,825	$(340)	$(144,154)	$21,391

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statement of Cash Flows
(In thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(29,122)	$(23,470)	$(19,590)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,732	1,855	933
Inventory allowance expense	73	30	34
Provision for doubtful accounts	105	14	57
Amortization of deferred rent	16	(36)	(37)
Accretion of final payment fee of debt	96	-	-
Amortization of debt discounts	83	-	-
Finance cost attributable to issuance of warrants	-	-	487
Gain on change in fair value of contingent liabilities	(213)	(196)	-
Common stock contribution to 401(k) plan	509	-	-
Stock-based compensation expense	2,414	3,121	1,731
Change in fair value of warrant liability	(3,909)	(4,286)	(2,505)
Loss on repurchase of warrants	1,067	-	-
Unrealized (gain) loss on foreign currency transactions	(500)	135	-
Changes in operating assets and liabilities
Accounts receivable	(1,085)	140	(577)
Inventories	(2,096)	(541)	(200)
Prepaid expense and other assets current and noncurrent	(862)	(60)	(91)
Deferred cost of revenue	-	4,590	(1,022)
Accounts payable	77	(818)	1,738
Accrued liabilities	105	1,468	(493)
Deferred revenues	284	(6,943)	1,266
Net cash used in operating activities	(31,226)	(24,997)	(18,269)
Investing activities
Acquisition of property and equipment, net	(456)	(1,096)	(1,492)
Net cash used in investing activities	(456)	(1,096)	(1,492)
Financing activities
Principal payments on notes payable	(54)	(79)	(60)
Fees paid related to 2015 issuance of convertible preferred stock	-	(173)	-
Proceeds from issuance of common stock, net	42,463	14,694	-
Proceeds from issuance of convertible preferred stock and warrants, net	-	-	13,906
Proceeds from exercise of stock options	46	110	225
Proceeds from exercise of common stock warrants	113	1,825	53
Proceeds from issuance of long-term debt, net of financing costs	-	6,930	-
Net cash provided by financing activities	42,568	23,307	14,124
Effect of exchange rate changes on cash	81	80	(1)
Net (decrease) increase in cash	10,967	(2,706)	(5,638)
Cash at beginning of the period	16,846	19,552	25,190
Cash at end of the period	$27,813	$16,846	$19,552

Supplemental disclosure of cash flow activities
Cash paid for interest	$429	$16	$12
Cash paid for income taxes	$20	$33	$5

Supplemental disclosure of non-cash activities
April 2017 warrant issuance	$3,301	$-	$-
Repurchase of April 2017 warrants and share issuance	$2,245	$-	$-
Transfer of equipment to inventory	$554	$11	$-
Cumulative retrospective adjustment to retained earnings for ASU 2016-09 adoption	$171	$-	$-
Equipois supply earn-out	$189	$-	$-
Equipois sales earn-out	$47	$-	$-
Reclassification of warrant liability to equity upon exercise of warrants	$62	$1,363	$-
Issuance of Series A preferred stock warrants	$-	$-	$11,700
Preferred deemed dividend to common shareholders in connection with anti-dilution feature associated with issuance of Series A preferred warrants	$-	$10,345	$4,655
Conversion of convertible preferred stock to common stock	$-	$3	$-
Contingent success fee liability for term loan	$-	$116	$-
Acquisition of Equipois assets with common stock and contingent consideration liability	$-	$-	$1,839
Acquisition of property and equipment with capital lease	$-	$-	$166

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1. Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops and sells exoskeleton technology that has applications in healthcare and industrial markets. Our wearable exoskeletons are worn over clothing and are mechanically controlled by a trained operator to augment human strength, endurance and mobility.

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

Liquidity and Going Concern

As of December 31, 2017, the Company had an accumulated deficit of $144,154 and cash on hand of $27,813.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have contributed significantly to its accumulated deficit. In the year ended December 31, 2017, the Company used $31,226 of cash in its operations.

In 2017, management took several actions to alleviate the substantial doubt about the Company’s ability to continue as a going concern that existed as of the date of issuance of the December 31, 2016 consolidated financial statements, including, but not limited to, the following:

•	streamlining its operations and reducing its workforce by approximately 27 employees to lower operating expenses and reduce cash burn;

•	conducting a registered direct offering of 3,732 shares of its common stock for net proceeds of $10,919; and

•	conducting a rights offering, which resulted in the issuance of an aggregate of 13,465 shares of its common stock for net proceeds of $13,179 and concurrently selling 20,535 shares of its common stock to an affiliate of the Backstop Investor in a private placement for proceeds of $20,535.

With cash on hand of $27,813 as of December 31, 2017, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these consolidated financial statements.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Restructuring

In May of 2017, the Company streamlined its operations and reduced its workforce by approximately 27 employees (“Restructuring”) to lower operating expenses and reduce cash burn. Since the announcement of the restructuring event, the Company has focused and will continue to focus its efforts on the commercialization of its proprietary Ekso GT for rehabilitation and exploration of potential strategic alternatives to accelerate product and market adoption of our industrial products. The restructuring plan was completed by the end of the second quarter of 2017.

The Company recorded restructuring expense of $659 for the year ended December 31, 2017, which was comprised of employee severance payments of $473, stock compensation expense of $186 related to restricted stock units issued to terminated employees (refer to Note 13, Stock-Based Compensation for issuance of restricted stock units) and other severance related benefits. As of December 31, 2017, no accrued restructuring cost remains on the Company’s consolidated balance sheet.

The following table summarizes accrued restructuring costs as of December 31, 2017:

Employee Severance
and Other Benefits
Balance at December 31, 2016	$-
Restructuring charges	659
Cash payments	(473)
Stock based compensation expense	(186)
Balance at December 31, 2017	$-

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Such reclassifications had no net effect on previously reported financial results. All common share and per share amounts have been adjusted to reflect the one-for-seven reverse stock split completed on May 4, 2016. See Note 13, Capitalization and Equity Structure – Reverse Stock Split.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Where the U.S. dollar is the functional currency, foreign currency re-measurement adjustments are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss.

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

The change in accumulated other comprehensive income (loss) presented on the consolidated balance sheets for the year ended December 31, 2017, is reflected in the table below net of tax:

Foreign
Currency
Translation
Balance at December 31, 2016	$79
Current period other comprehensive loss	(419)
Balance at December 31, 2017	$(340)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash is deposited in bank accounts with the Company’s primary cash management bank. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings. The Company did not have any cash equivalents or investments in money market funds as of December 31, 2017 and 2016.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Accounts receivable are derived from the sale of products shipped and services performed for customers located in the U.S. and throughout the world. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable during the years ended December 31, 2017 and December 31, 2016. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign contracts.

At December 31, 2017, the Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (10%) compared with three customers at December 31, 2016 (18%, 16% and 11%) and one customer at December 31, 2015 (10%).

The Company had no customers with sales of 10% or more of the Company’s total revenue for the years ended December 31, 2017 and 2016, and one customer for the year ended December 31, 2015 (33%).

Inventories, net

Inventories are recorded at the lower of cost or net realizable value. Cost is determined using the average cost method. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to thirteen years. Leasehold improvements are amortized over the shorter of the estimated useful life or the related term of the lease.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from the Company’s use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment or intangible assets were impaired as of December 31, 2017 and 2016. No impairment loss has been recognized in the years ended December 31, 2017, 2016, and 2015.

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. We perform impairment tests using a fair value approach when necessary. None of the Company’s goodwill was impaired as of December 31, 2017 and 2016. No impairment loss has been recognized in the years ended December 31, 2017, 2016, and 2015. For further discussion of goodwill, see Note 4 Equipois Acquisition.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

Going Concern

We assess our ability to continue as a going concern at every interim and annual period in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

In the first quarter of 2018, we will adopt Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, will replace most existing revenue recognition guidance in U.S. GAAP. (Refer to Note 2, Summary of Significant Accounting Policies and Estimates – Recent Accounting Pronouncements of our consolidated financial statements).

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

Deferred Revenues

In connection with the Company’s medical device sales and engineering services, the Company often receives cash payments before its earnings process is complete. In these instances, the Company records the payments as customer deposits until a device is shipped to the customer, or as customer advances in the case of research services until the earnings process is achieved. In both cases, the cash received is recorded as a component of deferred revenue.

Deferred revenues consisted of the following:

	December 31,
	2017	2016
Deferred extended maintenance and support	$1,763	$1,523
Deferred rental income	73	60
Customer deposits and advances	52	47
Deferred medical device revenues	31	-
Total deferred revenues	1,919	1,630
Less current portion	(1,103)	(825)
Deferred revenues, non-current	$816	$805

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Advertising Costs

Advertising costs are recorded in sales and marketing expense as incurred. Advertising expense was $160, $108, and $25 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Stock-based Compensation

The Company measures stock-based compensation expense for certain stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model and recognizes the fair value on a straight-line basis over the requisite service periods of the awards. Stock-based awards made to non-employees are measured and recognized based on the estimated fair value on the vesting date and are re-measured at each reporting period.

The Company’s determination of the fair value of stock options on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because there is insufficient information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the first quarter of 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. Although we have not fully completed our analysis of this new revenue recognition guidance, we do not believe that such guidance will materially impact the aggregate amount and timing of our revenue recognition subsequent to adoption, nor do we expect a significant cumulative adjustment to our consolidated balance sheet as of January 1, 2018. However, the Company will provide enhanced revenue recognition disclosures as required by the new standard.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities are required to record an impairment charge based on the excess of the carrying amount over its fair value. The new standard will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not expect the impact of adopting ASU 2017-04 to be material on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company in the first quarter of 2018. The Company does not expect the impact of adopting ASU 2017-09 to be material on its consolidated financial statements and related disclosures.

Accounting Pronouncements Adopted in 2017

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

3. Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock, adjusted to include conversion of certain stock options and warrants for common stock and release of common stock in connection with restricted stock units during the period, as follows:

	Years ended December 31,
	2017	2016(1)	2015
Numerator:

Net loss applicable to common stockholders	$(29,122)	$(33,815)	$(24,245)
Adjustment for gain on fair value of warrant liability	-	(4,286)	(2,505)
Adjusted net loss used for dilution calculation	$(29,122)	$(38,101)	$(26,750)

Denominator
Weighted-average number of shares outstanding	35,609	18,126	14,606
Effect of potential dilutive shares	-	496	3
Dilutive weighted-average number of shares outstanding	35,609	18,622	14,609

Net loss per share applicable to common stockholders
Basic	$(0.82)	$(1.87)	$(1.66)
Diluted	$(0.82)	$(2.05)	$(1.83)

(1)	Recognition of previously deferred revenue and cost of goods in the year ended December 31, 2016 reduced net loss applicable to common stockholders by $2,358, or $0.13 per share (see Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Medical Device Revenue and Cost of Revenue Recognition).

The following potential dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Years ended December 31,
	2017	2016	2015
Options to purchase common stock	3,156	2,477	1,963
Restricted stock units	616	-	-
Warrants for common stock	3,396	1,963	1,963
Common stock issuable upon conversion of preferred shares	-	-	1,876
Total common stock equivalents	7,168	4,440	5,802

4. Equipois Acquisition

On December 1, 2015, the Company acquired substantially all of the assets of Equipois, LLC, a New Hampshire limited liability company (“Equipois”), for an initial payment of approximately $1.1 million of the Company’s common stock pursuant to an asset purchase agreement among the Company, Ekso Bionics, Inc., Equipois and Allard Nazarian Group, Inc. (the “Asset Purchase Agreement”). The Company will make additional payments in shares of the Company’s common stock or cash based in part upon the achievement of certain financial targets for the period from January 1, 2016 through December 31, 2018.

The Company accounted for the acquisition as a business combination by applying the acquisition method, and accordingly, the purchase price of $1,839 was allocated to the assets assumed based on their fair values at the acquisition date. The excess of the purchase price over the assets of $189 was recorded as goodwill. The goodwill recognized is attributed primarily to expected synergies of Equipois with the Company. From the acquisition date and as of December 31, 2017, there were no changes in the recognized amounts of goodwill resulting from the acquisition. For the year ended December 31, 2015, the Company did not recognize any revenue related to the Equipois acquisition.

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

The Asset Purchase Agreement also provided for the election of a buyout payment by either the Company or Equipois which is payable in shares of the Company’s common stock. The buyout payment provision expired on November 30, 2017.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

For the year ended December 31, 2016, we reclassified $355 from the contingent consideration liability to accrued liabilities, to be paid in shares of common stock in the first quarter of 2017. On May 2, 2017, we issued 90 shares of our common stock to Equipois to satisfy the 2016 supply and sales earn-outs. Due to a decrease in our stock price between December 31, 2016 and the final payment calculation, we recorded a gain of $118 on the difference between the value of the consideration paid on May 2, 2017 of $237 and the value of the accrued liability at December 31, 2016 of $355, which was reclassified from the accrued liability.

For the year ended December 31, 2017, the consideration payout calculated includes the $500 in additional shares of the Company’s common stock related to the Supply Agreement and the annual minimum of $125 under the Reseller Agreement. Due to the price floor of $7.00 per share in the number of shares of common stock issuable to satisfy the payment amount, we reclassified $38 from the contingent consideration liability to accrued liabilities as of December 31, 2017, to be paid in shares of common stock in the first quarter of 2018. The Company also recorded a non-cash gain on the change in fair value of the remaining contingent consideration liability of $137 in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.

The following table summarizes the fair values of the assets acquired as of the acquisition date:

Amount
Fixed assets	$40
Intangible assets	1,610
Total identifiable assets acquired	1,650
Goodwill	189
Net assets acquired	$1,839

The Company recorded $1,610 to intangible assets as of the acquisition date and is amortizing the value of the technology, customer relationships and trade name over an estimated useful life of 3 years.  Amortization expense related to the acquired intangible assets was $535, $558 and $26 for the years ended December 31, 2017, 2016, and 2015, respectively, and was included as a component of operating expenses in the consolidated statement of operations and comprehensive loss. Of the $189 of goodwill, none was expected to be deductible for tax purposes.

Acquired intangible assets as of December 31, 2017 were as follows:

	Cost	Accumulated Amortization	Net	Estimated Useful Life
Developed technology	$1,160	$(806)	$354	3 yrs
Customer relationships	70	(49)	21	3 yrs
Customer trade name	380	(264)	116	3 yrs
	$1,610	$(1,119)	$491

The estimated future aggregate amortization expense is $491 for the year ended December 31, 2018.

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2017
Liabilities
Warrant liability	$1,648	$-	$-	$1,648
Contingent consideration liability	$42	$-	$-	$42
Contingent success fee liability	$39	$-	$-	$39

December 31, 2016
Liabilities
Warrant liability	$3,546	$-	$-	$3,546
Contingent consideration liability	$217	$-	$-	$217
Contingent success fee liability	$116	$-	$-	$116

During the years ended December 31, 2017 and 2016, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended December 31, 2017, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability	Contingent Success Fee Liability
Balance at December 31, 2016	$3,546	$217	$116
Initial fair value of April 2017 Warrants	3,301	-	-
Repurchase of April 2017 Warrants	(2,296)	-	-
Loss on repurchase of April 2017 Warrants	1,067	-	-
Gain on revaluation of 2015 and April 2017 Warrants	(3,909)
Reclassification of warrant liability to equity upon exercise of warrants	(61)
Gain on revaluation	-	(255)	(77)
Reclassification to accrued liabilities	-	80	-
Balance at December 31, 2017	$1,648	$42	$39

The 2015 Warrants were valued at $3,546 at December 31, 2016, and the initial value of the April 2017 Warrants was $3,301. Due to a decrease in the Company’s common stock price from December 31, 2016 to December 31, 2017 the fair value of the 2015 Warrants decreased by $1,837 and the fair value of the April 2017 Warrants decreased by $2,072 from the issuance date to the repurchase date, which resulted in a total non-cash gain of $3,909 recorded in the Company’s consolidated statements of operations and comprehensive loss for the year. See Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – 2015 Warrants for a description of the warrants, including the method and inputs used to estimate their fair value.

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

6. Inventories, net

Inventories consist of the following:

	December 31,
	2017	2016
Raw materials	$1,562	$1,091
Work in progress	-	198
Finished goods	1,463	267
Inventories, net	$3,025	$1,556

7. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2017	2016
Company owned fleet	3-5	$2,890	$2,697
Machinery and equipment	3-5	760	735
Computers and peripherals	3-7	572	564
Computer software	3-5	877	547
Leasehold improvement	5-10	631	625
Tools, molds, dies and jigs	5	50	50
Furniture, office and leased equipment	3-13	637	593
		6,417	5,811
Accumulated depreciation and amortization		(4,168)	(3,376)
Property and equipment, net		$2,249	$2,435

Depreciation and amortization expense, including amortization of intangible assets, totaled $1,732, $1,855 and $933 for the years ended December 31, 2017, 2016, and 2015, respectively.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2017	2016
Salaries, benefits and related expenses	$2,850	$2,303
Device maintenance	121	483
Device warranty	232	203
Clinical trials	136	35
Capital lease obligation	34	54
Other	130	52
Total	$3,503	$3,130

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

In addition, in the year ended December 31, 2016, the Company recorded in its consolidated statements of operations and comprehensive loss a one-time charge of $911 for a preventative maintenance and improvement program for devices sold prior to 2016 to bring the devices to second generation GT-level functionality. In the year ended December 31, 2017, the Company reassessed the number of devices still needing to be brought to second generation GT-level functionality and adjusted the maintenance accrual accordingly.

	2017
	Maintenance	Warranty	Total
Balance at December 31, 2016	$483	$204	$687
Additions for estimated future expense	-	207	207
Incurred costs	(229)	(179)	(408)
Adjustment from remeasurement	(133)		(133)
Balance at December 31, 2017	$121	$232	$353

Current portion	121	232	353
Long-term portion	-	-	-
Total	$121	$232	$353

	2016
	Maintenance	Warranty	Total
Balance at December 31, 2015	$-	$-	$-
Additions for estimated future expense	911	430	1,341
Incurred costs	(428)	(226)	(654)
Balance at December 31, 2016	$483	$204	$687

Current portion	483	203	686
Long-term portion	-	1	1
Total	$483	$204	$687

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9. Long-Term Debt

On December 30, 2016, the Company entered into a loan agreement and received $7,000 that bears interest on the outstanding daily balance at a floating per annum rate equal to the 30-day U.S. LIBOR plus 5.41%. The loan agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

The Company is required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company is required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $97 has accreted as of December 31, 2017, to be paid in 2021 and is included as a component of note payable on the Company’s consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the consolidated balance sheets. At December 31, 2017, the fair value of the contingent success fee liability was $39.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $5,472 as of December 31, 2017, the most current determination, with the amount subject to change on a month-to-month basis. Pursuant to the Restructuring and in anticipation of the Rights Offering, the lender and the Company executed an amendment to the loan agreement on August 3, 2017, which suspended the minimum liquidity requirement until September 16, 2017. At December 31, 2017, with cash on hand of $27,813, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 9.05% for the year ended December 31, 2017. The final payment fee, initial fair value of the success fee and debt issuance costs was and will be accreted, amortized and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The following table presents scheduled principal payments of our long-term debt and final payment fee as of December 31, 2017:

Period	Amount
2018	$2,139
2019	2,333
2020	2,333
2021	440
Total principal payments	7,245
Less final payment fee, discount and issuance cost	(276)
Long-term debt, net	$6,969

Current portion	2,139
Long-term portion	4,830
Long-term debt, net	$6,969

10. Lease Obligations

In May 2017, the Company renewed its operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The new lease term will expire in May 2022.

In July 2017, the Company entered into an operating lease agreement for its European operations office in Hamburg, Germany. The initial Hamburg lease term will expire in July 2022, and the Company has an option to extend the lease for another five-year term. The Company continues to lease an office in Freiburg with plans to sublease the office in 2018. The Freiburg lease term will expire in December 2020.

In August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This capital lease is classified as a component of accrued liabilities and other non-current liabilities in the consolidated balance sheets.

The Company estimates future minimum payments as of December 31, 2017 to be the following:

Period	Capital Lease	Operating Leases
2018	$37	$622
2019	37	637
2020	22	649
2021	-	572
2022	-	266
Total minimum payments	96	$2,746
Less interest	(6)
Present value minimum payments	90
Less current portion	(34)
Long-term portion	$56

Rent expense under the Company’s operating leases was $486, $400, and $342 for the years ended December 31, 2017, 2016, and 2015, respectively.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan (the “401(k) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. During the year ended December 31, 2016 the Company made no matching contributions.

In August 2017, the Company’s Board of Directors approved a match benefit to the 401(k) Plan in the form of shares of the Company’s common stock. The Company will make a matching contribution to the 401(k) Plan in an amount equal to 100% of each eligible employee’s elected deferral (up to the statutory limit) for the year ending December 31, 2017 and equal to 50% of each employee’s elected deferral for each year thereafter. The expense related to the contribution for the year ended December 31, 2017, was $509.

12. Related Party Transactions

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

Prior to Dr. Wang’s appointment to the Board, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity affiliated with Puissance. Angel Pond will assist the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partner(s) and the development of strategic partnership(s) for the sale and manufacture of the Company’s products in that market. During the year ended December 31, 2017, the Company made aggregate payments of $2,150 to Angel Pond representing consulting services for one year.  These fees are recognized ratably to expense over the one-year period.

On March 11, 2018, Charles Li, Ph. D., was appointed to the Board of Directors and as a member of the Audit Committee. Dr. Li is a senior analyst at Puissance Capital Management.

The Company has license agreements and various collaboration agreements (see Note 16, Commitments and Contingencies) with the Regents of the University of California, Berkeley (“UCB”) and for which UCB received shares of common stock of the Company. As of the second quarter of 2015, UCB no longer holds such shares. Total payments made to UCB for the years ended December 31, 2017, 2016, and 2015 were $66, $146, and $50, respectively. As of December 31, 2017 and 2016, amounts payable to UCB amounted to $31 and $23, respectively.

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

Summary

The Company’s authorized capital stock at December 31, 2017 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At December 31, 2017, 59,943 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

On October 30, 2017, the Board approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of our common stock by 70,000 shares to 141,429 shares (the “Authorized Capital Amendment”), subject to the approval of such amendment by the stockholders. On December 21, 2017, a special meeting of the stockholders was convened (the “December Special Meeting”). In the definitive proxy statement dated November 24, 2017 filed by us with the SEC in respect of the December Special Meeting (the “November Proxy Statement”), the Board solicited the vote of the stockholders in favor of the Authorized Capital Amendment. The November Proxy Statement stated that broker non-votes in respect of the Authorized Capital Amendment would be counted as votes against the amendment. However, under relevant stock exchange rules, brokers had the discretionary authority to vote any shares held in their name on behalf of a beneficial owner (“Broker Shares”), and in respect of which the broker did not receive voting instruction from the beneficial owner, in favor of the Authorized Capital Amendment. As such, brokers voted approximately 17,628 Broker Shares, in respect of which the brokers had not received voting instructions from the beneficial owners of such shares, in favor of the Authorized Capital Amendment at the December Special Meeting. Accordingly, after taking into account such Broker Shares, the Authorized Capital Amendment was approved by the stockholders at the December Special Meeting. However, as disclosed in more detail under Item 3 to this Annual Report on Form 10-K, some stockholders of the Company have claimed that the disclosure in the November Proxy Statement in connection with the effect on the Authorized Capital Amendment of beneficial owners not providing voting instructions in respect of their Broker Shares was incorrect. Accordingly, stockholders will be asked to vote again on the Authorized Capital Amendment at our 2018 Annual Meeting of Shareholders. Further information about such vote will be provided in the Company’s Proxy Statement relating to its 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2017.

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

April 2017 Common Stock Offering

In April 2017, the Company sold in a registered direct offering an aggregate of 3,732 shares of its common stock, par value $0.001 per share, and warrants to purchase 1,866 shares of common stock (“April 2017 Warrants”). The aggregate net proceeds of the transaction were approximately $10,919.

August 2017 Rights Offering

In August of 2017, the Company commenced a $34,000 rights offering (the “Rights Offering”) to its existing stockholders and certain warrant holders of the Company on the record date of August 10, 2017. The subscription price was $1.00 per share and each subscription right provided 1.1608 shares of the Company’s common stock plus an oversubscription right, subject to availability. Concurrent with the rights offering, the Company entered into a purchase agreement (the “Backstop Investment Agreement”) with Puissance Cross-Border Opportunities II LLC (the “Backstop Investor”). The Backstop Investment Agreement contemplated the purchase of any unsubscribed shares from the Rights Offering under the same terms, subject to a cap of 40% of the Company’s total outstanding shares. Under the Backstop Investment Agreement, 20,534,898 shares of our common stock (“Puissance Shares”) were issued to the Backstop Investor. The Puissance Shares were issued in an unregistered offering, and were subsequently registered by the Company for resale to the public pursuant to a registration rights agreement entered into with the Backstop Investor.

In connection with the rights offering, the Company entered into a Warrant Repurchase and Amendment Agreement (“Repurchase Agreement”) with all of the holders of the April 2017 Warrants. Under the Repurchase Agreement, the Company agreed to repurchase the April 2017 Warrants from each holder at a price of $1.23 per underlying share. The Company’s obligation to repurchase the warrants was subject to the warrant holder’s participation in the Rights Offering. The Repurchase Agreement also permitted the holders of the April 2017 Warrants to use all or a portion of the consideration received as a result of the Company’s repurchase of the April 2017 Warrants to pay the subscription price for the exercise of their subscription rights in the Rights Offering. Upon the closing of the Rights Offering the Company repurchased warrants exercisable for 1,866 shares and applied consideration of $2,245 to the subscribed shares in the Rights Offering.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company sold an aggregate of 13,465 shares of its common stock to existing stockholders and certain warrant holders in the Rights Offering for gross proceeds of $13,465, which after deducting expenses, totaling approximately $286, resulted in net proceeds of $13,179 from the Rights Offering; and sold the Puissance Shares to the Backstop Investor in a private placement in conjunction with the Rights Offering for gross proceeds of $20,535. The Puissance Shares were subsequently registered by the Company for resale to the public pursuant to a registration rights agreement entered into with the Backstop Investor. Of the $286 in direct issuance costs, warrants with a fair value of $131 have been issued to an information agent. The warrants are classified as equity in the statement of stockholders’ equity. The Company intends to use the proceeds of the offering to broaden its footprint in Asia, support research, development and commercialization activities, and for working capital.

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

At December 31, 2015, 13 Preferred Shares were outstanding. As of December 31, 2017 and 2016, no Preferred Shares remained outstanding and the warrant discount was fully amortized. During the year ended December 31, 2016, 10 Preferred Shares were converted into 1,389 shares of common stock at a conversion price of $7.07 per share, and 3 Preferred Shares were converted into 921 shares of common stock at a conversion price of $3.74 per share. The conversions triggered the amortization of the warrant discount of $10,345 for the year ended December 31, 2016, which were recorded in the consolidated statements of operations and comprehensive loss as non-cash preferred deemed dividends. During the year ended December 31, 2015, 2 Preferred Shares were converted into common stock at a conversion price of $7.07 per share. The conversion triggered the amortization of the warrant discount of $1,355, which was also accounted for as a preferred deemed dividend.

Warrants

Warrant share activity for the year ended December 31, 2017 was as follows:

Source	Exercise Price	Term (Years)	December 31, 2016	Issued	Repurchased(1)	Expired	Exercised	December 31, 2017
Information Agent Warrants	$1.50	3	-	200	-	-	-	200
April 2017 Warrants	$4.10	5	-	1,866	(1,866)	-	-	-
2015 Warrants	$3.74	5	1,634	-	-	-	(30)	1,604
2014 PPO and Merger warrants
Placement agent warrants	$7.00	5	426	-	-	-	-	426
Bridge warrants	$7.00	3	371	-	-	(371)	-	-
PPO warrants	$14.00	5	1,078	-	-	-	-	1,078
Pre 2014 warrants	$9.66	9-10	88	-	-	-	-	88
			3,597	2,066	(1,866)	(371)	(30)	3,396

(1)         The April 2017 Warrants were repurchased at a price of $1.23 per underlying share, as a result of the August 2017 Rights Offering.

Information Agent Warrants

In September 2017, in connection with the Rights Offering in August of 2017, the Company issued warrants to purchase 200 shares of the Company’s common stock with an exercise price of $1.50 to an information agent (the “Information Agent Warrants”). The Information Agent Warrants became exercisable immediately upon issuance. These warrants were recorded in stockholders’ equity on the Company’s consolidated balance sheet.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

April 2017 Warrants

In April 2017, the Company issued the April 2017 Warrants to purchase 1,866 shares of the Company’s common stock with an exercise price of $4.10 per share. The April 2017 Warrants were to become exercisable six months following the issuance date and were to expire five years from the date they became exercisable. The April 2017 Warrants contained a put-option provision. Under this provision, while the April 2017 Warrants were outstanding, if the Company entered into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity would, at the option of each warrant holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, a portion of the proceeds from the sale of common stock in the registered direct offering was recorded as a warrant liability equal to the fair value of the warrants on the date of issuance and the April 2017 Warrants were marked to market at each reporting date. Issuance costs allocated to the April 2017 Warrants were $185 and were expensed as financing costs on the date of issuance. All of the issued and outstanding April 2017 warrants were repurchased at a price of $1.23 per underlying share, as a result of the August 2017 Rights Offering. As of December 31, 2017, none of the April 2017 Warrants remained outstanding.

2015 Warrants

In connection with the December 2015 issuance of Preferred Shares discussed above, the Company issued warrants to purchase up to an aggregate of 2,122 shares of common stock (“2015 Warrants”). The 2015 Warrants have a 5 year term. Because the sale price to the underwriters of the common stock in the August 2016 offering was less than the exercise price of the 2015 Warrants at the time, the exercise price of the 2015 Warrants was adjusted downwards from $8.75 to $3.74 per share.

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

The Company estimated the fair value of the warrant liability on December 31, 2017 by using a Black-Scholes Option Pricing Model. The following assumptions were used in the Black-Scholes Option Pricing Model to measure the fair value of the 2015 Warrants as of December 31, 2017:

December 31, 2017
Current share price	$2.13
Conversion price	$3.74
Risk-free interest rate	1.98%
Expected term (years)	2.99
Volatility of stock	95%

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

2014 PPO and Merger Warrants and Pre-Merger Warrants

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. named Ekso Acquisition Corp. merged with and into Ekso Bionics, Inc. (the “Merger”). Concurrently with the closing of the Merger and in contemplation of the Merger, the Company held a closing of a private placement offering (the “PPO”) in which it issued warrants to purchase a total of 5,151 shares of common stock of which 4,329 were at an exercise price of $14.00 per share, and the balance of which were at an exercise price of $7.00 per share.

Warrants to purchase preferred stock of Ekso Bionics outstanding prior to the Merger were converted into warrants to purchase 89 shares of common stock of the Company in connection with the Merger. As of December 31, 2017, there remained warrants to purchase 88 shares of the Company’s common stock outstanding, with the following terms: (1) expire on various dates from June 1, 2022 to August 30, 2023; (2) have an exercise price of $9.66 per share; and (3) at the option of the holder, may be exercised on a “cashless exercise” basis in which shares are retained to cover the exercise price based on the market value of the Company’s common stock on the date of exercise.

14. Stock-based Compensation

2014 Equity Incentive Plan

In the first quarter of 2014, prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of 2,058 shares of common stock. On June 10, 2015, the 2014 Plan was amended and restated with approval by the stockholders to increase the maximum number of shares issuable by 1,656 shares to an aggregate of 3,714 shares of common stock. On June 20, 2017, the 2014 Plan was further amended with the approval by the stockholders to increase the maximum number of shares issuable under the 2014 Plan by 1,000 shares to an aggregate of 4,714 shares of common stock.

October 30, 2017, the Board approved an amendment to the 2014 Plan to increase the maximum number of shares of common stock that may be issued under the 2014 Plan by 4,400 shares, from 4,714 to 9,114 shares (the “2014 Plan Amendment”) effective as of the time such amendment is approved by the stockholders. At the December Special Meeting, a proposal was submitted to be voted on by the stockholders to approve the 2014 Plan Amendment contingent on the approval by the stockholders of the Authorized Capital Amendment. The proposal was approved by the stockholders at the December Special Meeting, with approximately 25,205 shares voted for, 2,955 shares voted against, and 356 shares abstaining. However, since the proposal was contingent on the approval by the stockholders of the Authorized Capital Amendment, stockholders will be asked to vote again on the 2014 Plan Amendment at the 2018 Annual Meeting of Shareholders. Further information about such vote will be provided in the Company’s Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2017.

As of December 31, 2017, there were 4,838 shares available for future awards after taking into account the 2014 Plan Amendment.

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

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Shares available for future grant under the 2014 Plan, after taking into account the 2014 Plan Amendment, is as follows for the year ended December 31, 2017:

Shares Available For Grant
Available as of December 31, 2016	948
Granted	(1,872)
Forfeited	211
Expired	151
Share pool increase	5,400
Available as of December 31, 2017	4,838

Stock Options

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

A summary of the option activity as of December 31, 2017 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	2,477	$6.50
Granted	1,112	$1.79
Exercised	(82)	$0.57
Forfeited	(200)	$7.04
Expired	(151)	$6.46
Outstanding at end of year	3,156	$4.96	7.68	$683
Vested and expected to vest	3,156	$4.96	7.68	$683
Exercisable at year end	1,581	$6.35	6.39	$53

In 2017, the Company received $46 in cash from exercised stock options. The intrinsic value of the options exercised totaled $86, $103, and $1,089, for the years ended December 31, 2017, 2016, and 2015, respectively.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The weighted-average fair value of stock options granted for the years ended December 31, 2017, 2016 and 2015 was $1.26, $3.52 and $5.74, respectively.  The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $2,192, $2,456 and $1,138, respectively.

As of December 31, 2017, total unrecognized compensation cost related to unvested stock options was $3,301. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.3 years.

The following table summarizes information about stock options outstanding as of December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(Years)	Price	Shares	Price
$0.49 - $1.25	700	9.43	$1.16	32	$0.49
$2.27 - $3.78	882	6.95	$3.09	518	$3.27
$3.97 - $7.00	877	7.39	$5.82	563	$6.25
$7.07 - $15.33	697	7.21	$10.05	468	$10.29
	3,156	7.68	$4.96	1,581	$6.35

The Company recognizes compensation expense using the straight-line method over the requisite service period. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

Years Ended December 31,
	2017	2016	2015
Dividend yield	—	—	—
Risk-free interest rate	1.83% - 2.37%	1.24% - 2.37%	1.41% - 2.50%
Expected term (in years)	5.27-9.23	5.27-10	5.52-10
Volatility	77%-88%	77%-83%	73%-76%

Restricted Stock Units

Beginning in 2017, the Company issued restricted stock units (“RSUs”), to employees and non-employees as permitted by the 2014 Plan. Each RSU corresponds to one share of the Company’s common stock and becomes issuable upon vesting. The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the year ended December 31, 2017 is summarized below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested as of January 1, 2017	-	$-
Granted	760	$1.63
Vested	(132)	$1.59
Forfeited	(11)	$1.25
Unvested as of December 31, 2017	617	$1.65

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The total grant-date fair value of RSUs that vested in 2017 was $1,239. As of December 31, 2017, $599 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted average period of 2.08 years.

Of the 760 RSUs granted and 132 RSUs vested during the year ended December 31, 2017, 120 were granted and 115 vested to employees terminated in connection with the restructuring in May 2017.

Compensation Expense

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense recorded for stock options and RSUs granted to employees and non-employees was as follows:

	Years Ended December 31,
	2017	2016	2015
Sales and marketing	$485	$677	$579
Research and development	439	632	414
General and administrative	1,304	1,812	738
Restructuring	186	-	-
	$2,414	$3,121	$1,731

Employee Stock Purchase Plan

In June 2017, the Company’s stockholders approved the Employee Stock Purchase Plan (the “2017 ESPP”). Under the 2017 ESPP, the Company reserved 500 shares of common stock for issuance, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The 2017 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The 2017 ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2017, enrollment in the plan had not yet commenced.

15. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Domestic	$(26,434)	$(21,458)	$(19,918)
Foreign	(2,688)	(2,012)	328
Loss before income taxes	$(29,122)	$(23,470)	$(19,590)

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2017, 2016, and 2015 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through the United Kingdom for which taxes included in other expense, net for the years ended December 31, 2017, 2016, and 2015 were immaterial and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

	Years Ended December 31,
	2017	2016	2015
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal tax effect	-	-	-
R&D credit	1.2	0.9	0.5
Change in valuation allowance	18.9	(40.8)	(38.4)
Deferred tax impacts of the Tax Act	(59.1)	-	-
Unrealized (gain) loss on warrant	3.1	6.2	4.3
Foreign	(0.4)	(0.4)	0.5
Other	2.3	0.3	0.1
Total tax expense	-%	-%	-%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016

Deferred tax assets:
Depreciation and other	$242	$61
Net operating loss carryforwards	31,590	35,647
Unused R& D tax credits	1,359	872
Accruals & reserves	524	951
Deferred Revenue	253	246
Stock Compensation	2,277	2,430
Other	42	86
Deferred tax liabilities:
Depreciation and other	-	-
Prepaid expenses	(314)	(168)
Less: Valuation allowance	(35,973)	(40,125)
Net deferred tax asset (liability)	$-	$-

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying balance sheets. The valuation allowance decreased by $4,153 during the year ended December 31, 2017 and increased by $10,827 during the year ended December 31, 2016.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among other provisions, the Tax Act reduces the federal statutory corporate tax rate from 35% to 21% for the Company’s tax years beginning in 2018. As a result, net deferred tax assets were re-measure, which resulted in a reduction of our deferred tax assets by $17,220, with a corresponding decrease to the valuation allowance of the same amount. We are in the process of assessing the impact of the international tax provisions provided for in the Tax Act that would apply for calendar years 2018 onwards. We are not, however, subject to the one-time mandatory transition tax.

As of December 31, 2017 the Company had federal net operating loss carryforwards of $120,366. The Company also had federal research and development tax credit carryforwards of $1,294. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2027, if not utilized.

As of December 31, 2017, the Company had state net operating loss carryforwards of $84,466, which will begin to expire in 2017. The Company also had state research and development tax credit carryforwards of $655, which have no expiration.

As of December 31, 2017, the Company had foreign net operating loss carryforwards of $4,701. The foreign net operating loss carryforwards do not expire.

As of December 31, 2017, $1,749 of federal and $689 of state net operating loss is attributable to stock-based compensation deductions in excess of book expense. Upon adoption of ASU 2016-09-Compensation-Stock Compensation, the benefit of the tax deduction related to these options did not affect retained earnings due to the Company applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

Balance at December 31, 2013	$93
Increase of unrecognized tax benefits taken in prior years	4
Increase of unrecognized tax benefits related to current year	46
Balance at December 31, 2014	143
Decrease of unrecognized tax benefits taken in prior years	(19)
Increase of unrecognized tax benefits related to current year	75
Balance at December 31, 2015	199
Increase of unrecognized tax benefits taken in prior years	4
Increase of unrecognized tax benefits related to current year	132
Balance at December 31, 2016	335
Increase of unrecognized tax benefits taken in prior years	33
Increase of unrecognized tax benefits related to current year	119
Balance at December 31, 2017	$487

If the Company eventually is able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if the Company is applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2017. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States, the United Kingdom, Germany, and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2017 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

16. Contingencies and Commitments

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

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years
Term loan	$8,039	$2,565	$5,033	$441
Facility operating lease	2,746	622	1,858	266
Capital lease	96	37	59	-
Total	$10,881	$3,224	$6,950	$707

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

Segment reporting information is as follows:

	Device and related			Engineering
	Medical	Industrial	Total	Services	Total
Year ended December 31, 2017
Revenue	$5,831	$1,484	$7,315	$38	$7,353
Cost of revenue	4,164	1,106	5,270	14	5,284
Gross profit	$1,667	$378	$2,045	$24	$2,069

Year ended December 31, 2016
Revenue	$12,181	$1,253	$13,434	$787	$14,221
Cost of revenue	9,767	948	10,715	559	11,274
Gross profit	$2,414	$305	$2,719	$228	$2,947

Year ended December 31, 2015
Revenue	$4,352	$-	$4,352	$4,309	$8,661
Cost of revenue	3,926	-	3,926	3,556	7,482
Gross profit	$426	$-	$426	$753	$1,179

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Geographic revenue information based on location of customer is as follows:

	Years Ended December 31
	2017	2016	2015
United States	$4,958	$9,042	$6,382
All Other	2,395	5,179	2,279
	$7,353	$14,221	$8,661

18. Quarterly Data (Unaudited)

The following is a summary of quarterly results of operation for the years ended December 31, 2017 and 2016:

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Revenue	$1,436	$1,867	$1,597	$2,453
Gross profit	352	396	544	777
Net loss	(8,302)	(5,507)	(6,335)	(8,978)
Net loss applicable to
common shareholders	(8,302)	(5,507)	(6,335)	(8,978)

Basic and diluted net loss per share(1)	$(0.38)	$(0.22)	$(0.18)	$(0.15)

2016
Revenue	$8,486	$1,552	$1,596	$2,587
Gross profit	1,498	203	403	843
Net loss	(3,651)	(5,765)	(8,478)	(5,576)
Net loss applicable to
common shareholders	(6,775)	(9,970)	(11,494)	(5,576)

Basic net loss per share(1)	(0.44)	(0.61)	(0.60)	(0.29)
Diluted net loss per share(1)	$(0.44)	$(0.61)	$(0.60)	$(0.35)

(1) Quarterly net loss per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding and included in the calculation of basic and diluted common shares.

Ekso Bionics Holdings, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

19. Subsequent events

In January 2018, the Company announced the resignation of Mr. Russdon Angold from his position as President of the EksoWorks business unit and from all other positions with the company. In connection with his departure, the Company will pay $232 in severance over the 12-month period following Mr. Angold’s separation. The Company also accelerated all of Mr. Angold’s stock options that would have vested in the twelve months following his separation and extended the post-termination exercise period of his stock options from three months to six years, or, if earlier, until the latest date that such stock options could have been exercised under the terms of the original award.

In January 2018, the Company issued 221 shares of common stock to each eligible employee’s deferral account for the 401(k) Plan matching contribution for the year ended December 31, 2017.

In March 2018, the Company announced the resignation of Thomas Looby as the President, Chief Executive Officer and as a member of the Board of Directors of the Company and from all other positions with the Company. In connection with his departure, the Company will pay $361 in severance over the 12-month period following Mr. Looby’s separation plus an additional lump sum of $5 upon the effective date of his separation agreement. The Company also accelerated all of Mr. Looby’s stock options that would have vested in the twelve months following his separation and extended the post-termination exercise period of his stock options from three months to eight years, or, if earlier, until the latest date that such stock options could have been exercised under the terms of the original award.

In March 2018, the Company announced the appointment of Jack Peurach as the President and Chief Executive Officer. In connection with his appointment as the President and Chief Executive Officer of the Company, Mr. Peurach resigned his positions as the Chair and a member of the Compensation Committee of the Board and as a member of the Audit Committee of the Board.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company’s management believes that based on this criteria, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by OUM LLP (“OUM”), an independent registered public accounting firm, as stated in their attestation report, which appears under Item 8 of this Annual Report on Form 10-K. OUM has issued an attestation report on the Company’s internal control over financial reporting, which report is included in OUM’s report on the Company’s consolidated financial statements, which appear under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting:

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 because of a material weakness in the Company’s information technology (IT) general controls existed. While this material weakness did not result in any audit adjustments or misstatements, a reasonable possibility existed that a material misstatement in the Company’s annual or interim financial statements would not have been prevented or detected.

Subsequent to December 31, 2016, we strengthened our internal controls by increasing our segregation of duties, implementing a more robust accounting and enterprise resource planning system (which became operational in October 2017), and putting in place several new monitoring controls. We believe that these measures have remediated the material weakness in our internal control over financial reporting related to IT general controls.

Other than as described above, there have been no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Shareholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of December 31, 2017.

Item 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2017.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Shareholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2017.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2017.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2018 Annual Meeting of Shareholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2017.

PART IV

Item 15.       EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to the Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 15, 2014, by and among the Registrant, Acquisition Sub and Ekso Bionics, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 19, 2015)

3.2	Certificate of Merger of Ekso Bionics, Inc., with and into Acquisition Sub, filed January 15, 2014 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on December 23, 2015 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2015)

3.5	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock, filed on April 4, 2016 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2016)

3.6	Certificate of Change of Ekso Bionics Holdings, Inc. effective May 4, 2016 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2016)

3.7	Certificate of Amendment of Certificate of Incorporation of Ekso Bionics Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 27, 2017)

4.1	Form of specimen certificate (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on June 23, 2015)

4.2	Form of Warrant issued pursuant to the amendment dated September 13, 2017 to the information agent agreement between the Company and Katalyst Securities LLC dated August 11, 2017 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2017)

10.1	Indemnification Shares Escrow Agreement, dated as of January 15, 2014, by and among the Registrant, Nathan Harding and Gottbetter & Partners, LLP, as escrow agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2	Split-Off Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.3	General Release Agreement, dated as of January 15, 2014, by and among the Registrant, PN Med Split Off Corp, Pedro Perez Niklitschek and Miguel Molina Urra (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and stockholders party thereto (incorporated by reference from Exhibit 10.4 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5	Form of Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(a)	Form of Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6(b)	Form of Amendment to Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.6(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.7(a)	Form of Bridge Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.7(b)	Form of Amendment to Bridge Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.7(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.8(a)	Form of PPO Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 1086 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.8(b)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Offer to Amend and Exercise (incorporated by reference from Exhibit 99.(a)(1)© to the Registrant’s Schedule TO filed on October 23, 2014)

10.8(c)	Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Anti-Dilution Amendment (incorporated by reference from Exhibit 99.(a)(1)(F) to the Registrant’s Schedule TO filed on October 23, 2014)

10.9(a)	Form of PPO Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.9(b)	Form of Amendment to PPO Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.9(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.10	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(a)	Placement Agency Agreement, dated December 5, 2015, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.11(b)	First Amendment to Placement Agency Agreement, dated January 28, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014)

10.11(c)	Second Amendment to Placement Agency Agreement, dated October 21, 2014, between the Registrant and Gottbetter Capital Markets, LLC (incorporated by reference from Exhibit 10.11(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.12†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on May 11, 2014)

10.13	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.14 †	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.15 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Nathan Harding (incorporated by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.16†	Employment Agreement, dated as of January 15, 2014, between the Registrant and Max Scheder-Bieschin (incorporated by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.17 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Russ Angold (incorporated by reference from Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.18 †	Employment Agreement, dated as of January 15, 2014, between the Registrant and Frank Moreman (incorporated by reference from Exhibit 10.18 the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.19	Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.20	Exclusive License Agreement, dated as of July 14, 2008, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a/ Berkeley Bionics and formerly d/b/a Berkeley ExoWorks (as amended by Amendment #1 to Exclusive License Agreement, dated as of May 20, 2009, by and between The Regents of the University of California and Berkeley Bionics) (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.21	Lease, dated as of November 29, 2011, by and between FPOC, LLC and Berkeley Bionics, Inc., d/b/a Ekso Bionics (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.22	Letter Agreement, dated as of November 12, 2013, by and between Gravitas Partners Ltd., Premium Capital Partners Ltd., and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.23	Director Nomination Agreement dated as of January 15, 2013, among the Registrant, Ekso Bionics and CNI Commercial LLC (incorporated by reference from Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.24	Form of Ekso Bionics’ Warrant to purchase shares of its common stock (converted under the Merger Agreement into warrants to purchase shares of the Registrant’s Common Stock) (incorporated by reference from Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.25 **	Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.26 **	Medical License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.26 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.27 **	Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.27 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.28 †	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.29 †	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.30	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and Katalyst Securities LLC (incorporated by reference from Exhibit 99.(d)(1) to the Registrant’s Schedule TO filed on October 23, 2014)

10.31	Warrant Agent Agreement, dated October 21, 2014, by and between the Registrant and EDI Financial, Inc. (incorporated by reference from Exhibit 99.(d)(2) to the Registrant’s Schedule TO filed on October 23, 2014)

10.32†	Employment Agreement, dated March 19, 2015, between the Registrant and Thomas Looby (incorporated by reference from Exhibit 10.32 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2014)

10.33	Form of Warrant to purchase shares of the Registrant’s common stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.34	Securities Purchase Agreement dated December 23, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.35	Placement Agency Agreement, dated December 23, 2015, by and among the Registrant and Ladenburg Thalmann & Co., Inc., as representative of the placement agents named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.36†	Nathaniel Harding Separation Agreement dated February 25, 2016 (incorporated by reference from Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.37	Form of Amendment to Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2016)

10.38	Amendment to Lease Agreement dated November 5, 2016 (incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.39	Loan and Security Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.40	Success Fee Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.41	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

10.42	Placement Agency Agreement, dated as of April 2, 2017 by and among the Company and B. Riley & Co., LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

10.43	Form of Leak-Out Agreement (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

10.44	Purchase Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 15, 2017)

10.45	Registration Rights Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2017)

10.46	Form of Employee Restricted Stock Unit Award under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.47	Form of Warrant Repurchase and Amendment Agreement (incorporated by reference from Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.48	First Amendment to Loan and Security Agreement, dated as August 3, 2017, by and among EKSO Bionics Holdings, Inc., EKSO Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.49	2017 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement on Schedule 14 filed on April 28, 2017)

10.50	Russ Angold Separation Agreement and Full Release of All Claims (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2018)

10.51	Thomas Looby Separation Agreement and Full Release of All Claims (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2018)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 §*	Interactive Data Files of Financial Statements and Notes.

101.ins §*	Instant Document

101.sch §*	XBRL Taxonomy Schema Document

101.cal §*	XBRL Taxonomy Calculation Linkbase Document

101.def §*	XBRL Taxonomy Definition Linkbase Document

101.lab §*	XBRL Taxonomy Label Linkbase Document

101.pre §*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Confidential Treatment has been requested as to certain portions of Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ Jack Peurach
Dated: March 13, 2018		President and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Jack Peurach and Maximilian Scheder-Bieschin, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jack Peurach	President and Chief Executive Officer	March 13, 2018
Jack Peurach	(Principal Executive Officer)

/S/ Maximilian Scheder-Bieschin	Chief Financial Officer	March 13, 2018
Maximilian Scheder-Bieschin	(Principal Accounting and Financial Officer)

/S/ Steven Sherman	Chairman of the Board	March 13, 2018
Steven Sherman

/S/ Marilyn Hamilton	Director	March 13, 2018
Marilyn Hamilton

/S/ Charles Li	Director	March 13, 2018
Charles Li

/S/ Jack Peurach	Director	March 13, 2018
Jack Peurach

/S/ Stanley Stern	Director	March 13, 2018
Stanley Stern

/S/ Ted Wang	Director	March 13, 2018
Ted Wang

