Form 10-Q
period 2018-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2018-05-07
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of April 30, 2018 was 60,354,941.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2018	December 31, 2017
Assets	(unaudited)	(Note 2)
Current assets:
Cash	$20,572	$27,813
Accounts receivable, net of allowances of $196 and $212, respectively	3,574	2,760
Inventories, net	2,833	3,025
Prepaid expenses and other current assets	958	1,339
Total current assets	27,937	34,937
Property and equipment, net	2,350	2,249
Intangible assets, net	359	491
Goodwill	189	189
Other assets	124	122
Total assets	$30,959	$37,988

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,392	$2,420
Accrued liabilities	3,011	3,503
Deferred revenues, current	1,292	1,103
Note payable, current	2,333	2,139
Total current liabilities	10,028	9,165
Deferred revenues	766	816
Note payable, net	4,290	4,830
Warrant liability	916	1,648
Contingent liabilities	73	81
Other non-current liabilities	47	57
Total liabilities	16,120	16,597
Commitments and contingencies (Note 14)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 141,429(1) shares authorized; 60,355 and 59,943, shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	60	60
Additional paid-in capital	167,381	165,825
Accumulated other comprehensive loss	(547)	(340)
Accumulated deficit	(152,055)	(144,154)
Total stockholders' equity	14,839	21,391
Total liabilities and stockholders' equity	$30,959	$37,988

(1) Refer to Note 11, Capitalization and Equity Structure – Summary, for additional information regarding the calculation of the number of common stock shares authorized.

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue:
Device and related	$2,518	$1,408
Engineering services	-	28
Total revenue	2,518	1,436

Cost of revenue:
Device and related	1,751	1,077
Engineering services	-	7
Total cost of revenue	1,751	1,084

Gross profit	767	352

Operating expenses:
Sales and marketing	3,853	3,067
Research and development	1,808	2,873
General and administrative	3,738	2,542
Change in fair value, contingent consideration	(19)	11
Total operating expenses	9,380	8,493

Loss from operations	(8,613)	(8,141)

Other income (expense), net:
Interest expense	(163)	(119)
Gain (loss) on warrant liability	732	(69)
Other income, net	143	27
Total other income (expense), net	712	(161)
Net loss	$(7,901)	$(8,302)
Foreign currency translation loss	(207)	(30)
Comprehensive loss	$(8,108)	$(8,332)

Basic and diluted net loss per share	$(0.13)	$(0.38)

Weighted average number of shares of common stock, basic and diluted	60,146	21,899

The accompanying notes are an integral part of these condensed consolidated financial statements

  Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(7,901)	$(8,302)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	428	445
Inventory allowance expense	130	-
Provision for doubtful accounts	(16)	-
(Gain) loss on change in fair value of warrant liabilities	(732)	69
Stock-based compensation expense	892	394
Accretion of final payment fee of debt	23	24
Amortization of debt discounts	20	21
(Gain) loss on change in fair value of contingent liabilities	(19)	12
Common stock contribution to 401(k) plan	56	-
Unrealized gain on foreign currency transactions	(153)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(798)	532
Inventories	(286)	(470)
Prepaid expense and other assets	379	(188)
Deferred costs of revenue	-	(46)
Accounts payable	1,011	988
Accrued liabilities	80	(820)
Deferred revenues	141	121
Net cash used in operating activities	(6,745)	(7,254)

Investing activities:
Acquisition of property and equipment	(31)	(138)
Net cash used in investing activities	(31)	(138)

Financing activities:
Principal payments on note payable	(399)	(22)
Proceeds from exercise of stock options	-	24
Net cash (used in) provided by financing activities	(399)	2
Effect of exchange rate changes on cash	(66)	(30)
Net decrease in cash	(7,241)	(7,420)
Cash at beginning of period	27,813	16,846
Cash at end of period	$20,572	$9,426

Supplemental disclosure of non-cash activities:
Transfer of equipment from inventory	$348	$207
Share issuance for common stock contribution to 401(k) plan	$508	$-
Share issuance for employee bonuses	$190	$-
Equipois sales earn-out	$28	$-
Cumulative retrospective adjustment to retained earnings for ASU 2016-09 adoption	$-	$171

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

1. Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops and sells exoskeleton technology to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. The Company has sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate and to walk again and (b) allow industrial workers to perform heavy duty work for extended periods. Founded in 2005, the Company is headquartered in the Bay Area and is listed on the Nasdaq Capital Market under the symbol “EKSO”.

Liquidity and Going Concern

As of March 31, 2018, the Company had an accumulated deficit of $152,055.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have contributed significantly to its accumulated deficit. In the three months ended March 31, 2018, the Company used $6,745 of cash in its operations.

Cash on hand at March 31, 2018 was $20,572, compared to $27,813 at December 31, 2017. As noted in Note 9, Long-Term Debt, borrowings under the Company’s long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of March 31, 2018, the most recent determination of this restriction, $5,526 of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering cash such restriction, effective unrestricted cash as of March 31, 2018 is estimated to be $15,046. Based on current forecasted amounts, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2019. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company may require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by the Company could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to further reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 13, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Inventory

Inventories are recorded at the lower of cost or net realizable value. Cost is determined using the standard cost method. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct labor and manufacturing overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. The Company’s estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which when capable of being distinct, are accounted for as separate performance obligations.

Nature of Products and Services

The Company’s medical device segment revenue is generated through the sales of the Ekso GT, associated software (SmartAssist, VariableAssist), accessories, and support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the Ekso GT, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognize revenue over the term of the agreement.

The Company’s industrial device segment revenue is generated by the sales of the support arm (EksoZeroG) and the upper body exoskeleton (EksoVest). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoZeroG and EksoVest.

The Company’s engineering services segment revenue is generated by collaborative arrangements or government grants. Cost reimbursements or grant revenue are recognized over the life of the contract in proportion to the costs incurred in satisfying the obligations under the contract.

Refer to Note 6 – Revenue Recognition for further information, including revenue disaggregated by source.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash accounts in excess of federally insured limits. However, the Company believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held. The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of March 31, 2018 and December 31, 2017.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of March 31, 2018, the Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (15%) compared with one customer as of December 31, 2017 (10%).

In the three months ended March 31, 2018, the Company had one customer with sales of 10% or more of the Company’s total revenue (11%), compared with one customer in the three months ended March 31, 2017 (26%).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. For finance leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at  the present value of the lease payments, in the statement of financial position, (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income, and (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under prior U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the first quarter of 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Effective January 1, 2018, the Company adopted the new standard using the modified retrospective transition method. The adoption did not result in a cumulative adjustment to the Company’s consolidated balance sheet as of January 1, 2018, nor did it materially impact the aggregate amount and timing of the Company’s revenue recognition subsequent to adoption. The Company has provided enhanced revenue recognition disclosures as required by the new standard (Refer to Note 6, Revenue Recognition).

3. Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss presented on the condensed consolidated balance sheets and the impact of significant amounts reclassified from accumulated other comprehensive (loss) income on information presented in the condensed consolidated statements of operations and comprehensive loss for the three months ending March 31, 2018 are reflected in the table below, net of tax:

Foreign Currency Translation
Balance at December 31, 2017	$(340)
Other comprehensive loss before reclassification	(207)
Balance at March 31, 2018	$(547)

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2018
Liabilities
Warrant liabilities	$916	$-	$-	$916
Contingent consideration liability	$33	$-	$-	$33
Contingent success fee liability	$40	$-	$-	$40

December 31, 2017
Liabilities
Warrant liability	$1,648	$-	$-	$1,648
Contingent consideration liability	$42	$-	$-	$42
Contingent success fee liability	$39	$-	$-	$39

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2018, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability	Contingent Success Fee Liability
Balance at December 31, 2017	$1,648	$42	$39
Gain on revaluation of warrants issued in conjunction with 2015 financing	(732)	-	-
Gain on revaluation of fair value obligation	-	(19)	-
Reclassification from accrued liabilities	-	10	-
Loss on revaluation of fair value obligation	-	-	1
Balance at March 31, 2018	$916	$33	$40

Refer to Note 11 Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5. Inventories, net

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$1,632	$1,562
Work in progress	211	-
Finished goods	990	1,463
	$2,833	$3,025

6. Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which when capable of being distinct, are accounted for as separate performance obligations. Revenue recognition is evaluated based on the following five steps: (i) identification of the contract with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are determined based on observable prices at which the Company separately sells its products or services. If a standalone selling price is not directly observable, the Company estimates the selling price based on market conditions and entity-specific factors including features and functionality of the product and/or services, the geography of our customers, type of the Company’s markets. Any discounts or other reductions to the transaction price are allocated proportionately to all performance obligations within the multiple-element arrangement.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers and receipt of payment. For the sale of its products, the Company generally recognizes revenue at a point in time through the ship-and-bill performance obligations. For service agreements, the Company generally invoices customers at the beginning of the coverage period and record revenue related to the billed amounts over time, equivalent to the coverage period of the maintenance and support contract.

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts (Ekso Care) but also includes other offerings for which the Company has been paid in advance and earn revenue when the Company transfers control of the product or service.

Deferred revenues consisted of the following:

	March 31,	December 31,
	2018	2017
Deferred extended maintenance and support	$1,903	$1,763
Deferred rental income	71	73
Customer deposits and advances	49	52
Deferred medical device revenues	35	31
Total deferred revenues	2,058	1,919
Less current portion	(1,292)	(1,103)
Deferred revenues, non-current	$766	$816

Deferred revenue activity consisted of the following:

Three months ended
March 31, 2018
Beginning balance	$1,919
Deferral of revenue	703
Recognition of deferred revenue	(564)
Ending balance	$2,058

At March 31, 2018, our deferred revenue, was $2,058. Excluding customer deposits, we expect to recognize approximately $712 of the deferred revenue in the remainder of 2018, $543 in 2019, and $754 thereafter.

As of March 31, 2018, and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $3,574 and $2,760, respectively, and are included in current assets on the Company’s consolidated balance sheets.

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Disaggregation of revenue

The following table disaggregates our revenue by major source for the three months ended March 31, 2018 (in thousands):

	Device and Related
	Medical	Industrial	Total
Device revenue	$1,663	$386	$2,049
Service, support and rentals	387	-	387
Parts and other	72	10	82
	$2,122	$396	$2,518

7. Intangible Assets

The following table reflects the amortization of the purchased intangible assets as of March 31, 2018:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(902)	$258
Customer relationships	70	(54)	16
Customer trade name	380	(295)	85
	$1,610	$(1,251)	$359

Estimated future amortization for the remainder of 2018 is $359.

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
Salaries, benefits and related expenses	$2,301	$2,850
Device maintenance	121	121
Device warranty	283	232
Clinical trials	180	136
Capital lease obligation	34	34
Other	92	130
Total	$3,011	$3,503

A reconciliation of the changes in the current portion of maintenance and warranty liabilities for the period ended March 31, 2018 is as follows:

	Maintenance	Warranty	Total
Balance at December 31, 2017	$121	$232	$353
Additions for estimated future expense	-	82	82
Incurred costs	-	(31)	(31)
Balance at March 31, 2018	$121	$283	$404

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company is required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $120 has accreted as of March 31, 2018, to be paid in 2021 and is included as a component of note payable on the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the condensed consolidated balance sheets. At March 31, 2018, the fair value of the contingent success fee liability was $40.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $5,526 as of March 31, 2018, the most current determination, with the amount subject to change on a month-to-month basis. At March 31, 2018, with cash on hand of $20,572, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 9.67% for the three months ended March 31, 2018. The final payment fee, initial fair value of the success fee and debt issuance costs was and will be accreted, amortized and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of our long-term debt and final payment fee as of March 31, 2018:

Period	Amount
2018	$1,750
2019	2,333
2020	2,333
2021	440
Total principal payments	6,856
Less accreted portion of final payment fee, net of issuance cost and success fee discounts	233
Long-term debt, net	$6,623

Current portion	2,333
Long-term portion	4,290
Long-term debt, net	$6,623

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

The Company estimates future minimum payments as of March 31, 2018 to be the following:

Period	Capital Lease	Operating Leases
2018 – remainder	$28	$473
2019	37	643
2020	22	656
2021	-	576
2022	-	268
Total minimum payments	87	$2,616
Less interest	(5)
Present value minimum payments	82
Less current portion	(34)
Long-term portion	$48

Rent expense under the Company’s operating leases was $143 and $101 for the three months ended March 31, 2018, and 2017, respectively.

11. Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at March 31, 2018 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At March 31, 2018, 60,355 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

On October 30, 2017, the Board approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of our common stock by 70,000 shares to 141,429 shares (the “Authorized Capital Amendment”), subject to the approval of such amendment by the stockholders. On December 21, 2017, a special meeting of the stockholders was convened (the “December Special Meeting”). In the definitive proxy statement dated November 24, 2017 filed by the Company with the SEC in respect of the December Special Meeting (the “November Proxy Statement”), the Board solicited the vote of the stockholders in favor of the Authorized Capital Amendment. The November Proxy Statement stated that broker non-votes in respect of the Authorized Capital Amendment would be counted as votes against the amendment. However, under relevant stock exchange rules, brokers had the discretionary authority to vote any shares held in their name on behalf of a beneficial owner (“Broker Shares”), and in respect of which the broker did not receive voting instruction from the beneficial owner, in favor of the Authorized Capital Amendment. As such, brokers voted approximately 17,628 Broker Shares, in respect of which the brokers had not received voting instructions from the beneficial owners of such shares, in favor of the Authorized Capital Amendment at the December Special Meeting. Accordingly, after taking into account such Broker Shares, the Authorized Capital Amendment was approved by the stockholders at the December Special Meeting. However, as disclosed in more detail under Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, some stockholders of the Company have claimed that the disclosure in the November Proxy Statement in connection with the effect on the Authorized Capital Amendment of beneficial owners not providing voting instructions in respect of their Broker Shares was incorrect. Accordingly, management has solicited stockholders to ratify the Authorized Capital Amendment at our 2018 Annual Meeting of Shareholders, which will be held on June 7, 2018 (the “2018 Annual Meeting”). Further information about such vote was provided in the Company’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders, which was filed with the SEC on April 30, 2018 (the “2018 Proxy Statement”).

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Warrants

Warrant shares outstanding as of December 31, 2017 and March 31, 2018 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2017	Issued	Expired	March 31, 2018
Information Agent Warrants	$1.50	3	200	-	-	200
2015 Warrants	$3.74	5	1,604	-	-	1,604
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	-	-	426
PPO warrants	$14.00	5	1,078	-	-	1,078
Pre-2014 warrants	$9.66	9-10	88	-	-	88
			3,396	-	-	3,396

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

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the 2015 warrants as of March 31, 2018:

Current share price	$1.58
Conversion price	$3.74
Risk-free interest rate	2.36%
Term (years)	2.75
Volatility of stock	90%

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

12. Stock-based Compensation

In June 2017, the Company’s stockholders approved an amendment of the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) to increase the number of shares available for grant by 1,000 shares.  The total shares authorized for grant under the 2014 Plan is 4,714.

On October 30, 2017, the Board approved an amendment to the 2014 Plan to increase the maximum number of shares of common stock that may be issued under the 2014 Plan by 4,400 shares, from 4,714 to 9,114 shares (the “2014 Plan Amendment”) effective as of the time such amendment is approved by the stockholders. At the December Special Meeting, a proposal was submitted to be voted on by the stockholders to approve the 2014 Plan Amendment contingent on the approval by the stockholders of the Authorized Capital Amendment. The proposal was approved by the stockholders at the December Special Meeting, with approximately 25,205 shares voted for, 2,955 shares voted against, and 356 shares abstaining. However, since the proposal was contingent on the approval by the stockholders of the Authorized Capital Amendment, management has solicited stockholders to ratify the 2014 Plan Amendment at the 2018 Annual Meeting. Further information is provided in the 2018 Proxy Statement.

As of March 31, 2018, there were 5,162 shares available for future awards after taking into account the 2014 Plan Amendment.

Stock Options

The following table summarizes information about the Company’s stock options outstanding at March 31, 2018, and activity during the three months then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2017	3,156	$4.96
Options granted	38	$1.83
Options exercised	-	$-
Options forfeited	(289)	$5.19
Options cancelled	(7)	$4.45
Balance as of March 31, 2018	2,898	$4.89	6.90	$297
Vested and expected to vest at March 31, 2018	2,898	$4.89	6.90	$297
Exercisable as of March 31, 2018	1,851	$6.10	5.66	$50

As of March 31, 2018, total unrecognized compensation cost related to unvested stock options was $1,809. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.29 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2018	2017

Dividend yield	—	—
Risk-free interest rate	2.74%	2.05% - 2.40%
Expected term (in years)	10	6-10
Volatility	88%	80%-82%

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

RSU activity for the three months ended March 31, 2018 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2018	617	$1.65
Granted	35	$1.73
Vested	(466)	$1.32
Forfeited	(61)	$2.85
Unvested at March 31, 2018	125	$2.27

As of March 31, 2018, $159 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 2.96 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2018	2017
Sales and marketing	$109	$20
Research and development	179	101
General and administrative	604	273
	$892	$394

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

During the three months ended March 31, 2018, the Company issued 221 shares of common stock to each eligible employee’s deferral account for the 401(k) Plan matching contribution for the year ended December 31, 2017.

13. Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2018, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

14. Commitments and Contingencies

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

In connection with acquisition of Equipois, the Company assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company pays the developer a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2018	2017
Numerator:
Net loss
Basic	$(7,901)	$(8,302)
Adjustment for revaluation of warrant liability	-	-
Diluted	$(7,901)	$(8,302)

Denominator:
Weighted-average number of shares, basic	60,146	21,899
Effect of dilutive warrants	-	-
Weighted-average numbers of shares, diluted	60,146	21,899

Net loss per share, basic	$(0.13)	$(0.38)
Net loss per share, diluted	$(0.13)	$(0.38)

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended March 31,
	2018	2017
Options to purchase common stock	2,898	2,466
Restricted stock	125	-
Warrants for common stock	3,396	3,226
Total common stock equivalents	6,419	5,692

16. Segment Disclosures

The Company has three reportable segments: Medical Devices, Industrial Sales, and Engineering Services. The Medical Devices segment designs and engineers technology for, and commercializes, manufactures, and sells exoskeletons for applications in the medical markets. The Industrial Sales segment designs, engineers, commercializes, manufactures, and sells exoskeleton devices to allow able-bodied users to perform heavy duty work for extended periods. Engineering Services generates revenue principally from collaborative research and development service arrangements, technology license agreements, and government grants where the Company uses its robotics domain knowledge in bionic exoskeletons to bid on and procure contracts and grants from entities such as the National Science Foundation and the Defense Advanced Research Projects Agency.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the others manufacture and distribute unique products. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	Device and Related			Engineering
	Medical	Industrial	Total	Services	Total
Three months ended March 31, 2018
Revenue	$2,122	$396	$2,518	$-	$2,518
Cost of revenue	1,387	364	1,751	-	1,751
Gross profit	$735	$32	$767	$-	$767

Three months ended March 31, 2017
Revenue	$870	$538	$1,408	$28	$1,436
Cost of revenue	721	356	1,077	7	1,084
Gross profit	$149	$182	$331	$21	$352

Geographic information for revenue based on location of customers is as follows:

	Three months ended March 31,
	2018	2017
United States	$1,353	$931
All Other	1,165	505
	$2,518	$1,436

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

17. Related Party Transactions

In September 2017, Ted Wang, Ph.D., was appointed to the Board of Directors and as a member of the Nominating and Governance Committee of the Board. Dr. Wang is the Chief Investment Officer and a founder of Puissance Capital Management LP. Dr. Wang was elected as a director following his nomination to the Board by Puissance Cross-Border Opportunities II LLC (“Puissance”), a stockholder of the Company and an affiliate of Puissance Capital Management LP. Puissance served as the committed investor in connection with the Company’s recently completed rights offering, in connection with which Puissance purchased 20,535 shares of the Company’s common stock for an aggregate purchase price of $20,535. Following completion of the rights offering, Puissance held approximately 34% of the Company’s issued and outstanding shares.

Prior to Dr. Wang’s appointment to the Board, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity affiliated with Puissance. Angel Pond will assist the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partner(s) and the development of strategic partnership(s) for the sale and manufacture of the Company’s products in that market. During the year ended December 31, 2017, the Company made aggregate payments of $2,150 to Angel Pond representing consulting services for one year.  These fees are recognized ratably to expense over the one-year period. During the three months ended March 31, 2018, the Company made aggregate payments of $45 to Angel Pond in connection with the Angel Pond consulting agreement, which was expensed in the condensed consolidated statement of operations and comprehensive loss.

In March 2018, Charles Li, Ph. D., was appointed to the Board of Directors and as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Dr. Li is a senior analyst at Puissance Capital Management.

18. Subsequent Events

On May 7, 2018, Maximilian Scheder-Bieschin announced that he will be retiring as the Company’s Chief Financial Officer in accordance with the terms of a Transition Service Agreement (the “Transition Agreement”). Mr. Scheder-Bieschin will continue serving as the Company’s Chief Financial Officer until the earlier of (x) July 31, 2018, or (y) the date on which the Company appoints a new chief financial officer, but no later than September 30, 2018 (such period of employment, the “Transition Period”). At the end of the Transition Period and subject to compliance with the restrictive covenants set forth in the employment agreement and the execution and non-revocation of releases of claims in favor of the Company, Mr. Scheder-Bieschin will be entitled to the following severance payments and benefits: (i) an amount equal to his current annual base salary for a period of 12 months following the end of the Transition Period (the “Severance Period”); (ii) if the Company pays bonuses to other senior executive officers for services performed in 2018, an amount equal to his annual bonus, based on actual Company performance, pro-rated for number of days he is an employee of the Company in fiscal year 2018; (iii) any equity awards held by Mr. Scheder-Bieschin that would have become vested or exercisable during the Severance Period had he continued to be employed by the Company shall become vested and exercisable on the last day of the Transition Period, and all such stock options shall remain exercisable until the expiration of the option term set forth in the applicable award agreement; (iv) an amount in cash (less all applicable employment and tax withholdings) equal to the amount of the employer matching contributions that would otherwise be made under the Company’s defined contribution retirement plan as if he had remained employed until December 31, 2018; and (v) payment of a portion of Mr. Scheder-Bieschin’s COBRA premiums for the duration of Severance Period to the same extent as the Company contributed to his health insurance premium cost prior to his retirement. At the Company’s discretion, the cash amounts set forth in clauses (ii) and (iv) of the preceding sentence may be satisfied by issuing to Mr. Scheder-Bieschin a whole number of shares of Company’s common stock having an aggregate grant date fair market value equal to such cash amounts, with any amount that would result in a fractional share to be paid in cash.

Following the end of the Transition Period, the Company and Mr. Scheder-Bieschin will agree to a consulting arrangement for the duration of a period that is mutually agreed upon by the parties but in no event extending beyond December 31, 2018. The Company will pay Mr. Scheder-Bieschin $250 per hour or $1,400 per day during any such consulting period and unless expressly agreed to by Mr. Scheder-Bieschin in writing, the Company will not require him to provide more than twenty (20) hours of assistance during any calendar month during this consulting period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, could cause our future results to differ materially from those expressed in the forward-looking information:

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

Overview

We design, develop and sell exoskeleton technology to augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate and to walk again and (b) allow industrial workers to perform heavy duty work for extended periods.

Today, our medical exoskeleton, Ekso GT, is used as a rehabilitation tool to allow physicians and therapists to rehabilitate patients who have suffered a stroke or spinal cord injury. With its unique features designed specifically for hospitals and its proprietary SmartAssist software, Ekso GT allows for the early mobilization of patients, with high step count and high dosage treatments. The intent is to allow the patient’s central nervous system to take advantage of a person’s neuroplasticity to maximize a patient’s recovery.

For able-bodied industrial workers, we introduced in 2017 a second commercial product for industrial applications, the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. It is lightweight and low profile, making it comfortable to wear in all conditions while enabling freedom of motion. The goal is for workplaces with the EksoVest to experience fewer on-site injuries while tasks are completed faster and with higher quality results, for workers to stay healthier and experience increased stamina, and for companies to gain greater productivity in factories and on construction sites. In 2018, we are focusing on increasing sales of the EksoVest and EksoZeroG by pursuing alternative channels such as rental agreements with construction equipment and heavy tool providers. In addition, we believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

We believe the commercial opportunity for exoskeleton technology adoption is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. We believe that we have learned how to integrate these existing technologies and wrap the result around a human being efficiently, elegantly and safely, supported by an industry leading intellectual property portfolio. We further believe that we can do so across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

Clinical Update

Our strategy continues to be to expand clinical data associated with robotic exoskeleton use and, in particular, Ekso GT. To date, there have been 79 studies announced utilizing the Ekso GT, including 48 completed studies and 31 ongoing studies, encompassing a total of over 1,700 patients. This includes our first sponsored clinical trial, which is led by Professor Dylan Edwards, Ph.D., P.T., of The Burke Medical Research Institute. The study, entitled WISE (Walking Improvement for SCI with Exoskeletons), evaluates improvement in independent gait speeds of Spinal Cord Injury (“SCI”) patients undergoing rehabilitation with the Ekso GT and compares it to both conventional therapy and a control group. The U.S.-based, multi-center study has been initiated at ten rehabilitation centers and seeks to enroll approximately 160 people with chronic incomplete SCI. The primary endpoint of the WISE study seeks to demonstrate that a 12-week robotic gait training regimen can lead to a clinically meaningful improvement in independent walking speed. Secondary endpoints from the trial are examining economic factors such as number of physical therapists and staff required during training, the physical burden on physical therapists assisting and supervising during training, and the influence of factors that may modify the gait recovery.

We also continue to work with investigators who have independently initiated large clinical trials to study the use of the Ekso GT, including: a Kessler Foundation study that is enrolling acute stroke patients in a grant-funded randomized, controlled trial with the goal of demonstrating the benefits of early intervention with gait therapy using the Ekso GT; a registry headed up by the Rehabilitation Institute of Chicago focusing on the clinical efficacy of the Ekso GT in both SCI and stroke survivors; and a study being conducted by the Moritz Klink entitled The MOST Study (Mobility improved after stroke when a robotic device was used in comparison to physical therapy) investigating the impact of gait training with the Ekso GT on functional independence of 80 patients with impaired gait as a consequence of stroke when compared to conventional physiotherapy alone.

Sales and Marketing Update - Rehabilitation

In conjunction with our Food and Drug Administration (“FDA”) clearance in April 2016, including the first approved label in the industry that includes patients with hemiplegia due to stroke, we completed a full review of our sales and marketing efforts. We have begun to broaden the launch of our Ekso GT and our go-to-market plan in the U.S. and in Europe, including an increase in marketing campaigns to educate the market on the benefits of stroke rehabilitation using exoskeletons, and arranging product demonstrations with various stakeholders at our target customers.

Today we have five direct salespersons, one direct sales representative for Germany and Switzerland and a distributor manager for 15 distributors in Europe, the Middle East, and Africa (“EMEA”), covering 25 markets, as well as a sales operations manager that supports the efforts of both regions. This sales team is supported by 10 physical therapists to provide customer demonstrations and training, and six sales operation and customer service personnel. Over the past several quarters the Company has endeavored to better understand its customer’s decision cycle for adopting the Company’s new technology, in order to optimize the pace of placements and adoption, and has piloted a number of alternative approaches for trial, sales, and rental options. For example, in the United States and EMEA, we have piloted a short-term (12- months) customer rental with an option to convert to purchase or long-term rental to place units with customers, which in several cases has been more effective than pursuing sales through the standard capital purchase budget cycle. Given the track record of converting previous rentals to sales, we could see these short-term rentals in the United States and other operating rental options facilitate expansion of the Company’s rehabilitation program, while also allowing us to reduce the timeline to place our Ekso GT units.

Recently we launched our Centers of Excellence program in both the U.S. and Europe, a unique peer-to-peer program through which some of our key customers and thought leaders share their knowledge and experience with potential and new customers. The program spans the operational areas of clinical, sales and marketing to bring together the user experience and share it with new customers to facilitate adoption and utilization. These Centers of Excellence will work with our integrated sales and marketing teams and will be available to prospective customers/partners to discuss the clinical, business and financial merits of using the Ekso GT as a tool in rehabilitation. These Centers of Excellence complement the more than 175 hospitals and clinics that already have incorporated over 300 Ekso GT units in their rehabilitation programs.

We have been granted 35 Continuing Competence Units, through the Federation of State Board of Physical Therapy (FSBPT), for physical therapists that successfully complete the Ekso GT training program. The FSBPT recognized the comprehensive overview of gait analysis, robotic technology integration into gait training, and interactive learning through guided instruction during our training program.

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

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the FDA, which administers the Federal Food, Drug, and Cosmetic Act. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation (“QSR”). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

We believe that prior to April 4, 2016, our Ekso GT robotic exoskeleton had been appropriately marketed as a Class I 510(k) exempt Powered Exercise Equipment device since February 2012. On June 26, 2014, the FDA announced the creation of a new product classification for Powered Exoskeleton devices. On October 21, 2014, the FDA published the summary for the new Powered Exoskeleton classification and designated it as being Class II, which requires the clearance of a 510(k) notice.

On October 21, 2014, concurrent with the FDA’s publication of the reclassification of Powered Exoskeleton devices, the FDA issued the Company an “Untitled Letter” which informed us in writing of the agency’s belief that this new product classification applied to our Ekso GT device. On December 24, 2014, we filed a 510(k) notice for the Ekso robotic exoskeleton, which was accepted by the FDA for substantive review on July 29, 2015. As discussed above, we received FDA clearance to market its Ekso GT in accordance with the device’s labeling on April 4, 2016.

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

We build medical device robotic exoskeletons for sale and capitalizes into inventory materials, direct labor, and overhead in connection with the manufacture and assembly of these units.

Adoption of New Accounting Policy

Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the additional related amendments. We adopted the new standard using the modified retrospective transition method. The adoption did not result in a cumulative adjustment to our consolidated balance sheet as of January 1, 2018, nor did it materially impact the aggregate amount and timing of our revenue recognition subsequent to adoption. We have provided enhanced revenue recognition disclosures as required by the new standard (Refer to Note 6, Revenue Recognition in the notes to condensed consolidated financial statements, which appear under Item 1 of this Quarterly Report on Form 10-Q).

Results of Operations

The following table presents our results of operations for the three months ended March 31 (in thousands):

	Three months ended March 31,
	2018	2017	Change	% Change
Revenue:
Device and related	$2,518	$1,408	$1,110	79%
Engineering services	-	28	(28)	-100%
Total revenue	2,518	1,436	1,082	75%

Cost of revenue:
Device and related	1,751	1,077	674	63%
Engineering services	-	7	(7)	-100%
Total cost of revenue	1,751	1,084	667	62%

Gross profit	767	352	415	118%

Operating expenses:
Sales and marketing	3,853	3,067	786	26%
Research and development	1,808	2,873	(1,065)	-37%
General and administrative	3,738	2,542	1,196	47%
Change in fair value, contingent liabilities	(19)	11	(30)	-273%
Total operating expenses	9,380	8,493	887	10%

Loss from operations	(8,613)	(8,141)	(472)	6%

Other income (expense), net:
Interest expense	(163)	(119)	(44)	37%
Gain (loss) on warrant liability	732	(69)	801	-1,161%
Other income, net	143	27	116	430%
Total other income (expense), net	712	(161)	873	-542%
Net loss	$(7,901)	$(8,302)	$401	-5%

Revenue

Device and related increased $1.1 million, or 79%, for the three months ended March 31, 2018, compared to the same period of 2017. This increase was made up of a $1.2 million increase in medical device revenue, primarily due to a higher volume of medical device sales, partially offset by a $0.1 million decrease in industrial device revenue.

Gross Profit

Gross profit increased $0.4 million, or 118%, for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to higher sales of medical devices.

Operating Expenses

Sales and marketing expenses increased $0.8 million, or 26%, for the three months ended March 31, 2018, compared to the same period of 2017 primarily due to severance expense of $0.2 million associated with the departure of the President of EksoWorks business unit, an increase in marketing efforts related to the commercialization of the Company’s medical devices for rehabilitation and its exoskeleton offerings for industrial applications, and an increase in clinical research activity.

Research and development expenses decreased $1.1 million, or 37%, for the three months ended March 31, 2018, compared to the same period of 2017 primarily due to lower employment costs as a result of the company-wide reduction in workforce in May 2017.

General and administrative expenses increased $1.2 million, or 47%, for the three months ended March 31, 2018, compared to the same period of 2017. This was primarily due to severance of $0.4 million and additional stock-based compensation expense of $0.4 million from the modification of equity awards related to the departure of the Chief Executive Officer, and a $0.6 million increase in business development related activities in China paid for in Q3 2017.

Change in fair value, contingent liabilities for the three months ended March 31, 2018, included changes of the fair value of the contingent consideration liability related to Equipois sales earnouts and contingent success fee liability related to the outstanding debt with lender.

Other Income (Expense), Net

Gain on warrant liability of $0.7 million for the three months ended March 31, 2018 was associated with the revaluation of warrants issued in 2015, compared to a $0.1 million loss from the revaluation of warrants issued in 2015 for the three months ended March 31, 2017. The gains and losses on the revaluation of warrants are primarily driven by changes in our stock price.

Other income, net increased $0.1 million or 430% for the three months ended March 31, 2018, compared to the same period of 2017, due to unrealized gains and losses on foreign currency revaluations of monetary assets and liabilities.

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

Cash and Working Capital

Cash on hand at March 31, 2018 was $20.6 million compared to $27.8 million at December 31, 2017. For the three months ended March 31, 2018, the Company used $6.7 million of cash in operations compared to $7.3 million for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had an accumulated deficit of $152.1 million.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have contributed significantly to its accumulated deficit. In the three months ended March 31, 2018, the Company used $6.7 million of cash in its operations.

Cash on hand at March 31, 2018 was $20.6 million, compared to $27.8 million at December 31, 2017. As noted in Note 9 in the notes to our condensed consolidated financial statements under the caption Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of March 31, 2018, the most recent determination of this restriction, $5.5 million of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering cash such restriction, effective unrestricted cash as of March 31, 2018 is estimated to be $15.0 million. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from its medical device business, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2019. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for home use, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use. Consequently, the Company may require significant additional financing in the future, which the Company intends to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to further reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). The Company held no cash equivalents for any of the periods presented.

	Three months ended
	March 31,
	2018	2017
Net cash used in operating activities	$(6,745)	$(7,254)
Net cash used in investing activities	(31)	(138)
Net cash (used in) provided by financing activities	(399)	2
Effect of exchange rate changes on cash	(66)	(30)
Net decrease in cash	(7,241)	(7,420)
Cash at the beginning of the period	27,813	16,846
Cash at the end of the period	$20,572	$9,426

Net Cash Used in Operating Activities

Net cash used in operations decreased $0.5 million, or 7%, for the three months ended March 31, 2018, compared to the same period of 2017 primarily due to decreased employment costs as a result of the company-wide reduction in workforce in May 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.1 million for the three months ended March 31, 2018, compared to the same period of 2017 primarily due to the absence of capitalizable implementation cost associated with our new enterprise resource planning system which was implemented in October 2017.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $0.4 million for the three months ended March 31, 2018 was from the commencement of principal payments in the current quarter related to our term loan of $7.0 million.

Net cash generated by financing activities during the three months ended March 31, 2017 was inconsequential

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2018, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Term loan	$7,559	$2,737	$4,822	$-	$-
Facility operating lease	2,616	632	1,415	569	-
Capital lease	87	37	50	-	-
Total	$10,262	$3,406	$6,287	$569	$-

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

In connection with our acquisition of Equipois in December 2015, the Company assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company pays the developer a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

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

In addition, we conduct business in foreign countries and have subsidiaries based in the United Kingdom and Germany. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 1, 2018, a shareholder filed a derivative action in the United States District Court for the Northern District of California: Ward Rouse, derivatively on behalf of Ekso Bionics Holdings, Inc., v. Steven Sherman, Thomas Looby, Marilyn Hamilton, Howard Palefsky, Jack Peurach, Stanley Stern, Theodore Wang, and Amy Wendell (N.D. Cal.), Case No. 3:18-cv-01348-CRB (filed March 1, 2018). The action alleges that the individual defendants breached their fiduciary duties to the Company by allowing it to have a material weakness in its internal controls. The allegations appear to be based, almost entirely, on the allegations contained in two previously-filed securities class actions, Behket v. Ekso Bionics Holdings, Inc., Thomas Looby and Maximilian Scheder-Bieschin (N.D. Cal.), Case No. 3:18-cv-01726-CRB (filed Jan. 2, 2018; transferred to N.D. Cal. March 20, 2018); and Cheehy v. Ekso Bionics Holdings, Inc., Thomas Looby and Maximilian Scheder-Bieschin, (N.D. Cal.), Case no. 3:18-cv-00212-CRB (filed Jan. 10, 2018), both of which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 13, 2018. The complaint alleges state law claims for breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets. The Company’s management believes that the lawsuit is without merit, and the Company plans to defend against it.

Item 1A. Risk Factors

Other than as listed below, we have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”). Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

Changes in our management team may adversely affect our operations.

Over the last five months, we have experienced turnover in our senior management. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and research and development of our products.

Item 5. Other Information.

See Note 18 to the Financial Statements included in this Quarterly Report on Form 10-Q under the section titled “Part I—Item 1—Notes to Condensed Consolidated Financial Statements (unaudited)”.

Item 6. Exhibits

Exhibit Number	Description
10.1	Russ Angold Separation Agreement and Full Release of All Claims (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2018).

10.2	Thomas Looby Separation Agreement and Full Release of All Claims (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;

•	unaudited condensed consolidated statements of operations and comprehensive loss;

•	unaudited condensed consolidated statement of cash flows;

•	notes to unaudited condensed consolidated financial statements;

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: May 7, 2018	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: May 7, 2018	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)