Form 10-Q
period 2018-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2018-08-07
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of registrant’s common stock outstanding as of July 31, 2018 was 60,832,346.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2018	December 31, 2017
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$13,890	$27,813
Accounts receivable, net of allowances of $84 and $212, respectively	3,547	2,760
Inventories, net	2,382	3,025
Prepaid expenses and other current assets	584	1,339
Total current assets	20,403	34,937
Property and equipment, net	2,271	2,249
Intangible assets, net	225	491
Goodwill	189	189
Other assets	120	122
Total assets	$23,208	$37,988

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,590	$2,420
Accrued liabilities	3,162	3,503
Deferred revenues, current	1,310	1,103
Note payable, current	2,333	2,139
Total current liabilities	9,395	9,165
Deferred revenues	1,201	816
Note payable, net	3,746	4,830
Warrant liability	1,128	1,648
Contingent liabilities	76	81
Other non-current liabilities	36	57
Total liabilities	15,582	16,597
Commitments and contingencies (Note 14)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 141,429 shares authorized; 60,832 and 59,943, shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	61	60
Additional paid-in capital	167,823	165,825
Accumulated other comprehensive loss	(227)	(340)
Accumulated deficit	(160,031)	(144,154)
Total stockholders' equity	7,626	21,391
Total liabilities and stockholders' equity	$23,208	$37,988

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Device and related	$2,956	$1,867	$5,475	$3,275
Engineering services	11	-	11	28
Total revenue	2,967	1,867	5,486	3,303

Cost of revenue:
Device and related	1,986	1,471	3,736	2,548
Engineering services	14	-	14	7
Total cost of revenue	2,000	1,471	3,750	2,555

Gross profit	967	396	1,736	748

Operating expenses:
Sales and marketing	3,933	3,270	7,786	6,337
Research and development	1,389	2,632	3,197	5,505
General and administrative	2,827	2,475	6,564	5,016
Restructuring	-	665	-	665
Change in fair value, contingent consideration	3	(187)	(15)	(175)
Total operating expenses	8,152	8,855	17,532	17,348

Loss from operations	(7,185)	(8,459)	(15,796)	(16,600)

Other income (expense), net:
Interest expense	(160)	(198)	(324)	(316)
Gain (loss) on warrant liabilities	(213)	3,106	520	3,037
Other income, net	(420)	44	(277)	70
Total other income (expense), net	(793)	2,952	(81)	2,791

Net loss	$(7,978)	$(5,507)	$(15,877)	$(13,809)
Foreign currency translation adjustments	320	(203)	113	(234)
Comprehensive loss	$(7,658)	$(5,710)	$(15,764)	$(14,043)

Basic and diluted net loss per share	$(0.13)	$(0.22)	$(0.26)	$(0.58)

Weighted average number of shares of common stock outstanding, basic and diluted	60,621	25,515	60,386	23,717

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(15,877)	$(13,809)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	888	866
Inventory allowance expense	157	-
Provision for doubtful accounts	(109)	55
Loss on disposal of property and equipment	54	-
Gain on change in fair value of warrant liabilities	(520)	(3,037)
Stock-based compensation expense	1,294	1,105
Accretion of final payment fee of debt	45	48
Amortization of debt discounts	39	41
Gain on change in fair value of contingent liabilities	(17)	(58)
Common stock contribution to 401(k) plan	118	-
Unrealized loss (gain) on foreign currency transactions	234	(273)
Changes in operating assets and liabilities:
Accounts receivable	(678)	(382)
Inventories	(198)	(836)
Prepaid expense and other assets	757	(122)
Accounts payable	210	328
Accrued liabilities	215	(851)
Accrued restructuring cost	-	95
Deferred revenues	584	(29)
Net cash used in operating activities	(12,804)	(16,859)

Investing activities:
Acquisition of property and equipment	(31)	(248)
Net cash used in investing activities	(31)	(248)

Financing activities:
Proceeds from issuance of common stock and warrants, net	-	10,919
Principal payments on note payable	(994)	(38)
Proceeds from exercise of stock options	-	42
Net cash (used in) provided by financing activities	(994)	10,923
Effect of exchange rate changes on cash	(94)	39
Net decrease in cash	(13,923)	(6,145)
Cash at beginning of period	27,813	16,846
Cash at end of period	$13,890	$10,701
Supplemental disclosure of cash flow activities
Cash paid for interest	$238	$188
Cash paid for income taxes	$-	$2

Supplemental disclosure of non-cash activities
Transfer of inventory to equipment	$684	$496
Share issuance for common stock contribution to 401(k) plan	$508	$-
Share issuance for employee bonuses	$230	$-
Equipois sales earn-out	$28	$47
Equipois supply earn-out	$-	$189
Cumulative retrospective adjustment to retained earnings for ASU 2016-09 adoption	$-	$171
April 2017 warrant issuance	$-	$3,301

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

Liquidity and Going Concern

As of June 30, 2018, the Company had an accumulated deficit of $160,031.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have contributed significantly to its accumulated deficit. In the six months ended June 30, 2018, the Company used $12,804 of cash in its operations.

Cash on hand at June 30, 2018 was $13,890, compared to $27,813 at December 31, 2017. As noted in Note 9, Long-Term Debt, borrowings under the Company’s long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of June 30, 2018, the most recent determination of this restriction, $7,366 of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering cash restrictions, effective unrestricted cash as of June 30, 2018 is estimated to have been $6,524. Based on current forecasted amounts, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2019. The Company will require significant additional financing. The Company is actively pursuing opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

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

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 13, 2018. The results of operations for the three months and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Inventory

Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Parts from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct labor and manufacturing overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess, obsolete, and impaired inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. The Company’s estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash accounts in excess of federally insured limits. However, the Company believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held. The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of June 30, 2018 and December 31, 2017.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of June 30, 2018, the Company had no customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable compared with one customer as of December 31, 2017 (10%).

In the three months ended June 30, 2018, the Company had no customers with sales of 10% or more of the Company’s total revenue, compared with one customer in the three months ended June 30, 2017 (26%).

In the six months ended June 30, 2018, the Company had no customers with sales comprising 10% or more of our total customer sales, compared with one customer in the six months ended June 30, 2017 (14%).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. For finance leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at  the present value of the lease payments, in the statement of financial position, (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income, and (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

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

The change in accumulated other comprehensive loss presented on the condensed consolidated balance sheets and the impact of significant amounts reclassified from accumulated other comprehensive (loss) income on information presented in the condensed consolidated statements of operations and comprehensive loss for the six months ending June 30, 2018 are reflected in the table below, net of tax:

Foreign Currency Translation
Balance at December 31, 2017	$(340)
Other comprehensive gain before reclassification	113
Balance at June 30, 2018	$(227)

4.	Fair Value Measurements

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

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2018
Liabilities
Warrant liabilities	$1,128	$-	$-	$1,128
Contingent consideration liability	$35	$-	$-	$35
Contingent success fee liability	$41	$-	$-	$41

December 31, 2017
Liabilities
Warrant liability	$1,648	$-	$-	$1,648
Contingent consideration liability	$42	$-	$-	$42
Contingent success fee liability	$39	$-	$-	$39

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2018, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability	Contingent Success Fee Liability
Balance at December 31, 2017	$1,648	$42	$39
Gain on revaluation of warrants issued in conjunction with 2015 financing	(520)	-	-
Gain on revaluation of fair value obligation	-	(17)	-
Reclassification from accrued liabilities	-	10	-
Loss on revaluation of fair value obligation	-	-	2
Balance at June 30, 2018	$1,128	$35	$41

Refer to Note 11 Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.	Inventories, net

Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$1,384	$1,562
Work in progress	202	-
Finished goods	796	1,463
	$2,382	$3,025

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

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are determined based on observable prices at which the Company separately sells its products or services. If a standalone selling price is not directly observable, the Company estimates the selling price based on market conditions and entity-specific factors including features and functionality of the product and/or services, the geography of the Company’s customers, type of the Company’s markets. Any discounts or other reductions to the transaction price are allocated proportionately to all performance obligations within the multiple-element arrangement.

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

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts (Ekso Care) but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenues consisted of the following:

	June 30,	December 31,
	2018	2017
Deferred extended maintenance and support	$2,366	$1,763
Deferred rental income	40	73
Customer deposits and advances	60	52
Deferred device revenues	45	31
Total deferred revenues	2,511	1,919
Less current portion	(1,310)	(1,103)
Deferred revenues, non-current	$1,201	$816

Deferred revenue activity consisted of the following:

Six months ended
June 30, 2018
Beginning balance	$1,919
Deferral of revenue	1,521
Recognition of deferred revenue	(929)
Ending balance	$2,511

At June 30, 2018, the Company’s deferred revenue, was $2,511. Excluding customer deposits, the Company expects to recognize approximately $552 of the deferred revenue in the remainder of 2018, $938 in 2019, and $961 thereafter.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

As of June 30, 2018, and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $3,547 and $2,760, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2018:

	Device and related			Engineering
	Medical	Industrial	Total	services	Total
Device revenue	$1,943	$546	$2,489	$-	$2,489
Service, support and rentals	394	-	394	-	394
Parts and other	62	11	73	-	73
Collaborative arrangements	-	-	-	11	11
	$2,399	$557	$2,956	$11	$2,967

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2018:

	Device and related			Engineering
	Medical	Industrial	Total	services	Total
Device revenue	$3,607	$933	$4,540	$-	$4,540
Service, support and rentals	781	-	781	-	781
Parts and other	133	21	154	-	154
Collaborative arrangements	-	-	-	11	11
	$4,521	$954	$5,475	$11	$5,486

7.	Intangible Assets

The following table reflects the amortization of the purchased intangible assets as of June 30, 2018:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(998)	$162
Customer relationships	70	(60)	10
Customer trade name	380	(327)	53
	$1,610	$(1,385)	$225

Estimated future amortization for the remainder of 2018 is $225.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Salaries, benefits and related expenses	$2,043	$2,850
Severance	381	-
Device maintenance	109	121
Device warranty	311	232
Clinical trials	212	136
Capital lease obligation	35	34
Other	71	130
Total	$3,162	$3,503

A reconciliation of the changes in the current portion of maintenance and warranty liabilities for the six-month period ended June 30, 2018 is as follows:

	Maintenance	Warranty	Total
Balance at December 31, 2017	$121	$232	$353
Additions for estimated future expense	-	213	176
Incurred costs	(12)	(134)	(109)
Balance at June 30, 2018	$109	$311	$420

9.	Long-Term Debt

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company is required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $141 has accreted as of June 30, 2018, to be paid in 2021 and is included as a component of note payable on the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the condensed consolidated balance sheets. At June 30, 2018, the fair value of the contingent success fee liability was $41.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $7,366 as of June 30, 2018, the most current determination, with the amount subject to change on a month-to-month basis. At June 30, 2018, with cash on hand of $13,890, the Company was compliant with this liquidity covenant and all other covenants.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 9.97% for the three months ended June 30, 2018 and 9.82% for the six months ended June 30, 2018. The final payment fee, initial fair value of the success fee and debt issuance costs was and will be accreted, amortized and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s long-term debt and final payment fee as of June 30, 2018:

Period	Amount
2018 - remainder	$1,167
2019	2,333
2020	2,333
2021	440
Total principal payments	6,273
Less accreted portion of final payment fee, net of issuance cost and success fee discounts	194
Long-term debt, net	$6,079

Current portion	2,333
Long-term portion	3,746
Long-term debt, net	$6,079

10.	Lease Obligations

In May 2017, the Company renewed its operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The new lease term will expire in May 2022.

In July 2017, the Company entered into an operating lease agreement for its European operations office in Hamburg, Germany. The initial Hamburg lease term will expire in July 2022, and the Company has an option to extend the lease for another five-year term. The Company has an unoccupied leased sales office in Freiburg, which has a lease term expiring in December 2020. In the second quarter of 2018, the Company recorded a $175 charge in sales and marketing expense in the condensed consolidated statement of operations and comprehensive loss relating to remaining obligation of the lease.

In August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease at inception was $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This capital lease is classified as a component of accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets.

The Company estimates future minimum payments as of June 30, 2018 to be the following:

Period	Capital Lease	Operating Leases
2018 – remainder	$15	$267
2019	37	544
2020	22	556
2021	-	569
2022	-	264
Total minimum payments	74	$2,200
Less interest	(4)
Present value minimum payments	70
Less current portion	(35)
Long-term portion	$35

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

Rent expense under the Company’s operating leases was $317 and $108 for the three months ended June 30, 2018 and 2017, respectively, and $460 and $209 for the six months ended June 30, 2018 and 2017, respectively.

11.	Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at June 30, 2018 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At June 30, 2018, 60,832 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Warrants

Warrant shares outstanding as of December 31, 2017 and June 30, 2018 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2017	Issued	Expired	June 30, 2018
Information Agent Warrants	$1.50	3	200	-	-	200
2015 Warrants	$3.74	5	1,604	-	-	1,604
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	-	-	426
PPO warrants	$14.00	5	1,078	-	-	1,078
Pre-2014 warrants	$9.66	9-10	88	-	-	88
			3,396	-	-	3,396

Information Agent Warrants

In September 2017, in connection with the Rights Offering in August 2017, the Company issued warrants to purchase 200 shares of the Company’s common stock with an exercise price of $1.50 per share to an information agent (the “Information Agent Warrants”). The Information Agent Warrants became exercisable immediately upon issuance. These warrants were recorded in stockholders’ equity on the Company’s condensed consolidated balance sheet.

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

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the 2015 warrants as of June 30, 2018:

Current share price	$1.79
Conversion price	$3.74
Risk-free interest rate	2.57%
Term (years)	2.5
Volatility of stock	95%

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

12.	Stock-based Compensation

In June 2018, the Company’s stockholders ratified an amendment to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was first approved by the stockholders in December 2017, to increase the number of shares available for grant by 4,400 shares.  As of June 30, 2018, the total shares authorized for grant under the 2014 Plan was 9,114, of which 5,093 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding at June 30, 2018, and activity during the six months then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2017	3,156	$4.96
Options granted	221	$1.83
Options exercised	-	$-
Options forfeited	(365)	$4.93
Options cancelled	(96)	$8.65
Balance as of June 30, 2018	2,916	$4.60	7.06	$430
Vested and expected to vest at June 30, 2018	2,916	$4.60	7.06	$430
Exercisable as of June 30, 2018	1,897	$5.78	5.98	$84

As of June 30, 2018, total unrecognized compensation cost related to unvested stock options was $1,541. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.39 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Dividend yield	—	—	—	—
Risk-free interest rate	2.85%	1.88%	2.70% - 2.97%	1.88% - 2.29%
Expected term (in years)	6-10	6	6 - 10	6 - 9
Volatility	89%	77%	89%	77%

Restricted Stock Units

Beginning in 2017, the Company issued restricted stock units (“RSUs”) to employees and non-employees as permitted by the 2014 Plan. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of grant.

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

RSU activity for the period ended June 30, 2018 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2018	617	$1.65
Granted	79	$1.78
Vested	(548)	$1.40
Forfeited	(70)	$2.85
Unvested at June 30, 2018	78	$2.40

As of June 30, 2018, $149 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 2.27 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales and marketing	$166	$158	$275	$178
Research and development	47	82	225	184
General and administrative	189	283	794	557
Restructuring charges	-	186	-	186
	$402	$709	$1,294	$1,105

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

During the six months ended June 30, 2018, the Company issued 221 shares of common stock to the eligible employees’ deferral accounts for the 401(k) Plan matching contribution for the year ended December 31, 2017.

13.	Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2018, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $936 as of June 30, 2018, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

15.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(7,978)	$(5,507)	$(15,877)	$(13,809)

Denominator:
Weighted-average number of shares, basic and diluted	60,621	25,515	60,386	23,717

Net loss per share, basic and diluted	$(0.13)	$(0.22)	$(0.26)	$(0.58)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	2,916	2,537	2,916	2,537
Restricted stock	78	-	78	-
Warrants for common stock	3,396	5,092	3,396	5,092
Total common stock equivalents	6,390	7,629	6,390	7,629

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

Segment reporting information is as follows:

	Device and Related			Engineering
	Medical	Industrial	Total	Services	Total
Three months ended June 30, 2018
Revenue	$2,399	$557	$2,956	$11	$2,967
Cost of revenue	1,486	500	1,986	14	2,000
Gross profit	$913	$57	$970	$(3)	$967

Three months ended June 30, 2017
Revenue	$1,502	$365	$1,867	$-	$1,867
Cost of revenue	1,185	286	1,471	-	1,471
Gross profit	$317	$79	$396	$-	$396

	Device and Related			Engineering
	Medical	Industrial	Total	Services	Total
Six months ended June 30, 2018
Revenue	$4,521	$954	$5,475	$11	$5,486
Cost of revenue	2,872	864	3,736	14	3,750
Gross profit	$1,649	$90	$1,739	$(3)	$1,736

Six months ended June 30, 2017
Revenue	$2,372	$903	$3,275	$28	$3,303
Cost of revenue	1,906	642	2,548	7	2,555
Gross profit	$466	$261	$727	$21	$748

Geographic information for revenue based on location of customers is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
United States	$1,777	$1,031	$3,131	$1,962
All Other	1,190	836	2,355	1,341
	$2,967	$1,867	$5,486	$3,303

Ekso Bionics Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

($ and share amounts in thousands, except per share amounts)

(Unaudited)

17.	Related Party Transactions

Under the Company’s Bylaws, the Board of Directors retains the right to fill vacancies without holding a stockholders meeting. On September 11, 2017, the Company sold 20,535 shares of our Common Stock to Puissance Cross-Border Opportunities II LLC (“Puissance Cross-Border”), an affiliate of Puissance Capital Management LP (“Puissance Capital”), in connection with a $34,000 rights offering (“Rights Offering”) to our existing stockholders and certain warrant holders as of the record date of August 10, 2017, immediately following which Puissance Cross-Border beneficially owned approximately 34.3% of our Common Stock. On September 19, 2017, Mr. Daniel Boren resigned from our Board of Directors, thus opening a vacancy on our Board of Directors. The members of our Nominating and Governance Committee consulted with the other members of our Board of Directors and approached Puissance Capital to discuss filling the vacancy, given Puissance Cross-Border’s large equity position at such time. As a result of such discussions, Puissance Capital recommended the consideration of Dr. Ted Wang, its founder, general partner and Chief Investment Officer, as a director candidate, and it was the consensus of the members of our Board of Directors that Dr. Wang be appointed to our Board of Directors to fill the vacancy left by Mr. Boren’s resignation. Dr. Wang resigned from his position on the Company’s Nominating and Corporate Governance Committee in April 2018.

Prior to Dr. Wang’s appointment to the Board, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity affiliated with Puissance Capital. Angel Pond assists the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partners and the development of strategic partnerships for the sale and manufacture of the Company’s products in that market. During the year ended December 31, 2017, the Company made aggregate payments of $2,150 to Angel Pond, representing consulting services for one year.  These fees are recognized ratably to expense over the one-year period. During the six months ended June 30, 2018, the Company made aggregate payments of $90 to Angel Pond in connection with consulting services provided by Angel Pond, which was expensed in the condensed consolidated statement of operations and comprehensive loss.

In March 2018, after the resignation of Messrs. Looby and Palefsky and Ms. Wendell, members of the Nominating and Governance Committee consulted the other members of the Company’s Board of Directors and approached Puissance Capital to discuss the vacancies created by such resignations. As a result of such discussions, Puissance Capital recommended the consideration of Charles Li, Ph.D., a senior analyst at Puissance Capital, as a director candidate. Following such recommendation, it was ultimately the consensus of the remaining directors that Dr. Li be elected to the Board of Directors to fill one of the vacancies left open by such resignations.

18.	Subsequent events

On August 7, 2018, Jack Peurach, the Company’s Chief Executive Officer, entered into an employment agreement with the Company (the “Employment Agreement”).

Pursuant to his Employment Agreement, Mr. Peurach’s annual base salary is $275, effective as of March 9, 2018 (the “Determination Date”), the date that he was appointed as the Company’s President and Chief Executive Officer, and is subject to increase as determined by the Board. Mr. Peurach is eligible to receive an annual bonus with a target bonus amount of 75% of his annual base salary, all or a portion of which may, at the discretion of the Board, be based on the achievement of certain operational, financial or other milestones established by the Board. In connection with entering into the Employment Agreement, the Company granted Mr. Peurach an option to purchase 750 shares of its common stock at the closing price of the Company’s common stock on Nasdaq Capital Market on the date the Compensation Committee approved the grant. The option will become exercisable over a 4-year period, with 1/4th of the shares becoming exercisable on March 9, 2019, the first anniversary of the Determination Date, and with 1/48th of the shares becoming exercisable at the end of each month thereafter.

Mr. Peurach will be entitled to receive perquisites and other fringe benefits that may be provided to, and will be eligible to participate in any other bonus or incentive program established by us, for the Company’s executives. Mr. Peurach and his dependents will also be entitled to participate in any of the Company’s employee benefit plans subject to the same terms and conditions applicable to other employees. Mr. Peurach will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred by him for the purpose of conducting the Company’s business, in accordance with Company policy.

In the event that Mr. Peurach is terminated by the Company without cause prior to the first anniversary of the Determination Date, he will receive continued payment of his base salary for 6 months as severance. If Mr. Peurach is terminated by the Company without cause on or after the first anniversary of the Determination Date, Mr. Peurach will receive continued payment of his base salary for 9 months as severance. The Company will also pay Mr. Peurach’s COBRA premiums equivalent to the employer contribution cost of his continued participation in the Company’s group health, dental, and vision insurance plan for the duration of the applicable severance period based on the service year in which he was terminated.

If there is a change of control during Mr. Peurach’s employment, and if he is terminated without cause within twelve months following that change of control, the Company will provide Mr. Peurach with (a) continued payment of base salary for 9 months; (b) the target bonus amount prorated for the 9 month severance period; (c) continuation of or reimbursement for coverage under the Company’s medical, dental, and vision plans; and (d) acceleration of all unvested equity.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this Quarterly Report under the heading “Part II – Item 1A. Risk Factors”, could cause our future results to differ materially from those expressed in the forward-looking information:

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

For able-bodied industrial workers, we introduced in 2017 a second commercial product for industrial applications, the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. It is lightweight and low profile, making it comfortable to wear in all conditions while enabling freedom of motion. The goal is for workplaces with the EksoVest to experience fewer on-site injuries while tasks are completed faster and with higher quality results, for workers to stay healthier and experience increased stamina, and for companies to gain greater productivity in factories and on construction sites. In 2018, we are focusing on increasing sales of the EksoVest and EksoZeroG by pursuing alternative channels such as rental agreements with construction equipment and heavy tool providers and working with automotive and related manufacturers to roll out our product(s) globally within their assembly operations. In addition, we believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

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

Clinical Update

Our strategy continues to be to expand clinical data associated with robotic exoskeleton use and, in particular, Ekso GT. To date, there have been 84 studies announced utilizing the Ekso GT, including 53 completed studies and 31 ongoing studies, encompassing a total of nearly 1,900 patients. This includes our first sponsored clinical trial, which is led by Professor Dylan Edwards, Ph.D., P.T., of The Burke Medical Research Institute. The study, entitled WISE (Walking Improvement for SCI with Exoskeletons), evaluates improvement in independent gait speeds of Spinal Cord Injury (“SCI”) patients undergoing rehabilitation with the Ekso GT and compares it to both conventional therapy and a control group. The U.S.-based, multi-center study is ongoing at five rehabilitation centers and seeks to enroll approximately 50 people with chronic incomplete SCI. The primary endpoint of the WISE study seeks to demonstrate that a 12-week robotic gait training regimen can lead to a clinically meaningful improvement in independent walking speed. Secondary endpoints from the trial are examining economic factors such as number of physical therapists and staff required during training, the physical burden on physical therapists assisting and supervising during training, and the influence of factors that may modify the gait recovery.

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

Today we have six direct salespersons, one direct sales representative for Germany and Switzerland and a distributor manager for 15 distributors in Europe, the Middle East, and Africa (“EMEA”), covering 25 markets, as well as a sales operations manager that supports the efforts of both regions. This sales team is supported by 10 physical therapists to provide customer demonstrations and training, and six sales operation and customer service personnel. Over the past several quarters the Company has endeavored to better understand its customer’s decision cycle for adopting the Company’s new technology, in order to optimize the pace of placements and adoption and has piloted acquisition programs through leasing and rent to own options. Given the track record of converting previous rentals to sales, we are confident that the lease and rental programs will facilitate expansion of the Company’s rehabilitation program, while also allowing us to reduce the timeline to place our Ekso GT units.

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

Results of Operations

The following table presents our results of operations for the three months ended June 30 (in thousands):

	Three months ended June 30,
	2018	2017	Change	% Change
Revenue:
Device and related	$2,956	$1,867	$1,089	58%
Engineering services	11	-	11	-%
Total revenue	2,967	1,867	1,100	59%

Cost of revenue:
Device and related	1,986	1,471	515	35%
Engineering services	14	-	14	-%
Total cost of revenue	2,000	1,471	529	36%

Gross profit	967	396	571	144%

Operating expenses:
Sales and marketing	3,933	3,270	663	20%
Research and development	1,389	2,632	(1,243)	-47%
General and administrative	2,827	2,475	352	14%
Restructuring	-	665	(665)	-100%
Change in fair value, contingent liabilities	3	(187)	190	-102%
Total operating expenses	8,152	8,855	(703)	-8%

Loss from operations	(7,185)	(8,459)	1,274	-15%

Other income (expense), net:
Interest expense	(160)	(198)	38	-19%
Gain (loss) on warrant liability	(213)	3,106	(3,319)	-107%
Other income (expense), net	(420)	44	(464)	-1,055%
Total other income (expense), net	(793)	2,952	(3,745)	-127%
Net loss	$(7,978)	$(5,507)	$(2,471)	45%

Revenue

Device and related revenue increased $1.1 million, or 58%, for the three months ended June 30, 2018, compared to the same period of 2017. This increase was made up of a $0.9 million increase in medical device revenue and $0.2 million increase in industrial device revenue, primarily due to a higher volume of device sales.

Gross Profit

Gross profit increased $0.5 million, or 144%, for the three months ended June 30, 2018, compared to the same period of 2017, primarily due to higher sales of medical devices.

Operating Expenses

Sales and marketing expenses increased $0.7 million, or 20%, for the three months ended June 30, 2018, compared to the same period of 2017 primarily due to a $0.2 million charge for remaining lease obligations related to a leased sales office in Germany that was abandoned in the second quarter of 2018 and an increase in clinical research activity.

Research and development expenses decreased $1.2 million, or 47%, for the three months ended June 30, 2018, compared to the same period of 2017, primarily due to lower employment costs as a result of the company-wide reduction in workforce in May 2017.

General and administrative expenses increased $0.4 million, or 14%, for the three months ended June 30, 2018, compared to the same period of 2017. This was primarily due to $0.2 million nonrecurring expense related to the settlement of an inventory purchase dispute with an industrial supplier, and $0.6 million of expense associated with business development related activities in China, which was paid in the third quarter of 2017. The increases were partially offset by lower employment costs as a result of the company-wide reduction in workforce in May 2017.

Restructuring expense of $0.7 million for the three months ended June 30, 2017 includes employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other severance related benefits. The was no comparable amount in the three months ended June 30, 2018.

Change in fair value, contingent liabilities for the three months ended June 30, 2018, included changes of fair value of the contingent liabilities related to Equipois sales earnouts and a success fee related to the outstanding debt with lender.

Other Income (Expense), Net

Loss on warrant liability of $0.2 million for the three months ended June 30, 2018 was associated with the revaluation of warrants issued in 2015, compared to a $3.1 million gain from the revaluation of warrants issued in 2015 and April 2017 for the three months ended June 30, 2017. The gains and losses on the revaluation of warrants were primarily driven by changes in our stock price.

Other income, net decreased $0.5 million or 1,055% for the three months ended June 30, 2018, compared to the same period of 2017, due to unrealized gains and losses on foreign currency revaluations of monetary assets and liabilities.

The following table presents our results of operations for the six months ended June 30 (in thousands):

	Six months ended June 30,
	2018	2017	Change	% Change
Revenue:
Device and related	$5,475	$3,275	$2,200	67%
Engineering services	11	28	(17)	-61%
Total revenue	5,486	3,303	2,183	66%

Cost of revenue:
Device and related	3,736	2,548	1,188	47%
Engineering services	14	7	7	100%
Total cost of revenue	3,750	2,555	1,195	47%

Gross profit	1,736	748	988	132%

Operating expenses:
Sales and marketing	7,786	6,337	1,449	23%
Research and development	3,197	5,505	(2,308)	-42%
General and administrative	6,564	5,016	1,548	31%
Restructuring	-	665	(665)	-100%
Change in fair value, contingent liabilities	(15)	(175)	160	-91%
Total operating expenses	17,532	17,348	184	1%

Loss from operations	(15,796)	(16,600)	804	-5%

Other income (expense), net:
Interest expense	(324)	(316)	(8)	3%
Gain (loss) on warrant liability	520	3,037	(2,517)	-83%
Other income (expense), net	(277)	70	(347)	-496%
Total other income (expense), net	(81)	2,791	(2,872)	-103%
Net loss	$(15,877)	$(13,809)	$(2,068)	15%

Revenue

Device and related revenue increased $2.2 million, or 67%, for the six months ended June 30, 2018, compared to the same period of 2017. This increase was made up of a $2.1 million increase in medical device revenue and $0.1 million increase in industrial device revenue, primarily due to a higher volume of device sales.

Gross Profit

Gross profit increased $1.0 million, or 132%, for the six months ended June 30, 2018, compared to the same period of 2017, primarily due to higher sales of medical devices.

Operating Expenses

Sales and marketing expenses increased $1.4 million, or 23%, for the six months ended June 30, 2018, compared to the same period of 2017. This was primarily due to an increase in clinical research activity, $0.4 million of severance costs related to the departure of the President of our Eksoworks business unit, our Chief Marketing officer and other marketing employees, and a $0.2 million charge for remaining lease obligations related to a leased sales office in Germany that was abandoned in the second quarter of 2018.

Research and development expenses decreased $2.3 million, or 42%, for the six months ended June 30, 2018, compared to the same period of 2017 primarily due to lower employment costs as a result of the company-wide reduction in workforce in May 2017, partially offset by $0.1 million in severance costs related to the departure of certain Eksoworks employees.

General and administrative expenses increased $1.5 million, or 31%, for the six months ended June 30, 2018, compared to the same period of 2017. This was primarily due to severance of $0.4 million and additional stock-based compensation expense of $0.4 million from the modification of equity awards related to the departure of the Chief Executive Officer, $0.2 million nonrecurring expense related to the settlement of an inventory purchase dispute with an EksoWorks supplier, and $1.1 million of expense associated with business development related activities in China, which was paid in the third quarter of 2017. The increases were partially offset by lower employment costs as a result of the company-wide reduction in workforce in May 2017.

Restructuring expense of $0.7 million for the six months ended June 30, 2017 includes employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other severance related benefits. The was no comparable amount in the three months ended June 30, 2018.

Change in fair value, contingent liabilities for the six months ended June 30, 2018, included changes of fair value of the contingent liabilities related to Equipois sales earnouts and a success fee related to the outstanding debt with our lender.

Other Income (Expense), Net

Gain on warrant liability of $0.5 million for the six months ended June 30, 2018 was associated with the revaluation of warrants issued in 2015, compared to a $3.0 million gain from the revaluation of warrants issued in 2015 and April 2017 for the six months ended June 30, 2017. The gains and losses on the revaluation of warrants were primarily driven by changes in our stock price.

Other income, net decreased $0.3 million or 496% for the six months ended June 30, 2018, compared to the same period of 2017, due to unrealized gains and losses on foreign currency revaluations of monetary assets and liabilities.

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

Cash and Working Capital

Cash on hand at June 30, 2018 was $13.9 million compared to $27.8 million at December 31, 2017. For the six months ended June 30, 2018, the Company used $12.8 million of cash in operations compared to $16.9 million for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had an accumulated deficit of $160.0 million.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has also recognized significant non-cash losses in previous periods associated with the revaluation of certain securities, which have contributed significantly to its accumulated deficit. In the six months ended June 30, 2018, the Company used $12.8 million of cash in its operations.

Cash on hand at June 30, 2018 was $13.9 million, compared to $27.8 million at December 31, 2017. As noted in Note 9 in the notes to our condensed consolidated financial statements under the caption Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of June 30, 2018, the most recent determination of this restriction, $7.4 million of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering cash restrictions, effective unrestricted cash as of June 30, 2018 is estimated to have been $6.5 million. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). The Company held no cash equivalents for any of the periods presented.

	Six months ended
	June 30,
	2018	2017
Net cash used in operating activities	$(12,804)	$(16,859)
Net cash used in investing activities	(31)	(248)
Net cash (used in) provided by financing activities	(994)	10,923
Effect of exchange rate changes on cash	(94)	39
Net decrease in cash	(13,923)	(6,145)
Cash at the beginning of the period	27,813	16,846
Cash at the end of the period	$13,890	$10,701

Net Cash Used in Operating Activities

Net cash used in operations decreased $4.1 million, or 24%, for the six months ended June 30, 2018, compared to the same period of 2017 primarily due to decreased employment costs as a result of the company-wide reduction in workforce in May 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.2 million for the six months ended June 30, 2018, compared to the same period of 2017 primarily due to the absence of capitalizable implementation cost associated with our new enterprise resource planning system which was implemented in October 2017.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $1.0 million for the six months ended June 30, 2018 was from the commencement of principal payments in the current quarter related to our term loan of $7.0 million.

Net cash generated by financing activities of $10.9 million for the six months ended June 30, 2017 was proceeds from the sale of common stock related to the equity financing in April 2017.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2018, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Term loan	$6,875	$2,705	$4,170	$-	$-
Facility operating lease	2,200	536	1,239	425	-
Purchase obligations	936	936	-	-	-
Capital lease	74	34	40	-	-
Total	$10,085	$4,211	$5,449	$425	$-

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.9 million as of June 30, 2018, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2018, a shareholder filed a derivative action in the United States District Court for the Northern District of California: Henson, Derivatively on Behalf of Ekso Bionics Holdings, Inc., v. Jack Peurach, Russ Angold, Maximilian F. Scheder-Bieschin, Marilyn Hamilton, Steven Sherman, Stanley Stern, Ted Wang, Thomas Looby, Howard Palefsky, and Amy Wendell (N.D. Cal.), Case No. 3:18-cv-03466-CRB (filed June 11, 2018). On July 26, 2018 and July 31, 2018, two shareholders filed separate derivative actions in California state court: Elmes, Derivatively on Behalf of Ekso Bionics Holdings, Inc., v. Jack Peurach, Maximilian Scheder-Bieschin, Steven Sherman, Marilyn Hamilton, Stanley Stern, Ted Wang, Thomas Looby, Howard Palefsky, Amy Wendell, Daniel Boren, and Does 1 through 25, Inclusive (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018); and Leung, Derivatively on Behalf of Ekso Bionics Holdings, Inc., v. Jack Peurach, Maximilian Scheder-Bieschin, Steven Sherman, Marilyn Hamilton, Stanley Stern, Ted Wang, Thomas Looby, Howard Palefsky, Amy Wendell, Daniel Boren, and Does 1 through 25, Inclusive (Contra Costa County, California), Case No. CIVMSC18-01554 (filed July 31, 2018). The actions allege that the individual defendants breached their fiduciary duties to the Company by allowing it to have a material weakness in its internal controls. The allegations appear to be based, almost entirely, on the allegations contained in two previously-filed securities class actions, Behket v. Ekso Bionics Holdings, Inc., Thomas Looby and Maximilian Scheder-Bieschin (N.D. Cal.), Case No. 3:18-cv-01726-CRB (filed Jan. 2, 2018; transferred to N.D. Cal. March 20, 2018); and Cheehy v. Ekso Bionics Holdings, Inc., Thomas Looby and Maximilian Scheder-Bieschin, (N.D. Cal.), Case no. 3:18-cv-00212-CRB (filed Jan. 10, 2018), both of which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 13, 2018. Similar to another previously-filed derivative action, Rouse, Derivatively on Behalf of Nominal Defendant Ekso Bionics Holdings, Inc., v. Steven Sherman, Thomas Looby, Marilyn Hamilton, Howard Palefsky, Jack Peurach, Stanley Stern, Theodore Wang, and Amy Wendell (N.D. Cal.), Case No. 3:18-cv-01348-CRB (filed March 1, 2018), which is described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (filed with the SEC on May 7, 2018), the Henson, Elmes, and Leung complaints allege state law claims for breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets. Additionally, the Henson complaint alleges a claim of insider selling and misappropriation of information against Russ Angold, one of the individual defendants. The Company’s management believes that the lawsuits are without merit, and the Company plans to defend against them.

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

Over the last seven months, we have experienced turnover in our senior management. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and research and development of our products.

Item 5. Other Information

See Note 18 to the Financial Statements included in this Quarterly Report on Form 10-Q under the section titled “Part I—Item 1—Notes to Condensed Consolidated Financial Statements (unaudited)”.

Item 6. Exhibits

Exhibit Number	Description
10.3*	Maximilian Scheder-Bieschin Transition Service Agreement dated May 7, 2018.

10.4	Greg Davault Separation Agreement and Full Release of All Claims (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;
•	unaudited condensed consolidated statements of operations and comprehensive loss;
•	unaudited condensed consolidated statement of cash flows;
•	notes to unaudited condensed consolidated financial statements;

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: August 7, 2018	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: August 7, 2018	By:	/s/ Maximilian Scheder-Bieschin
Maximilian Scheder-Bieschin
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

