Form 10-Q
period 2018-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2018-11-07
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-37854
____________________________________________________________________________________________
Ekso Bionics Holdings, Inc.

(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________

Nevada	99-0367049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1414 Harbour Way South, Suite 1201 Richmond, CA	94804
(Address of principal executive offices)	(Zip Code)

(510) 984-1761
(Registrant’s telephone number, including area code)
____________________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of October 31, 2018 was 62,642,256.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2018	December 31, 2017
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$12,995	$27,813
Accounts receivable, net of allowances of $59 and $212, respectively	2,988	2,760
Inventories, net	3,361	3,025
Prepaid expenses and other current assets	509	1,339
Total current assets	19,853	34,937
Property and equipment, net	2,170	2,249
Intangible assets, net	90	491
Goodwill	189	189
Other assets	121	122
Total assets	$22,423	$37,988
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,438	$2,420
Accrued liabilities	3,469	3,503
Deferred revenues, current	945	1,103
Note payable, current	2,333	2,139
Total current liabilities	10,185	9,165
Deferred revenues	1,535	816
Note payable, net	3,199	4,830
Warrant liability	1,810	1,648
Contingent liabilities	80	81
Other non-current liabilities	27	57
Total liabilities	16,836	16,597
Commitments and contingencies (Note 14)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 62,617 and 59,943, shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	63	60
Additional paid-in capital	172,721	165,825
Accumulated other comprehensive loss	(183)	(340)
Accumulated deficit	(167,014)	(144,154)
Total stockholders' equity	5,587	21,391
Total liabilities and stockholders' equity	$22,423	$37,988

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Device and related	$2,533	$1,587	$8,008	$4,862
Engineering services	17	10	28	38
Total revenue	2,550	1,597	8,036	4,900

Cost of revenue:
Device and related	1,445	1,045	5,182	3,593
Engineering services	22	8	35	15
Total cost of revenue	1,467	1,053	5,217	3,608

Gross profit	1,083	544	2,819	1,292

Operating expenses:
Sales and marketing	3,106	3,226	10,892	9,563
Research and development	1,282	1,986	4,479	7,491
General and administrative	2,785	2,414	9,350	7,430
Restructuring	—	—	—	665
Change in fair value, contingent consideration	4	(16)	(11)	(191)
Total operating expenses	7,177	7,610	24,710	24,958

Loss from operations	(6,094)	(7,066)	(21,891)	(23,666)

Other income (expense), net:
Interest expense	(145)	(165)	(469)	(482)
Gain (loss) on warrant liabilities	(681)	1,814	(162)	4,851
Loss on repurchase of warrants	—	(1,067)	—	(1,067)
Other income (expense), net	(63)	149	(338)	220
Total other income (expense), net	(889)	731	(969)	3,522

Net loss	$(6,983)	$(6,335)	$(22,860)	$(20,144)
Foreign currency translation adjustments	44	(122)	157	(356)
Comprehensive loss	$(6,939)	$(6,457)	$(22,703)	$(20,500)

Basic and diluted net loss per share	$(0.11)	$(0.18)	$(0.38)	$(0.73)

Weighted average number of shares of common stock outstanding, basic and diluted	61,381	34,720	60,721	27,425

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(22,860)	$(20,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,174	1,314
Inventory allowance expense	161	—
Provision for doubtful accounts	(119)	100
Loss on disposal of property and equipment	126	—
Loss (gain) on change in fair value of warrant liabilities	162	(4,851)
Stock-based compensation expense	2,232	1,755
Accretion of final payment fee of debt	64	72
Amortization of debt discounts	55	63
Gain on change in fair value of contingent liabilities	(13)	(72)
Common stock contribution to 401(k) plan	156	—
Loss on repurchase of warrants	—	1,067
Unrealized loss (gain) on foreign currency transactions	291	(425)
Changes in operating assets and liabilities:
Accounts receivable	(109)	(488)
Inventories	(1,254)	(1,239)
Prepaid expense and other assets	831	(1,618)
Deferred costs of revenue	—	(86)
Accounts payable	1,058	(750)
Accrued liabilities	477	(577)
Deferred revenues	557	297
Net cash used in operating activities	(17,011)	(25,582)

Investing activities:
Acquisition of property and equipment	(51)	(353)
Net cash used in investing activities	(51)	(353)

Financing activities:
Proceeds from issuance of common stock and warrants, net	3,961	42,463
Principal payments on note payable	(1,585)	(46)
Proceeds from exercise of stock options	1	42
Net cash provided by financing activities	2,377	42,459
Effect of exchange rate changes on cash	(133)	69
Net increase (decrease) in cash	(14,818)	16,593
Cash at beginning of period	27,813	16,846
Cash at end of period	$12,995	$33,439
Supplemental disclosure of cash flow activities
Cash paid for interest	$350	$309
Cash paid for income taxes	$—	$2

Supplemental disclosure of non-cash activities
Transfer of inventory to equipment	$757	$417
Share issuance for common stock contribution to 401(k) plan	$508	$—
Share issuance for employee bonuses	$230	$—
Equipois sales earn-out	$28	$47
Equipois supply earn-out	$—	$189
Cumulative retrospective adjustment to retained earnings for ASU 2016-09 adoption	$—	$171
Repurchase of warrants and share issuance	$—	$2,245
April 2017 warrant issuance	$—	$3,301

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1.    Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops and sells exoskeleton technology to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. The Company has sold or leased devices that (a) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate and to walk again and (b) allow industrial workers to perform heavy duty work for extended periods. Founded in 2005, the Company is headquartered in the Bay Area and is listed on the Nasdaq Capital Market under the symbol “EKSO”.

Liquidity and Going Concern

As of September 30, 2018, the Company had an accumulated deficit of $167,014.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2018, the Company used $17,011 of cash in its operations.

Cash on hand at September 30, 2018 was $12,995, compared to $27,813 at December 31, 2017. As noted in Note 9, Long-Term Debt, borrowings under the Company’s long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of September 30, 2018, the most recent determination of this restriction, $6,380 of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering cash restrictions, effective unrestricted cash as of September 30, 2018 is estimated to be $6,615. Based on the current forecast, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2019. The Company will require significant additional financing. The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for rehabilitation, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

13, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: revenue recognition, deferred revenue and the deferral of the associated costs, future warranty costs, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, the valuation of employee stock options and warrants, and contingencies. Actual results could differ from those estimates.

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

Nature of Products and Services

The Company’s medical device segment revenue is primarily generated through the sale and lease of the Ekso GT and associated software (SmartAssist, VariableAssist), and sale of accessories, and support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the Ekso GT, software, and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognize revenue over the term of the agreement. Revenue from medical device leases is recognized over the lease term, typically over 12 months.

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

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of September 30, 2018 and December 31, 2017.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of September 30, 2018, the Company had no customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable compared with one customer as of December 31, 2017 (10%).

In the three months ended September 30, 2018, the Company had no customers with sales of 10% or more of the Company’s total revenue, compared with one customer in the three months ended September 30, 2017 (16%).

In the nine months ended September 30, 2018 and 2017, the Company had no customers with sales comprising 10% or more of the Company's total customer sales.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842) and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) to supersede existing guidance on accounting for leases in ASC 840, Leases (ASC 840). Topic 842 requires the Company to recognize on its balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing the lessee's right to use, or control the use of a specified asset for the lease term for any operating lease with a term greater than one year. This standard is effective for annual and interim reporting periods beginning after December 15, 2018. The Company will adopt the new standard effective January 1, 2019 using the modified retrospective approach, under which the Company will initially apply the new leases standard at the beginning of the earliest period presented in the financial statements

The Company is still in the process of quantifying the impact at this time, but anticipates that this standard will impact its condensed consolidated balance sheets with material increases in current and non-current assets and current and non-current lease liabilities associated with our property leases representing our office locations. The Company does not anticipate a material impact on its condensed consolidated statements of operations, as the majority of its leases will remain operating leases for which the right-of-use assets amortization will be similar to previously required straight-line expense treatment for operating leases. The adoption of Topic 842 will not have a material impact on the financial covenants set forth in the Company's long-term debt agreement.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities are required to record an impairment charge based on the excess of the carrying amount over its fair value. This update will be effective for

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

the Company beginning January 1, 2020 and early adoption is permitted. The Company does not expect the impact of adopting ASU 2017-04 to be material on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The Update expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value. Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.  The improvement is effective for the Company in the first quarter of 2019. The Company is currently evaluating the impact that the adoption of the amendments in this update will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements on fair value measurements in Topic 820 by removing the requirement to disclose the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The standard expands the disclosure requirements for Level 3 fair value measurement, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendments in this Update will be effective for all the Company in the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the amendments in this update will have on its consolidated financial statements and related disclosures.

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

3.    Accumulated Other Comprehensive Loss

The following table sets forth the changes to accumulated comprehensive loss, net of tax, by component for the nine months ended September 30, 2018:

Foreign Currency Translation
Balance at December 31, 2017	$(340)
Other comprehensive gain before reclassification	157
Balance at September 30, 2018	$(183)

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2018
Liabilities
Warrant liabilities	$1,810	$—	$—	$1,810
Contingent consideration liability	$47	$—	$—	$47
Contingent success fee liability	$33	$—	$—	$33

December 31, 2017
Liabilities
Warrant liability	$1,648	$—	$—	$1,648
Contingent consideration liability	$42	$—	$—	$42
Contingent success fee liability	$39	$—	$—	$39

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended September 30, 2018, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability	Contingent Success Fee Liability
Balance at December 31, 2017	$1,648	$42	$39
Loss on revaluation of warrants issued in conjunction with 2015 financing	162	—	—
Gain on revaluation of liability	—	(5)	(6)
Reclassification from accrued liabilities	—	10	—
Balance at September 30, 2018	$1,810	$47	$33

Refer to Note 11 Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories, net

Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$2,144	$1,737
Work in progress	254	—
Finished goods	1,299	1,463
	3,697	3,200
Less: inventory reserve	(336)	(175)
Inventories, net	$3,361	$3,025

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers and receipt of payment. For the sale of its products, the Company generally recognizes revenue at a point in time through the ship-and-bill performance obligations. For the lease of its products, the Company generally recognizes revenue over the lease term commencing upon the completion of customer training. For service agreements, the Company generally invoices customers at the beginning of the coverage period and record revenue related to the billed amounts over time, equivalent to the coverage period of the maintenance and support contract.

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts (Ekso Care) but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenues consisted of the following:

	September 30, 2018	December 31, 2017
Deferred extended maintenance and support	$2,358	$1,763
Deferred rental income	32	73
Customer deposits and advances	56	52
Deferred device revenues	34	31
Total deferred revenues	2,480	1,919
Less current portion	(945)	(1,103)
Deferred revenues, non-current	$1,535	$816

Deferred revenue activity consisted of the following:

Nine months ended September 30, 2018
Beginning balance	$1,919
Deferral of revenue	1,828
Recognition of deferred revenue	(1,267)
Ending balance	$2,480

At September 30, 2018, the Company’s deferred revenue, was $2,480. Excluding customer deposits, the Company expects to recognize approximately $311 of the deferred revenue in the remainder of 2018, $744 in 2019, and $1,369 thereafter.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

As of September 30, 2018, and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $2,988 and $2,760, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2018:

	Device and related			Engineering
	Medical	Industrial	Total	services	Total
Device revenue	$1,084	$736	$1,820	$—	$1,820
Service, support and rentals	644	9	653	—	653
Parts and other	16	44	60	—	60
Collaborative arrangements	—	—	—	17	17
	$1,744	$789	$2,533	$17	$2,550

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2018:

	Device and related			Engineering
	Medical	Industrial	Total	services	Total
Device revenue	$4,691	$1,669	$6,360	$—	$6,360
Service, support and rentals	1,425	9	1,434	—	1,434
Parts and other	150	64	214	—	214
Collaborative arrangements	—	—	—	28	28
	$6,266	$1,742	$8,008	$28	$8,036

7.    Intangible Assets

The following table reflects the amortization of the purchased intangible assets as of September 30, 2018:

	Cost	Accumulated Amortization	Net
Developed technology	$1,160	$(1,095)	$65
Customer relationships	70	(66)	4
Customer trade name	380	(359)	21
	$1,610	$(1,520)	$90

Estimated future amortization for the remainder of 2018 is $90.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

8.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Salaries, benefits and related expenses	$2,275	$2,850
Severance	488	—
Device warranty	300	232
Clinical trials	214	136
Device maintenance	78	121
Capital lease obligation	35	34
Other	79	130
Total	$3,469	$3,503

A reconciliation of the changes in the current portion of device maintenance and warranty liabilities for the nine-month period ended September 30, 2018 is as follows:

	Maintenance	Warranty	Total
Balance at December 31, 2017	$121	$232	$353
Additions for estimated future expense	—	312	312
Incurred costs	(43)	(244)	(287)
Balance at September 30, 2018	$78	$300	$378

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company is required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $161 has accreted as of September 30, 2018, to be paid in 2021 and is included as a component of note payable on the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the condensed consolidated balance sheets. At September 30, 2018, the fair value of the contingent success fee liability was $33.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $6,380 as of September 30, 2018, the most current determination, with the amount subject to change on a month-to-month basis. At September 30, 2018, with cash on hand of $12,995, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 10.11% for the three months ended September 30, 2018 and 9.92% for the nine months ended September 30, 2018. The final payment fee, initial fair value of the success fee and debt issuance costs was and will be accreted, amortized and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s long-term debt and final payment fee as of September 30, 2018:

Period	Amount
2018 - remainder	$583
2019	2,333
2020	2,333
2021	440
Total principal payments	5,689
Less accreted portion of final payment fee, net of issuance cost and success fee discounts	157
Long-term debt, net	$5,532

Current portion	2,333
Long-term portion	3,199
Long-term debt, net	$5,532

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company estimates future minimum payments as of September 30, 2018 to be the following:

Period	Capital Lease	Operating Leases
2018 - remainder	$6	$134
2019	37	543
2020	22	555
2021	—	568
2022	—	263
Total minimum payments	65	$2,063
Less interest	(3)
Present value minimum payments	62
Less current portion	(35)
Long-term portion	$27

Rent expense under the Company’s operating leases was $130 and $138 for the three months ended September 30, 2018 and 2017, respectively, and $589 and $347 for the nine months ended September 30, 2018 and 2017, respectively.

11.    Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at September 30, 2018 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At September 30, 2018, 62,617 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Common Stock

On August 21, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement ("ATM Agreement") with Cantor Fitzgerald & Co. (the “Agent”) under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent, by methods deemed to be an “at the market offering.” Shares having an aggregate offering price of up to $25,000 may be offered pursuant to a prospectus dated August 21, 2018 (the “ATM Prospectus”) under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (Registration No. 333-218517). For the three and nine months ended September 30, 2018, the Company sold 1,747 shares of common stock under the ATM Agreement at an average price of $2.48 per share, for aggregate proceeds of $3,961, net of commission and issuance costs, to the Company. As of September 30, 2018, approximately $20,664 aggregate offering price of the Company's common stock remained available for issuance pursuant to the ATM Prospectus.

Warrants

Warrant shares outstanding as of December 31, 2017 and September 30, 2018 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2017	Issued	Expired	September 30, 2018
Information Agent Warrants	$1.50	3	200	—	—	200
2015 Warrants	$3.74	5	1,604	—	—	1,604
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	—	—	426
PPO warrants	$14.00	5	1,078	—	—	1,078
Pre-2014 warrants	$9.66	9-10	88	—	—	88
			3,396	—	—	3,396

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

2015 Warrants

In December 2015, the Company issued warrants to purchase 2,122 shares with an exercise price of $3.74 per share (the “2015 Warrants”). The 2015 Warrants contain a put-option provision. Under this provision, while the 2015 Warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity will, at the option of each warrant holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, the 2015 Warrants are classified as a liability and are marked to market at each reporting date. During the years ended December 31, 2016 and 2017, 488 shares and 30 shares, respectively, of the 2015 warrants, were exercised.

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the 2015 warrants as of September 30, 2018:

Current share price	$2.34
Conversion price	$3.74
Risk-free interest rate	2.83%
Term (years)	2.25
Volatility of stock	105.5%

12.    Stock-based Compensation

In June 2018, the Company’s stockholders ratified an amendment to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was first approved by the stockholders in December 2017, to increase the number of shares available for grant by 4,400 shares.  As of September 30, 2018, the total shares authorized for grant under the 2014 Plan was 9,114, of which 1,837 were available for future grants.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2018, and activity during the nine months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	3,156	$4.96
Options granted	3,295	$1.90
Options exercised	(1)	1.13
Options forfeited	(427)	$4.68
Options cancelled	(135)	$8.07
Balance as of September 30, 2018	5,888	$3.20	8.36	$2,358
Vested and expected to vest at September 30, 2018	5,888	$3.20	8.36	$2,358
Exercisable as of September 30, 2018	2,065	$5.45	5.98	$308

As of September 30, 2018, total unrecognized compensation cost related to unvested stock options was $5,569. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 3.3 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend yield	—	—	—	—
Risk-free interest rate	2.75%-2.99%	1.83%-1.94%	2.70% - 2.99%	1.83%-2.29%
Expected term (in years)	5-6	5-6	5-10	5-9
Volatility	106%	87%	104%	82%

Restricted Stock Units

Beginning in 2017, the Company issued restricted stock units (“RSUs”) to employees and non-employee service providers as permitted by the 2014 Plan. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the period ended September 30, 2018 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2017	617	$1.65
Granted	354	$1.78
Vested	(584)	$1.45
Forfeited	(94)	$2.78
Unvested at September 30, 2018	293	$1.82

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

As of September 30, 2018, $475 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 3.68 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and marketing	$171	$187	$446	$365
Research and development	87	103	312	287
General and administrative	680	360	1,474	917
Restructuring charges	—	—	—	186
	$938	$650	$2,232	$1,755

401(k) Plan Share Match

In August 2017, the Company’s Board of Directors approved a match benefit to the Ekso Bionics 401(k) plan (the “401(k) Plan”) in the form of shares of the Company’s common stock. The Company made a matching contribution to the 401(k) Plan in an amount equal to 100% of each eligible employee’s elected deferral (up to the statutory limit) for the year ending December 31, 2017 and will make a matching contribution equal to 50% of each employee’s elected deferral for each year thereafter.

During the nine months ended September 30, 2018, the Company issued 221 shares of common stock to the eligible employees’ deferral accounts for the 401(k) Plan matching contribution for the year ended December 31, 2017.

13.    Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2018, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $2,033 as of September 30, 2018, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

15.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(6,983)	$(6,335)	$(22,860)	$(20,144)
Denominator:
Weighted-average number of shares, basic and diluted	61,381	34,720	60,721	27,425

Net loss per share, basic and diluted	$(0.11)	$(0.18)	$(0.38)	$(0.73)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	5,888	2,972	5,888	2,972
Restricted stock	293	609	293	609
Warrants for common stock	3,396	3,426	3,396	3,426
Total common stock equivalents	9,577	7,007	9,577	7,007

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	Device and Related			Engineering
	Medical	Industrial	Total	Services	Total
Three months ended September 30, 2018
Revenue	$1,744	$789	$2,533	$17	$2,550
Cost of revenue	827	618	1,445	22	1,467
Gross profit	$917	$171	$1,088	$(5)	$1,083

Three months ended September 30, 2017
Revenue	$1,320	$267	$1,587	$10	$1,597
Cost of revenue	880	165	1,045	8	1,053
Gross profit	$440	$102	$542	$18	$544

	Device and Related			Engineering
	Medical	Industrial	Total	Services	Total
Nine months ended September 30, 2018
Revenue	$6,266	$1,742	$8,008	$28	$8,036
Cost of revenue	3,699	1,483	5,182	35	5,217
Gross profit	$2,567	$259	$2,826	$(7)	$2,819

Nine months ended September 30, 2017
Revenue	$3,692	$1,170	$4,862	$38	$4,900
Cost of revenue	2,786	807	3,593	15	3,608
Gross profit	$906	$363	$1,269	$23	$1,292

Geographic information for revenue based on location of customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$1,845	$1,130	$4,976	$3,092
All Other	705	467	3,060	1,808
	$2,550	$1,597	$8,036	$4,900

17.    Related Party Transactions

One of the Company’s directors, Dr. Ted Wang, is the founder, general partner and Chief Investment Officer of Puissance Capital Management LP (“Puissance Capital”), which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of the Company’s significant stockholders. Prior to Dr. Wang’s appointment to the Board in September 2017, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity affiliated with Puissance Capital. Angel Pond assists the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partners and the development of strategic partnerships for the sale and manufacture of the Company’s products in that market. During the year ended December 31, 2017, the Company made aggregate payments of $2,150 to Angel Pond, representing consulting services for one year.  These fees were recognized ratably to expense over the one-year period, resulting $1,075 expense charged to general and administrative expense for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company made additional aggregate payments of $90 to Angel Pond in connection with consulting services provided by Angel Pond, which were expensed in the condensed consolidated statement of operations and comprehensive loss.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated and supplemented in this Quarterly Report under the heading “Part II – Item 1A. Risk Factors”, could cause our future results to differ materially from those expressed in the forward-looking information:

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

•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;

•	our ability to achieve broad customer adoption of our products and services;

•	our ability to complete clinical trials on a timely basis and that completed clinical trials will be sufficient to support commercialization of our products;

•	existing or increased competition;

•	rapid changes in technological solutions available to our markets;

•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;

•	our ability to obtain or maintain patent protection for the Company’s intellectual property;

•	the scope, validity and enforceability of our and third-party intellectual property rights;

•	significant government regulation of medical devices and the healthcare industry;

•	our customers’ ability to get third-party reimbursement for our products and services associated with them;

•	our failure to implement our business plan or strategies;

•	our ability to retain or attract key employees;

•	stock volatility or illiquidity;

•	our ability to maintain adequate internal controls over financial reporting; and

•	overall economic and market conditions.

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

Clinical Update

Our strategy continues to be to expand clinical data associated with robotic exoskeleton use and, in particular, Ekso GT. To date, there have been 90 studies announced utilizing the Ekso GT, including 54 completed studies and 36 ongoing studies, encompassing a total of over 2,000 patients. This includes our sponsored clinical trial entitled WISE (Walking Improvement for SCI with Exoskeletons) which evaluates improvement in independent gait speeds of Spinal Cord Injury (“SCI”) patients undergoing rehabilitation with the Ekso GT and compares it to both conventional therapy and a control group. The U.S.-based, multi-center study is ongoing at five rehabilitation centers and seeks to enroll approximately 50 people with chronic incomplete SCI. The primary endpoint of the WISE study seeks to demonstrate that a 12-week robotic gait training regimen can lead to a clinically meaningful improvement in independent walking speed. Secondary endpoints from the trial are examining economic factors such as number of physical therapists and staff required during training, the physical burden on physical therapists assisting and supervising during training, and the influence of factors that may modify the gait recovery.

We also continue to work with investigators who have independently initiated large clinical trials to study the use of the Ekso GT, including: a randomized controlled trial of 162 acute and chronic stroke patients (conducted in Italy);  a Kessler Foundation study that is enrolling acute stroke patients in a grant-funded randomized, controlled trial with the goal of demonstrating the benefits of early intervention with gait therapy using the Ekso GT; a registry headed up by the Rehabilitation Institute of Chicago focusing on the clinical efficacy of the Ekso GT in both SCI and stroke survivors; and a study being conducted by the Moritz Klink entitled The MOST Study (mobility improved after stroke when a robotic device was used in comparison to physical therapy) investigating the impact of gait training with the Ekso GT on functional independence of 60 patients with impaired gait as a consequence of stroke when compared to conventional physiotherapy alone.

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

Today we have six direct salespersons in the U.S., one salesperson for the Asia Pacific region, and one direct sales representative for Germany and Switzerland. Additionally, we have a distributor manager for 15 distributors in Europe, the Middle East, and Africa ("EMEA"), covering 25 markets, as well as a sales operations manager that supports the efforts of both the U.S. and the EMEA teams. This sales team is supported by 10 physical therapists to provide customer demonstrations and training, and six sales operation and customer service personnel. Over the past several quarters the Company has endeavored to better understand its customer’s decision cycle for adopting the Company’s new technology, in order to optimize the pace of placements and adoption and has piloted acquisition programs through leasing and rent to own options. Given the track record of converting previous rentals to sales, we are confident that the lease and rental programs will facilitate expansion of the Company’s rehabilitation program, while also allowing us to reduce the timeline to place our Ekso GT units.

Recently we launched our Centers of Excellence program in both the U.S. and Europe, a unique peer-to-peer program through which some of our key customers and thought leaders share their knowledge and experience with potential and new customers. The program spans the operational areas of clinical, sales and marketing to bring together the user experience and share it with new customers to facilitate adoption and utilization. These Centers of Excellence will work with our integrated sales and marketing teams and will be available to prospective customers/partners to discuss the clinical, business and financial merits of using the Ekso GT as a tool in rehabilitation. These Centers of Excellence complement the more than 225 hospitals and clinics that already have incorporated over 300 Ekso GT units in their rehabilitation programs.

We have been granted a two-year renewal for our 35 Continuing Competence Units, through the Federation of State Board of Physical Therapy (FSBPT), for physical therapists that successfully complete the Ekso GT training program. The FSBPT recognized the comprehensive overview of gait analysis, robotic technology integration into gait training, and interactive learning through guided instruction during our training program.

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

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the FDA, which administers the Federal Food, Drug, and Cosmetic Act. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842) and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) to supersede existing guidance on accounting for leases in ASC 840, Leases (ASC 840). Topic 842 requires us to recognize on our balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing the lessee's right to use, or control the use of a specified asset for the lease term for any operating lease with a term greater than one year. This standard is effective for annual and interim reporting periods beginning after December 15, 2018. We will adopt the new standard effective January 1, 2019 using the modified retrospective approach, under which we will initially apply the new leases standard at the beginning of the earliest period presented in our financial statements.

We are still in the process of quantifying the impact at this time, but anticipate this standard will impact our condensed consolidated balance sheets with material increases in current and non-current assets and current and non-current lease liabilities associated with our property leases representing our office locations. We do not anticipate a material impact on our condensed consolidated statements of operations, as the majority of our leases will remain operating leases for which the right-of-use assets amortization will be similar to previously required straight-line expense treatment for operating leases. The adoption of Topic 842 will not have a material impact on the financial covenants set forth in our long-term debt agreement.

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

Results of Operations

The following table presents our results of operations for the three months ended September 30 (in thousands):

	Three months ended September 30,
	2018	2017	Change	% Change
Revenue:
Device and related	$2,533	$1,587	$946	60%
Engineering services	17	10	7	70%
Total revenue	2,550	1,597	953	60%
Cost of revenue:
Device and related	1,445	1,045	400	38%
Engineering services	22	8	14	175%
Total cost of revenue	1,467	1,053	414	39%
Gross profit	1,083	544	539	99%
Operating expenses:
Sales and marketing	3,106	3,226	(120)	(4)%
Research and development	1,282	1,986	(704)	(35)%
General and administrative	2,785	2,414	371	15%
Change in fair value, contingent liabilities	4	(16)	20	(125)%
Total operating expenses	7,177	7,610	(433)	(6)%
Loss from operations	(6,094)	(7,066)	972	(14)%
Other income (expense), net:
Interest expense	(145)	(165)	20	(12)%
Gain (loss) on warrant liability	(681)	1,814	(2,495)	(138)%
Loss on repurchase of warrants	—	(1,067)	1,067	(100)%
Other income (expense), net	(63)	149	(212)	(142)%
Total other income (expense), net	(889)	731	(1,620)	(222)%
Net loss	$(6,983)	$(6,335)	$(648)	10%

Revenue

Device and related revenue increased $0.9 million, or 60%, for the three months ended September 30, 2018, compared to the same period of 2017. This increase was made up of a $0.4 million increase in medical device revenue and $0.5 million increase in industrial device revenue, primarily due to a higher volume of industrial device sales and medical device rentals.

Gross Profit

Gross profit increased $0.5 million, or 99%, for the three months ended September 30, 2018, compared to the same period of 2017, primarily due to higher average selling price of medical devices.

Operating Expenses

Sales and marketing expenses decreased $0.1 million, or 4%, for the three months ended September 30, 2018, compared to the same period of 2017, primarily due to a decrease in advertising and trade show activities.

Research and development expenses decreased $0.7 million, or 35%, for the three months ended September 30, 2018, compared to the same period of 2017, primarily due to lower employment costs from lower headcount in the EksoWorks business unit.

General and administrative expenses increased $0.4 million, or 15%, for the three months ended September 30, 2018, compared to the same period of 2017, was primarily due to $0.3 million severance expense and $0.4 million additional stock-based compensation expense from the modification of equity awards related to the departure of the Chief Financial Officer. These increases were partially offset by the decrease in expense associated with business development related activities in China, which was paid upfront in the third quarter of 2017 and fully expensed at the end of the second quarter of 2018.

Change in fair value, contingent liabilities for the three months ended September 30, 2018, included changes of fair value of the contingent liabilities related to Equipois sales earnouts and a success fee related to the outstanding debt with lender.

Other Income (Expense), Net

Loss on warrant liability of $0.7 million for the three months ended September 30, 2018 was associated with the revaluation of warrants issued in 2015, compared to a $1.8 million gain from the revaluation of warrants issued in 2015 and April 2017 for the three months ended September 30, 2017. The gains and losses on the revaluation of warrants were primarily driven by changes in our stock price.

Other income, net decreased $0.2 million or 142% for the three months ended September 30, 2018, compared to the same period of 2017, due to unrealized gains and losses on foreign currency revaluations of monetary assets and liabilities.

The following table presents our results of operations for the nine months ended September 30 (in thousands):

	Nine months ended September 30,
	2018	2017	Change	% Change
Revenue:
Device and related	$8,008	$4,862	$3,146	65%
Engineering services	28	38	(10)	(26)%
Total revenue	8,036	4,900	3,136	64%
Cost of revenue:
Device and related	5,182	3,593	1,589	44%
Engineering services	35	15	20	133%
Total cost of revenue	5,217	3,608	1,609	45%
Gross profit	2,819	1,292	1,527	118%
Operating expenses:
Sales and marketing	10,892	9,563	1,329	14%
Research and development	4,479	7,491	(3,012)	(40)%
General and administrative	9,350	7,430	1,920	26%
Restructuring	—	665	(665)	(100)%
Change in fair value, contingent liabilities	(11)	(191)	180	(94)%
Total operating expenses	24,710	24,958	(248)	(1)%
Loss from operations	(21,891)	(23,666)	1,775	(8)%
Other income (expense), net:
Interest expense	(469)	(482)	13	(3)%
Gain (loss) on warrant liability	(162)	4,851	(5,013)	(103)%
Loss on repurchase of warrants	—	(1,067)	1,067	(100)%
Other income (expense), net	(338)	220	(558)	(254)%
Total other income (expense), net	(969)	3,522	(4,491)	(128)%
Net loss	$(22,860)	$(20,144)	$(2,716)	13%

Revenue

Device and related revenue increased $3.1 million, or 65%, for the nine months ended September 30, 2018, compared to the same period of 2017. This increase was made up of a $2.5 million increase in medical device revenue and $0.6 million increase in industrial device revenue, primarily due to a higher volume of device sales and medical device rentals.

Gross Profit

Gross profit increased $1.5 million, or 118%, for the nine months ended September 30, 2018, compared to the same period of 2017, primarily due to higher volume and average selling price of medical devices.

Operating Expenses

Sales and marketing expenses increased $1.3 million, or 14%, for the nine months ended September 30, 2018, compared to the same period of 2017. This was primarily due to $0.4 million of severance costs related to the departure of the President of our EksoWorks business unit, our Chief Marketing officer and other marketing employees, a $0.3 million increase in clinical research activity, a $0.3 million increase in accrued bonus expense, and a $0.2 million charge for remaining lease obligations related to a leased sales office in Germany that was abandoned in the second quarter of 2018.

Research and development expenses decreased $3.0 million, or 40%, for the nine months ended September 30, 2018, compared to the same period of 2017, primarily due to lower employment costs as a result of the company-wide reduction in workforce in May 2017 and departure of certain EksoWorks employees in the first quarter of 2018.

General and administrative expenses increased $1.9 million, or 26%, for the nine months ended September 30, 2018, compared to the same period of 2017. This was primarily due to severance of $0.7 million and additional stock-based compensation expense of $0.7 million from the modification of equity awards related to the departure of the Chief Executive Officer and Chief Financial Officer, a $0.4 million increase in accrued bonus expense and a $0.5 million increase in expense associated with business development related activities in China, which was paid upfront in the third quarter of 2017. The increases were partially offset by lower employment costs as a result of the company-wide reduction in workforce in May 2017.

Restructuring expense of $0.7 million for the nine months ended September 30, 2017 includes employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other severance related benefits. There was no comparable amount in the nine months ended September 30, 2018.

Change in fair value, contingent liabilities for the nine months ended September 30, 2018, included changes of fair value of the contingent liabilities related to Equipois sales earnouts and a success fee related to the outstanding debt with our lender.

Other Income (Expense), Net

Loss on warrant liability of $0.2 million for the nine months ended September 30, 2018 was associated with the revaluation of warrants issued in 2015, compared to a $4.9 million gain from the revaluation of warrants issued in 2015 and April 2017 for the nine months ended September 30, 2017. The gains and losses on the revaluation of warrants were primarily driven by changes in our stock price.

Other income, net decreased $0.6 million or 254% for the nine months ended September 30, 2018, compared to the same period of 2017, due to unrealized gains and losses on foreign currency revaluations of monetary assets and liabilities.

Financial Condition, Liquidity and Capital Resource

Since the Company’s inception, it has devoted substantially all its efforts toward the development of exoskeletons for the medical and industrial markets, toward the commercialization of medical exoskeletons to rehabilitation centers and toward raising capital. Accordingly, the Company is in the early commercialization stage. The Company has financed its operations primarily through the issuance and sale of equity securities for cash consideration and convertible and promissory notes, as well as from government research grant awards and strategic collaboration payments.

Cash and Working Capital

Cash on hand at September 30, 2018 was $13.0 million compared to $27.8 million at December 31, 2017. For the nine months ended September 30, 2018, the Company used $17.0 million of cash in operations compared to $25.6 million for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had an accumulated deficit of $167.0 million.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2018, the Company used $17.0 million of cash in its operations.

Cash on hand at September 30, 2018 was $13.0 million, compared to $27.8 million at December 31, 2017. As noted in Note 9 in the notes to our condensed consolidated financial statements under the caption Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of September 30, 2018, the most recent determination of this restriction, $6.4 million of cash must remain as unrestricted, with such amounts to be re-computed at each month end period. After considering cash restrictions, effective unrestricted cash as of September 30, 2018 is estimated to be $6.6 million. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing, the Company believes it has sufficient resources to meet its financial obligations into the first quarter of 2019. The Company will require significant additional financing. The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for rehabilitation, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). The Company held no cash equivalents for any of the periods presented.

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(17,011)	$(25,582)
Net cash used in investing activities	(51)	(353)
Net cash provided by financing activities	2,377	42,459
Effect of exchange rate changes on cash	(133)	69
Net increase (decrease) in cash	(14,818)	16,593
Cash at the beginning of the period	27,813	16,846
Cash at the end of the period	$12,995	$33,439

Net Cash Used in Operating Activities

Net cash used in operations decreased $8.6 million, or 34%, for the nine months ended September 30, 2018, compared to the same period of 2017 primarily due to decreased employment costs as a result of the company-wide reduction in workforce in May 2017 and an increase in cash collections related to an increase in sales.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.3 million for the nine months ended September 30, 2018, compared to the same period of 2017 primarily due to the absence of capitalizable implementation cost associated with our new enterprise resource planning system which was implemented in October 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2018 was from the sale of common stock under our "at the market offering" program with Cantor, Fitzgerald & Co. as agent offset by aggregate principal payments of $1.6 million related to our $7.0 million term loan.

Net cash provided by financing activities of $42.5 million for the nine months ended September 30, 2017 was proceeds from the sale of common stock related to the equity financing in April 2017.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2018, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Term loan	$6,194	$2,669	$3,525	$—	$—
Facility operating lease	2,063	539	1,217	307	—
Purchase obligations	2,033	2,033	—	—	—
Capital lease	65	34	31	—
Total	$10,355	$5,275	$4,773	$307	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $2.0 million as of September 30, 2018, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

In addition, we conduct business in foreign countries and have subsidiaries based in Germany and Singapore. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 14, 2018, a shareholder filed a derivative action in California state court: Herby, Derivatively on Behalf of Ekso Bionics Holdings, Inc., v. Marilyn Hamilton, Jack Peurach, Steven Sherman, Stanley Stern, Ted Wang, Amy Wendell, Maximilian Scheder-Bieschin, Howard Palefsky, Thomas Looby, Russdon Angold, and Does 1 through 25, inclusive (Contra Costa County, California), Case No. CIVMSC18-01642 (filed August 14, 2018). The action alleges that the individual defendants breached their fiduciary duties to the Company by allowing it to have a material weakness in its internal controls. The allegations appear to be based, almost entirely, on the allegations contained in two previously-filed securities class actions, Bekhet v. Ekso Bionics Holdings, Inc. et al. (N.D. Cal.), Case No. 3:18-cv-01726-CRB (filed Jan. 2, 2018; transferred to N.D. Cal. March 20, 2018); and Cheehy v. Ekso Bionics Holdings, Inc. et al. (N.D. Cal.), Case no. 3:18-cv-00212-CRB (filed Jan. 10, 2018), both of which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 13, 2018. The Bekhet and Cheehy actions have been formally consolidated into a single action: Cheehy v. Ekso Bionics Holdings, Inc. et al. (N.D. Cal.), Case no. 3:18-cv-00212-CRB. Similar to previously-filed derivative actions, Rouse v. Sherman et al. (N.D. Cal.), Case No. Case No. 3:18-cv-01348-CRB (filed March 1, 2018), Henson v. Peurach et al. (N.D. Cal.), Case No. 3:18-cv-03466-CRB (filed June 11, 2018), Elmes v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018), Leung v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01554 (filed July 31, 2018), and  D’Arcy v. Looby et al. (Clark County, Nevada), Case No. a-18-768970-B (filed Feb. 5, 2018), which are described in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2018 and June 30, 2018 (filed with the SEC on May 7, 2018 and August 7, 2018, respectively), the Herby complaint alleges state law claims for breach of fiduciary duties, corporate waste, and unjust enrichment. In addition to those claims, the Henson complaint alleges a claim of insider selling and misappropriation of information against Russ Angold, one of the individual defendants. The Rouse and Henson actions have been formally consolidated into a single action: In re Ekso Bionics Holdings Corp. Derivative Litigation (N.D. Cal.), Case No. Case No. 3:18-cv-01348-CRB. Likewise, the Elmes, Leung, and Herby actions have been formally consolidated into a single action: In re Ekso Bionics Holdings, Inc. Derivative Litigation (Contra Costa County, California), Case No. CIVMSC18-01470. The Company’s management believes that the lawsuits are without merit, and the Company plans to defend against them.

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

This report contains certain statements relating to future events or the future financial performance of our Company. Readers are cautioned that such forward-looking statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

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
We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including our ability to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, convince health insurers and other third-party payers to cover and provide adequate payments for any products that are used for medical or therapeutic purposes, demonstrate that our products are reliable and supported by us in the field, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment, which, particularly in the case of the medical device industry, is becoming increasingly price sensitive.
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
Because competition in our industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.
Some of the patents and patent applications in the intellectual property portfolio are not within our complete control, which could reduce the value of such patents.
Some of our U.S. patents (which have associated international patents and applications) are co-owned by the Regents of the University of California Berkeley (“UC Berkeley”). UC Berkeley has licensed its rights under many of these patents to us, but we do not have a license to UC Berkeley’s rights under three of these patents.
UC Berkeley has licensed their U.S. rights in two of these three co-owned patents to an unrelated third-party.
The third patent is a continuation-in-part of a patent that UC Berkeley did license to us. Under the terms of the relevant license agreement between us and UC Berkeley, we have exclusive rights to any claims that are fully supported by the specification in the parent application. But, any claims that are not based on the specification in the parent application are co-owned by UC Berkeley and us, and UC Berkeley’s rights in respect of such claims are not exclusively licensed to us. There is no assurance that we will be able to obtain a license to UC Berkeley’s rights in any such claims on commercially reasonable terms or at all, and UC Berkeley may choose to license its rights to third parties instead of us.
In addition, in connection with our acquisition of certain assets from Equipois, we assumed the rights and obligations of Equipois with respect to certain patents and patent applications under an in-license of intellectual property from a third-party and subject to an out-license of that intellectual property to an unrelated third-party for use in a particular field. We do not have complete control over the prosecution of these patent applications. As well, the license of intellectual property rights under these patents to third parties could reduce the value of our patent portfolio and limit any income or license fees that we might receive if we were to attempt to transfer or license our rights under any of our co-owned or licensed patents.
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
We are a party to two exclusive license agreements and one amendment with UC Berkeley, covering ten patents exclusively licensed to us. In addition, in connection with our acquisition of certain assets from Equipois, we assumed the rights and obligations of Equipois with respect to certain patents and patent applications under an in-license of intellectual property from a third-party and subject to an out-license of that intellectual property to an unrelated third-party for use in a particular field. We may also need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our devices or any other devices we may identify and pursue. Our license agreements with UC Berkeley and the rights and obligations that we assumed in connection with the Equipois acquisition impose various development, diligence, commercialization, and other obligations on us, and we any future license agreements may impose similar or other obligations on us. For example, under our license agreements with UC Berkeley we are required to submit a commercialization plan with performance milestones and progress report to UC Berkeley, and must satisfy specified minimum annual royalty payment obligations. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If our license agreements with UC Berkeley is terminated, or if our agreements granting us intellectual property rights in connection with the Equipois acquisition or any future agreements granting us material intellectual property rights are terminated or impeded in a material way, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products that may be identical or functionally similar to our devices and we may be required to cease our development and commercialization of such devices. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
Moreover, disputes may arise between us and our counterparties regarding intellectual property subject to a licensing agreement, including:

·	the scope of rights granted under the license agreement and other interpretation-related issues;
·	the extent to which our devices, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
·	the sublicensing of patent and other rights under our collaborative research and development relationships;
·	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
·	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
·	the priority of invention of patented or patentable technology.
In addition, certain provisions in our license agreement with UC Berkeley may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected devices, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
Patent terms may be inadequate to protect our competitive position on our devices for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our devices are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new devices, patents protecting such devices might expire before or shortly after such devices are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we fail to obtain or maintain necessary regulatory clearances or approvals for our medical device products, or if clearances or approvals for future products or modifications to existing products are delayed or not issued, our commercial operations would be harmed.
Our Ekso GT product is a medical device that is subject to extensive regulation by the FDA, the European Union and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products. Our failure to comply with these complex laws and regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval (“PMA”) application from the FDA, unless an exemption applies. Both the PMA and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process may take anywhere from several months to over a year. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, PMA generally requires the performance of one or more clinical trials.
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

·
a medical device candidate may not be deemed to be substantially equivalent to a device lawfully marketed either as a grandfathered device or one that was cleared through the 510(k) premarket notification process;

·	a medical device candidate may not be deemed to be in conformance with applicable standards and regulations;
·	FDA or other regulatory officials may not find the data from pre-clinical studies and clinical trials or other product testing date to be sufficient;
·	other non-U.S. regulatory authorities may not approve our processes or facilities or those of any of our third-party manufacturers, thereby restricting export; or
·	the FDA or other non-U.S. regulatory authorities may change clearance or approval policies or adopt new regulations.
Even after regulatory clearance or approval has been granted, a cleared or approved product and its manufacturer are subject to extensive regulatory requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising and promotion for the product. If we fail to comply with the regulatory requirements of the FDA or other non-U.S. regulatory authorities, or if previously unknown problems with our products or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

·	restrictions on the products, manufacturers or manufacturing process;
·	adverse inspectional observations (Form 483), warning letters, non-warning letters incorporating inspectional observations;
·	civil or criminal penalties or fines;
·	injunctions;
·	product seizures, detentions or import bans;
·	voluntary or mandatory product recalls and publicity requirements;
·	suspension or withdrawal of regulatory clearances or approvals;
·	total or partial suspension of production;
·	imposition of restrictions on operations, including costly new manufacturing requirements;
·	refusal to clear or approve pending applications or premarket notifications; and
·	import and export restrictions.
If imposed on us, any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition.
Modifications to our Ekso GT and our future products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained
On April 4, 2016, we received clearance from the FDA to market our Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with spinal cord injuries at levels T4 to L5, and individuals with spinal cord injuries at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, we received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4/5 in only one arm. Our prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least 4/5 in both arms.
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
We are required to comply with the FDA’s Quality System Regulation (“QSR”) which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of our marketed products. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. Failure to comply with regulatory requirements such as QSR may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.
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
Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payers for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. These laws may constrain the business and financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. The principal U.S. federal laws implicated include, but are not limited to, those that prohibit, among other things, (i) filing, or causing to be filed, false or improper claims for federal payment, known as the false claims laws, (ii) payment, solicitation or receipt of unlawful inducements, directly or indirectly, for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Many states have similar laws that apply to reimbursement by state Medicaid and other government funded programs as well as in some cases to all payers. In addition, we may be subject to federal and state data privacy laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. We are subject to the risk that a person or government could allege we have engaged in fraud or other misconduct, even if none occurred. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, additional integrity oversight and reporting obligations, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.
Changes in law or regulation could make it more difficult and costly for us to manufacture, market and distribute our products or obtain or maintain regulatory approval of new or modified products.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. Elections could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, in 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted into law. The legislation seeks to reform the United States healthcare system. It is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the law will have a significant impact upon various aspects of our business operations. The ACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the ACA will result in lower reimbursements. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. The new U.S. Presidential administration and the majority party in both Houses of the U.S. Congress have indicated their desire to repeal the Affordable Care Act. It is unclear whether, when and how that repeal will be effectuated and what the effect on the healthcare sector will be. However, in December 2017, the Tax Cuts and Jobs Act was enacted and signed into law, one part of which repeals the “individual mandate” introduced by the ACA starting in 2019. The repeal of the “individual mandate” may have an adverse effect on ACA insurance markets and lead to further legislative changes. In addition, the new law imposes a 2.3 percent excise tax on medical devices that will apply to United States sales of our medical device product. Although a moratorium was placed on the medical device excise tax in 2016, 2017 and 2018, absent further legislative action, the medical device excise tax will apply to sales of our medical device product beginning on January 1, 2020. There have been other changes to the ACA since the enactment of the Tax Cuts and Jobs Act, and Congress could still consider additional legislation to repeal or replace all or certain elements of the ACA. In addition, other reform legislation has been passed subsequent to the enactment of the ACA, including measures that reduced reimbursement for certain providers and entities under federal health care programs. The outlook for the healthcare sector is unclear, and we are unable to predict the future course of federal or state healthcare legislation and regulations. Changes in the law or regulatory framework that reduce our revenues or increase our costs could also harm our business, financial condition and results of operations and cash flows.
If our medical products, or malfunction of our medical products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA’s medical device reporting (“MDR”) regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For example, we have been informed of a limited number of events with respect to our Ekso GT devices that have been determined to be reportable pursuant to the MDR regulations. In each case, the required MDR report was filed with the FDA.
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
Similarly, when an industrial exoskeleton is used by a healthy individual - for example to operate heavy machinery overhead - malfunction of the device at an inopportune moment could result in severe injury or death of the person using the device. Such occurrences could result in regulatory action on the part of OSHA or its foreign counterparts.
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

If third-party reimbursements to healthcare providers and related facilities for rehabilitation services become dependent on the use of our products, failure to both obtain and maintain adequate levels of third-party reimbursement for such services would have a material adverse effect on our business.
Healthcare providers and related facilities are generally reimbursed for their services through payment systems managed by various third-party payers, including governmental agencies worldwide, private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) utilized, available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. Reimbursement to healthcare providers and related facilities for rehabilitation services are not dependent on the use of our products. However, to the extent that the adoption of our product by our customers becomes dependent in the future on their ability to obtain adequate reimbursement for treatments provided using our product from third-party payers, the coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products and reimbursement rates could also affect the acceptance rates of new technologies.
We have no direct control over payer decision-making with respect to coverage and payment levels for our medical device products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations, and other such methods that shift medical cost risk to providers). Should the use of our products be a factor in reimbursements in the future, these considerations may potentially impact coverage and/or payment levels for our products.
In addition to the ACA, which is intended to reduce the cost of healthcare over time, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased in these markets due to continued consolidation among health care providers, trends toward managed care, the shift towards governments becoming the primary payers of health care expenses and laws and regulations relating to reimbursement and pricing generally. Should the use of our products be a factor in reimbursements in the future , reductions in reimbursement levels or coverage or other cost-containment measures could adversely affect customer demand or the price customers may be willing to pay for our products and could result in decreased revenue.
Clinical studies regarding our products may not provide sufficient data to either cause third-party payers to approve reimbursement or to make human exoskeletons a standard of care.
Our business plan relies on broad adoption of human exoskeletons to provide neuro-rehabilitation in the form of gait training to individuals who have suffered a neurological injury or disorder. Although use of human exoskeletons in neuro-rehabilitation is new, use of robotic devices to provide gait training has been going on for over a decade and the clinical studies relating to such devices have had both positive and negative outcomes. In the past, some in the rehabilitation community have questioned the use of robotic devices based on the data from some of these studies. Although we believe that human exoskeletons will outperform such robotic equipment, this has not been proven or broadly accepted by the rehabilitation community. Furthermore, it may prove impossible to prove an advantage in a timely manner, or at all, which could prevent broad adoption of our products.
Part of our business plan relies on broad adoption of our robotic exoskeleton to provide “early mobilization” of individuals who have been immobilized by an injury, disease, or other condition. Although the health benefits of other methods of “early mobilization” have been demonstrated in clinical studies in fields such as stroke, those studies did not test early mobilization with human exoskeletons directly. To date, our device has been the subject of several clinical trials, some of which have been partially sponsored by us, but most of which are non-Ekso-sponsored independent studies conducted by rehabilitation institutions. Data from these studies was provided to the FDA as part of our 510(k) application submissions. In addition, there are several ongoing independent studies to investigate additional indications for use for our device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device, and we are currently in the planning stage for several Company-led studies. Further, a Company-sponsored clinical trial, entitled WISE (Walking Improvement for SCI with Exoskeletons), is being conducted to evaluate improvement in independent gait speeds of SCI patients undergoing rehabilitation with the Ekso GT and to compare it to both conventional therapy and a control group.
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
Over the last several months, we have experienced turnover in our senior management. Most recently, Maximilian Scheder-Bieschin, our Chief Financial Officer, retired as the Chief Financial Officer of the Company as of August 1, 2018 and transitioned to being a consultant of the Company, in which role he will remain until December 31, 2018. Effective August 13, 2018, John F. Glenn was appointed as our new Chief Financial Officer. As well, Gregory Davault, previously our Chief Marketing Officer, resigned effective as of May 15, 2018.
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
The Ekso GT has a lengthy sale and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions, which may contribute to substantial fluctuations in our quarterly operating results. Other factors that may cause our operating results to fluctuate include:

·	general economic uncertainties and political concerns;
·	the introduction of new products or product lines;
·	product modifications;
·	the level of market acceptance of new products;
·	the availability of coverage and adequate reimbursement by third-party payers of services provided using our products;
·	the timing and amount of research and development and other expenditures;
·	timing of the receipt of orders from, and product shipments to, distributors and customers;
·	changes in the distribution arrangements for our products;
·	manufacturing or supply delays;
·	the time needed to educate and train additional sales and manufacturing personnel; and
·	costs associated with defending our intellectual property.
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
Our business currently depends in part on our activities in Europe and other foreign markets and we are actively looking to broaden our footprint in Asia. Our international activities are subject to a number of risks inherent in selling and operating abroad. These include:

·	failure of local laws to provide the same degree of protection against infringement of our intellectual property rights;
·	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;
·	the expense of establishing facilities and operations in new foreign markets;
·	building an organization capable of supporting geographically dispersed operations;
·	challenges caused by distance, language and cultural differences;
·	challenges caused by differences in legal regulations, markets, and customer preferences, which may limit our ability to adapt our products or succeed in other regions;
·
multiple, conflicting, and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, exchange controls and tariff and other trade barriers;

·	foreign tax consequences;
·	fluctuations in currency exchange rates and foreign currency translation adjustments;
·	foreign exchange controls that might prevent us from repatriating income earned outside the United States;
·	imposition of public sector controls;
·	differing payer reimbursement regimes, governmental payers or patient self-pay systems and price controls;
·	political, economic and social instability; and
·	restrictions on the export or import of technology.
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
As we look to expand the manufacturing, sales and marketing of our products into China, we may be exposed to the additional risks of doing business in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, anti-corruption, export control and environmental laws and regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.
If we are unable to meet and overcome these challenges, then our international operations may not be successful, which could adversely affect our net sales, results of operations and financial condition and limit our growth.
The disruption or loss of relationships with vendors and suppliers for the components of our products could materially adversely affect our business.
Our ability to manufacture and market our products successfully is dependent on relationships with both third-party vendors and suppliers. Although most of the raw materials that we use to manufacture our products are readily available from a number of suppliers, we generally procure raw materials and components through purchase orders, with no guaranteed supply arrangements. Our inability to obtain sufficient quantities of various components, if and as required in the future, may subject us to:

·	delays in delivery or shortages in components that could interrupt and delay manufacturing and result in cancellations of orders for our products;
·	increased component prices and supply delays as we establish alternative suppliers;
·	inability to develop alternative sources for product components;
·	required modifications of our products, which may cause delays in product shipments, increased manufacturing costs, and increased product prices; and
·
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
If demand for our exoskeleton products exceeds our capacity to provide services timely and efficiently, then we may need to expand our operations accordingly and swiftly. Our management believes that establishing industry leadership will require us to:

·	test, introduce and develop new products and services including enhancements to our existing products;
·	develop and expand the breadth of products and services offered;
·	develop and expand our market presence through relationships with third parties; and
·	generate satisfactory revenues from such expanded products or services to fund the foregoing requirements while obtaining and maintaining satisfactory profit margins.
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
We have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $22.9 million, $29.1 million, $23.5 million, and $19.6 million for the nine months ended September 30, 2018 and the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and September 30, 2018, we had an accumulated deficit of $144.2 million and $167.0 million, respectively.
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
Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from our medical device business, we believe it has sufficient resources to meet its financial obligations into the first quarter of 2019. We will require significant additional financing. We intend to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, including revenue recognition, are highly complex and involve subjective judgments. Some of these policies require the use of estimates and assumptions that may affect the value of our assets and liabilities, and financial results. We may be required or determine that it is appropriate to change our accounting policies or the manner in which they are implemented as circumstances change and additional information becomes known. A change in applicable rules, their interpretation, or their application could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
Risks Related to our Common Stock
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
As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act, and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

·
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

·	maintain policies relating to disclosure controls and procedures;
·	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
·	institute a more comprehensive compliance function, including with respect to corporate governance; and
·	involve, to a greater degree, our outside legal counsel and accountants in the above activities.
The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. We anticipate that these costs and compliance initiatives will increase as a result of the fact that we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as of December 31, 2017. In particular, we are now subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include:

·	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
·
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

·	full disclosure and analysis obligations regarding executive compensation; and
·	compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
As a natural course of business, management has, over the course of 2017 and 2018, been working to further strengthen our internal controls. Specifically, we have increased segregation of duties and implemented a more robust accounting and enterprise resource planning system (which became operational in October 2017). While we believe that the policies, processes and procedures we have put in place will be sufficient to render our internal controls over financial reporting effective, our initiatives may not prove successful and management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then (if required in the future) they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock
In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts.
We have never paid and do not intend to pay cash dividends.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates
The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.
During the period from our initial listing on Nasdaq in August 2016 through October 30, 2018, the market price of our common stock fluctuated from a high of $5.76 per share to a low of $1.07 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

·	our ability to grow our revenue and customer base;
·	the announcement of new products or product enhancements by us or our competitors;
·	developments concerning regulatory oversight and approvals;
·	variations in our and our competitors’ results of operations;
·	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;
·	successes or challenges in our collaborative arrangements or alternative funding sources;
·	developments in the rehabilitation and industrial robotics markets;
·	the results of product liability or intellectual property lawsuits;
·	future issuances of common stock or other securities;
·	the addition or departure of key personnel;
·	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
·	general market conditions and other factors, including factors unrelated to our operating performance.
Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce trading in our common stock, making it difficult for our stockholders to sell their shares; and future sales of common stock could reduce our stock price.
Trading of our common stock is currently conducted on Nasdaq. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and low coverage by research analysts’ the media, if at all. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.
Sales by stockholders of substantial amounts of our shares of common stock, the issuance of new shares of common stock by us or the perception that these sales may occur in the future could materially and adversely affect the market price of our common stock, and you may lose all or a portion of your investment in our common stock.

Item 6. Exhibits

Exhibit Number	Description
1.1
Controlled Equity OfferingSM Sales Agreement, dated August 21, 2018 between Ekso Bionics Holdings, Inc. and Cantor Fitzgerald &Co. (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 21, 2018).

10.1	Jack Glenn Offer Letter dated July 24, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2018).

10.2	Jack Glenn Employment Agreement effective August 13, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2018).

10.3*	Jack Peurach Employment Agreement dated August 7, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Waiver and Subsequent Equity Sale Prohibition (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 2018).

99.2	Form of Amendment to Purchase Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 21, 2018).

101*
The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: November 7, 2018	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: November 7, 2018	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)