Form 10-K
period 2018-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2019-02-28
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐      Accelerated filer  ☒    Non-accelerated filer  ☐ Smaller reporting company  ☒   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $69,270,848 based on the last sale price for such stock on June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 21, 2019 the registrant had 64,256,478 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Ekso Bionics Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K or the Report contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of human exoskeletons, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission or the SEC, (iv) our beliefs regarding the potential commercial opportunity for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above.

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

Notes regarding references to Ekso Bionics

In this Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries, and “Ekso Bionics” refers to Ekso Bionics, Inc. as it existed prior to the January 15, 2014 merger of our wholly-owned subsidiary, Ekso Acquisition Corp., with and into Ekso Bionics, Inc. or the Merger. Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary, and all of the outstanding Ekso Bionics stock was converted into shares of our common stock. Ekso®, Ekso Bionics®, Ekso GT™, Variable Assist™, SmartAssist™, and HULC® are registered and unregistered trademarks of the Company. All other trademarks that may appear in this report are the property of their respective owners.

PART I

Item 1.    BUSINESS

Overview

We design, develop and sell exoskeleton technology that currently has applications in healthcare and industrial markets. Our wearable exoskeletons are worn over clothing and are mechanically controlled by a trained operator to augment human strength, endurance and mobility.

Our exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We have sold and rented devices that (a) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury, or SCI) to rehabilitate and to walk again and (b) allow industrial workers to perform heavy duty or repetitive work for extended periods.

We believe the commercial opportunity for exoskeleton technology adoption is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. We believe we have learned how to integrate these existing technologies and wrap the result around a human being efficiently, elegantly and safely, supported by a robust intellectual property portfolio. We further believe we can do so across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

While we believe advancements in technology will continue driving commercial interest in and further development of exoskeleton systems, we also recognize that we are in the early stages of development of exoskeleton capabilities. In order to advance the commercialization of our exoskeleton technology, we intend to focus our efforts in 2019 on the following key initiatives:

•
Drive robotic exoskeleton rehabilitation to become the standard of care for both in-patient and out-patient rehabilitation for patients with some form of lower limb paralysis or weakness in the United States.

•
Continue to introduce new indications and features in rehabilitation for our Ekso GT, which could expand access to care to more patients, and for our EksoPulse Analytics, which aids in providing more personalized care in rehabilitation sessions.

•	Leverage our market position in exoskeleton rehabilitation by introducing new products and therapies beyond the scope of our existing lower limb devices.

•
Expand on our momentum in industrial markets with EksoZeroG for aerial work platforms and scaffolding and EksoVest for overhead work applications by forming strategic partnerships to define and develop new uses for these and potential derivative products.

•	Build on our initial success in Singapore and Hong Kong by expanding our reach to additional select countries in Asia.

•
Take advantage of the improved cost structure afforded by our joint venture with Zhejiang Youchuang Venture Capital Investment Co., Ltd. and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership (Limited Partnership), who we refer to as our Joint Venture Partners for our China JV, to drive unit costs lower for both our medical and industrial products and to develop and serve the exoskeleton market in China and other Asian markets.

EksoHealth - Rehabilitation Robotics

Today, the focus of our healthcare business is on rehabilitation robotics. We are leveraging our patented exoskeleton technology to develop and market products intended to enable patients with some form of lower limb impairment to rehabilitate earlier and with better outcomes than the current standard of care.

Ekso GT

Our current product, the Ekso GT, is a wearable bionic suit that allows our hospital and rehabilitation customers to provide in-patients and out-patients with SCI and hemiplegia due to stroke the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by a user shifting their body to activate sensors in the device which in turn initiate steps. Battery-powered motors drive the legs, detecting the deficient neuromuscular function and providing that level of assistance necessary for a user to complete their step. Users can expect to walk with aid from the device the first time they put on the Ekso GT exoskeleton (after passing an assessment). Physical therapists can transfer patients to or from their wheelchair and don or remove the Ekso GT in less than five minutes.

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

In December of 2017, we also launched in Europe the Ekso GT Functional Electrical Stimulation (FES) interface capability through a partnership with Hasomed GmbH, a developer of innovative products for neurological rehabilitation. FES is a technique that uses low energy electrical pulses to artificially generate body movements in individuals who have been paralyzed due to injury to the central nervous system. We believe the combination of exoskeleton technology with SmartAssist and FES gives clinicians the synergistic benefits of earlier mobility and muscle stimulations to provide rehabilitation to a broader spectrum of patients.

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

The Ekso GT is used by customers in both in-patient and out-patient settings. Our customers believe that for patients with some motor ability intact (for example, after a stroke or an incomplete SCI), the Ekso GT exoskeleton offers unique benefits to help therapists teach proper step patterns and weight shifts, allowing patients potentially to mobilize earlier and ultimately to walk again. By allowing individuals to stand and walk in a full weight-bearing setting, early clinical evidence is also beginning to show that Ekso GT may offer potential healthcare benefits (including for patients with complete SCI) such as reducing post-injury medical costs through reduction in secondary complications such as pressure sores, urinary tract infections, bowel problems, pneumonia and other respiratory issues, bone loss/osteoporosis, cardiovascular disease and psychological disorders.

As of February 1, 2019, we had shipped over 360 Ekso GT units to 260 rehabilitation facilities or customers worldwide. The number of units utilized at a center varies from one to six, and is driven by the number of beds and rehabilitation sessions a hospital can offer and that hospital’s adoption of robotics within its rehabilitation protocols.

Market Overview

The primary market for our Ekso GT is rehabilitation clinics with significant stroke and SCI populations. In the U.S. there are about 5.9 million stroke and SCI rehabilitation sessions conducted annually on about 680,000 stroke and SCI patients at approximately 16,900 facilities, according to LexisNexis Risk Solutions medical claims data.

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

While the market opportunity for robotic exoskeleton rehabilitation may be large, we also recognize that the path for medical devices to become the standard of care is long and challenging. We believe our ability to accelerate adoption will also be based, in part, on our ability to build on our and our partners’ early efforts: (i) to expand clinical evidence and (ii) to drive toward standard of care. We are already seeing customers appreciate that one way for stroke patients at in-patient facilities to receive the recommended amount of rehabilitation per guidelines is by using an Ekso GT, the only device currently in the market that has the versatility to provide an over-ground gait training intervention that is task-specific, high intensity and allows for a margin of error, across the continuum of care.

Clinical Evidence

Many of our early clinical customers have undertaken research to evaluate the use in rehabilitation of exoskeletons in general and our Ekso GT in particular. Although these studies primarily have focused on feasibility and safety and have relied on small sample sizes, initial study findings have been favorable. In 2017, we learned of results for eleven clinical studies for SCI and four for stroke. One completed SCI study included nine Pan-European sites with 52 participants. One other study included 23 sub-acute and chronic stroke participants. Also, we have now enrolled ten sites for our company sponsored WISE (Walking Improvement for SCI with Exoskeletons) study. These sites, in turn, have enrolled over 20 patients. The primary endpoint of the WISE study seeks to demonstrate that a 12-week robotic gait training regimen can lead to a clinically meaningful improvement in independent walking speed. Secondary endpoints from the trial are examining economic factors such as number of physical therapists and staff required during training, the physical burden on physical therapists assisting and supervising during training, and the influence of factors that may modify the gait recovery.

We intend to continue our work with rehabilitation centers and clinicians studying the benefits of robotic exoskeleton rehabilitation using Ekso GT. We have also increased the number of centers of excellence to four, with the first European Center of Robotic Excellence established in northern Italy at Villa Beretta Centro di Riabilitazione coming on board. We believe that additional clinical evidence will help treating physicians to better understand the benefits of rehabilitation with the Ekso GT and will support our efforts with more industry collaboration toward achieving reimbursement for exoskeletons.
The European Union also requires a two-track approach to market penetration and subsequent coverage, requiring separate claims for purchasing the device and for requests for reimbursement. We are well represented in clinics run by German and Austrian accident insurers, with four out of 13 rehabilitation sites in Germany and four out of four rehabilitation sites in Austria. We also have a growing number of patients in Europe, who get reimbursement on a case-by-case decision covered by public and private health insurers for in-patient and out-patient treatment. The first paid out-patient trial with an accident insurer in collaboration with an out-patient rehabilitation center, where a patient trains twice a week, has also started in late 2017. This is a model we built upon in 2018 and will continue in 2019. We are using these examples to integrate exoskeletal therapy in existing care pathways. In the United Kingdom, the National Institute for Health and Care Excellence, or NICE, has selected us as the first exoskeleton company to produce a Medtech Innovation Briefing, or MIB, which are designed to support National Health Services, or NHS, and social care commissioners and staff who are considering using new medical devices and other medical or diagnostic technologies. The MIB highlighted the innovative aspect of our proprietary SmartAssist software, which differentiates our Ekso GT from other available exoskeletons.
Economic Value Proposition

Our Ekso GT allows our customers to benefit economically without modifying the reimbursement model or reimbursement codes. First, some of our customers have shown that using the Ekso GT promotes patient improvement over a longer period of time. This allows the provider to justify an extension to the length of stay for patients using Ekso GT and a commensurate increased reimbursement. Second, many of our customers have shown that they have been able to attract more patients to their facilities with our Ekso GT as part of its rehabilitation program, and this has also driven positive economics for our customers.

Current Sales and Marketing Efforts

Our key marketing goal today is to achieve broad-based commercial adoption of our Ekso GT in the rehabilitation setting. We are focusing our go-to-market protocols and collateral on our three target audiences: medical administrators, medical directors/therapists and patients. Working closely with thought leaders, we will continue to build upon our early user-group exchanges, develop clinical education programs, and grow our medical advisory council. With the receipt of our clearance from the U.S. Food and Drug Administration, or the FDA, in April 2016, we introduced new strategies and tactics to increase awareness in our target audiences, including leveraging social media, public relations, tradeshows, marketing automation, and market development activities which will continue throughout 2019.

There continues to be high market interest in expanding neurosciences service lines. As such, in 2019, our sales priorities are to effectively educate both clinical and executive stakeholders on the economic and clinical value of starting an Ekso GT Robotics Stroke and SCI Rehabilitation Program. In tandem, we continue to leverage our Ekso GT customer base to educate and mentor strategic target centers that specialize in Stroke and SCI rehabilitation in key market service areas across the US and Canada. Geographically, the priorities have been North America (Canada, the U.S., and Mexico) and Europe, the Middle East, and Africa, or EMEA. Beginning late 2017, we expanded our focus to include Asia-Pacific and initiated an effort to seek a strategic partnership for the sales and manufacture of our products in China and certain other Asian markets, which resulted in the China JV we announced in January 2019. Currently, we utilize a direct sales force for the U.S., Canada and the German-speaking countries of Europe. We also have an expanding distributor network in EMEA and Central and South America.

The sales and marketing team is principally based in the U.S. and Germany and is structured as follows:

•	One commercial leader for the Americas and one EMEA-based manager for our distributors;

•	U.S. and EMEA sales professionals that pursue new prospects and organizes demonstrations;

•	Clinical professionals and physical therapists that provide peer-to-peer demonstrations and trainings;

•	Marketing professionals, graphic designers, and consultants to build awareness and generate demand;

•	Ambassadors with SCI that provide demonstrations and personal experiences.

The sales cycle for the Ekso GT averages approximately eight to 12 months for a first device and two to four months for subsequent devices. Our typical sale is our Ekso GT complete package, which includes the device and all relevant components, two sets of batteries for continuous run-time, training through two levels of certification, and SmartAssist software. Customers also typically purchase Ekso Care, which is our one- to four-year after-sales service package.

Clinical Services and Customer Success

We have developed leading clinical capability in robotic rehabilitation, and we provide extensive training and support to our customers to ensure they are successful. All rentals or sales include customer training. This is comprised of both on-line and in-person training of our customers’ physical therapists. We have made this a high priority as we recognize getting customers comfortable using our product is a prerequisite to them successfully implementing a robotic rehabilitation program. In addition to the training that is included with each sale or rental, we also offer additional training services for customers who are interested in more advanced uses of the product or who desire more supervised experiences.

After Sales Service

We provide service for the Ekso GT at our facility in Richmond, California or in Germany for our European customers. When maintenance or service is required, a customer schedules service by contacting us and we then arrange for the appropriate service, depending on the level of Ekso Care the customer has purchased. In some cases, we may decide it’s appropriate to have an Ekso field technician fly to the customer site to service the device. The Ekso GT is designed with Ekso Pulse, which allows us to diagnose many customer service issues remotely.

In addition to the Ekso Care service programs we provide a Fee-for-Service option. In this program Ekso GT repair is fulfilled per quote on demand of the customer and as per our repair price list.

Manufacturing and Supply Chain

We produce the Ekso GT at our facilities in Richmond, California for worldwide sales. We currently run one line for one shift per day and believe we have the capacity to eventually run up to four lines for two shifts per day should we deem it appropriate. The Ekso GT uses over 700 purchased parts, which we source globally from over 70 suppliers. Whenever possible, we seek to secure dual source suppliers for our components.

Our commitment to the philosophy of continuous improvement has continued to increase product performance and reliability over the past year. As a result, we expect our cost of field service will continue to decline over the next 12 months.
China Joint Venture

We entered into the China JV to develop and serve the exoskeleton market in China and certain other Asian markets and to create a global exoskeleton manufacturing center. The Equity Joint Venture Contract, dated January 30, 2019, between us and the Joint Venture Parties, or the JV Agreement, provides for the establishment of the China JV as a limited liability company pursuant to the Law on Sino-foreign Equity Joint Ventures and the Regulations for the Implementation of the Law on Sino-foreign Equity Joint Ventures. Zhejiang Youchuang Venture Capital Investment Co., Ltd., Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership (Limited Partnership) and our Company will hold 41.54%, 38.46% and 20.00% of the China JV, respectively. The Joint Venture Partners will make their contributions in the form of an aggregate of RMB 624 million cash to the China JV (30% of which is to be made within 90 days of the formation of the China JV and the remainder within the 10 years thereafter), while we will transfer certain patents and patent applications in China with equivalent value of RMB 145 million and related to human exoskeletons to the China JV as our contribution.

Pursuant to the JV Agreement, the China JV will build a manufacturing facility and will manufacture the EksoGT, EksoVest and EksoZeroG Arm units, or the JV Products, in China for sale in China, Hong Kong, Singapore, Malaysia and other countries to be mutually agreed upon by the parties, but excluding Japan, India and Australia, or the JV Territory, under our trademark and brands.

During the term of the China JV, and subject to certain conditions, we will receive a royalty fee based on a mid-single digits percentage of the net sales revenue of the products manufactured and sold by the China JV.

EksoWorks - Able-Bodied Industrial Applications

In December 2014, we introduced our first prototype of an unpowered exoskeleton intended for industrial applications. During 2015, we began investing resources to support requests for prototype demonstrations and in-depth field-testing in real world conditions with advanced prototypes.

Our feedback indicates a growing imperative among construction and manufacturing companies to drive adoption of improved safety and health practices. Furthermore, based on initial customer field-testing and market research, we believe industrial exoskeletons have the potential to help prevent workforce injuries, improve productivity and over time reduce workmen’s compensation and related costs. According to a Bureau of Labor Statistics Report (2012), direct costs related to injuries associated with overexertion in the workplace total over $21 billion per year.

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
In 2017, we introduced a second commercial product for industrial applications, the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. It is lightweight and low profile, making it comfortable to wear while enabling freedom of motion. The goal is for workplaces with the EksoVest to experience fewer on-site injuries while tasks are completed faster and with higher quality results, for workers to stay healthier and experience increased stamina, and for companies to gain greater productivity in factories and on construction sites.
As EksoVest represents a new manufacturing paradigm, we have taken a deliberate market development approach. After initially seeding the market upon release in 2017, we have worked with customers to help them validate the benefits of the product and how to incorporate it into their operations. In 2018, several customers advanced from initial interest to pilot deployments - in some cases at multiple sites. As a result, demand for our EksoVest accelerated through the year. While Automotive and Aerospace continue to be the markets where end customer adoption is most advanced, we have experienced strong demand from a range of other segments including construction, general manufacturing, and railcar manufacturing, among others.
We believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings. While we have been successful with our initial industrial products thus far, given the fragmented nature of the industrial market we believe that the best approach in this market is work with established strategic partners that can help us target applications tailored for specific use cases. We believe leveraging our extensive exoskeleton expertise and IP portfolio with the established channel and application expertise of one or more strategic partners unlocks the highest value for Ekso. In 2018, we initiated this model with multiple potential industrial partners, and plan to continue following this approach going forward.

Engineering Services

Historically, in addition to internal product development, we operated an engineering services business segment (EksoLabs). In early 2016, we made the strategic decision to shift our engineering resources away from billable engineering services to our internal development efforts. While we may still perform billable engineering from time to time, as of 2018, it is no longer a material contributor to revenue and is no longer reported as an operating segment.
Intellectual Property

We have established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status.

	Issuing Status
License Status	Issued Patents	Pending Applications
Licensed to the Company	14	1
Exclusively licensed to the Company	6	—
Co-owned with Regents of the University of California, exclusively licensed to the Company	4	—
Co-owned with the Regents of the University of California	3	—
Sole ownership by the Company	12	26
Total: 66	39	27

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of January 10, 2019, 152 applications have issued or have been allowed as patents internationally. All told, our patent portfolio contains 285 cases that have issued or are in prosecution in 23 countries.

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

Licensors include the Regents of the University of California, or RUC, and Garrett Brown (as a result of our acquisition of technology of Equipois, LLC).

The license with RUC consists of two agreements and one amendment covering ten patent cases exclusively licensed to the Company, nine of which have issued and one of which remains in prosecution or the RUC License Agreements. Inventions covered by a further three patent applications are co-owned by the Company and RUC, with no license agreement between the Company and RUC. As a result, RUC may license its rights in these patents to a third party. With respect to two of these co-owned patent applications, RUC has licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims RUC may license to other entities.

Pursuant to the RUC License Agreements, Ekso Bionics initially paid RUC consideration consisting of $5,000 in cash and 310,400 common shares of Ekso Bionics, and committed to pay a 1% royalty on sales, including sales generated by sublicenses. In addition, the RUC License Agreements call for minimum annual payments of $50,000. We do not pay royalties to RUC on products sold or to be resold to the U.S. government.

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

Intellectual Property Out-Licensing

We believe that the breadth of the coverage across various bionic systems and technologies, together with our freedom to grant sub-licenses under the RUC License Agreements gives us the potential to generate licensing revenue in fields outside our present areas of commercialization. Since 2009, we have generated approximately $1.8 million in such licensing revenue from our two licensees: Lockheed Martin Corporation or Lockheed and OttoBock Healthcare Product GmbH or OttoBock.

We receive revenue pursuant to a Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed and a Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed. Pursuant to these agreements, we have licensed to Lockheed certain rights with respect to our anthropomorphic exoskeleton technology for which Lockheed is obligated to pay us a royalty on sales of products incorporating such technology. Royalty fees from Lockheed were either de minimus or nil for the years ended December 31, 2018 and 2017, respectively.

With respect to OttoBock, we received exclusivity payments pursuant to the License and Services Agreement dated October 27, 2014. The License and Services Agreement grants OttoBock exclusive rights in order to develop a semi-active prosthetic knee prototype for use in medical prosthetics and provides that OttoBock will pay us a royalty based on sales by OttoBock of products incorporating the licensed technology. Royalty fees from OttoBock were $150,000 for each of the years ended December 31, 2018 and 2017, respectively.

Competition

The medical technology and industrial robotics industries are characterized by intense competition and rapid technological change. We believe a number of other companies are developing competitive technology and devices for both the able-bodied and medical fields of use and many of these competitors have significantly more financial and other resources than we possess.

In the medical field, we face competition from companies that are focused on technology for rehabilitation of patients suffering from stroke and related neurological disabilities as well as from companies that are focused on SCI. In stroke, Cyberdyne, Parker Hannafin’s Indego, and ReWalk all now offer ambulatory exoskeletons for rehabilitation use in various markets where we operate. While not functionally equivalent, Hocoma, AlterG, Aretech and Reha Technology are selling treadmill-based gait therapies. In SCI, ReWalk Robotics and Parker Hannafin also sell ambulatory exoskeletons. Other companies who have announced plans to commercialize robotic exoskeletons include: Bionik Laboratories and SuitX.

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
In the able-bodied field, Lockheed Martin, Raytheon, BAE Systems, Panasonic, Honda, Daewoo, Noonee, Revision Military, SuitX, Skel-ex, Levitate and Cyberdyne - among others - are each developing or commercializing some form of exoskeleton for military and/or industrial applications.
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

Governmental Regulation and Product Approval

U.S. Regulation

The U.S. government regulates the medical device industry through various agencies, including but not limited to, the FDA, which administers the Federal Food, Drug and Cosmetic Act or FDCA. The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any medical device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

Device Development, Marketing Clearance and Approval. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life- sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification application to the FDA demonstrating that the device is “substantially equivalent” to a predicate device, which is typically a Class II device that is legally marketed in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more. After a device has received 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, will require a new 510(k) clearance or if the device as modified is not substantially equivalent to a legally marketed predicate device PMA. While the determination as to whether new authorization is needed is initially left to the manufacturer, the FDA may review this determination and evaluate the regulatory status of the modified product at any time and may request the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

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

In some instances, the FDA may find that a device is new and not substantially equivalent to a predicate device but is also not a high-risk device as is generally the case with Class III PMA devices. In these instances, the FDA may allow a device to be reclassified from Class III to Class I or II. The de novo reclassification option is an alternate pathway to classify novel devices of low to moderate risk that had automatically been placed in Class III after receiving a “not substantially equivalent” (NSE) determination in response to a 510(k) notification. The FDCA also allows a sponsor to submit a de novo reclassification request to the FDA for novel low to moderate risk devices without first being required to submit a 510(k) application. These types of applications are referred to as “Evaluation of Automatic Class III Designation” or “de novo.” In instances where a device is deemed not substantially equivalent to a Class II predicate device, the candidate device may be filed as a de novo application which may lead to delays in regulatory decisions by the FDA. FDA review of a de novo application may lead the FDA to identify the device as either a Class I or II device and subject to or exempt from 510(k) premarket notification.

Clinical trials are generally required to support a PMA or de novo reclassification application and are sometimes required for 510(k) clearance. Clinical trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board or an IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. Conducting a clinical trial, also requires obtaining the patients' informed consent in form and substance compliant with both FDA requirements and state and federal privacy and human subject protection regulations. The FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. To date, the Ekso GT has been the subject of several clinical studies, some sponsored by the Company, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions. In addition, we are currently conducting several studies to investigate additional indications for use for the Ekso GT, as well as to evaluate clinical and non-clinical outcomes of using the device.

On April 4, 2016, we received clearance from the FDA to market our Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with SCI at levels T4 to L5, and individuals with SCI at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, we received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least four-fifths in only one arm. Our prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least four-fifths in both arms.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that promotional material or training constitute related to an approved device promotion of an un-cleared or unapproved use, it could request that the training or promotional materials related to such device be modified or it could subject the manufacturer to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

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

Since January 2018, there has been one report of an adverse event relating to our Ekso GT device that was reported to FDA under the Medical Device Reporting system. After analysis it was determined that the device did not malfunction.

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

Employees

As of December 31, 2018, we had 82 employees, including 77 full time employees and five part-time employees. Ten employees reside in Europe. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

Corporate Information

We were incorporated as PN Med Group Inc. in Nevada on January 30, 2012. Prior to the Merger and Split-Off (each as defined below), our business was to distribute medical supplies and equipment in Chile.

On January 15, 2014, we consummated the Merger, in which our wholly-owned subsidiary, Ekso Acquisition Corp., a corporation formed in the State of Delaware on January 3, 2014, merged with and into Ekso Bionics, Inc., a corporation incorporated in the State of Delaware on January 19, 2005. Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary. All of the outstanding Ekso Bionics' capital stock was converted into shares of our common stock in the Merger.

In connection with the Merger and pursuant to a split-off agreement and general release, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 2,497,586 shares of our common stock or the Split-Off, after adjusting to give effect to the 1-for-7 reverse stock split, discussed in Note 13 in the notes to our consolidated financial statements, which appear under Item 8 in this Annual Report on Form 10-K, under the caption Capitalization and Equity Structure – Reverse Stock Split.

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

Item 1A.    RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk.  We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict.  Before investing in our securities, you should carefully consider the following risks, together with the financial and other information contained in this prospectus.  If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected.  In that case, the trading price of our common stock would likely decline and investors may lose all or a part of their investment.

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

We have agreed to transfer and license intellectual property and other rights for the manufacture and sale of our products in China and certain other Asian territories to a joint venture that we do not control and that may not act in our best interests, and we may not receive all anticipated benefits from the arrangement.

In consideration for a 20% stake in the China JV and royalty rights based on net sales of our Ekso GT, EksoVest and EksoZeroG Arm products by the China JV, we have agreed to transfer certain Chinese patents and patent applications to the China JV, to exclusively license to the China JV intellectual property related to the technologies involved in the manufacture of these products, and to grant to the JV a license to use our trademarks free of charge. As a result of these transfers and licenses, and the other agreements we have agreed to with the China JV and the Joint Venture Partners, we will be reliant on the China JV for the manufacturing and sale of the foregoing products in China, Hong Kong, Singapore and Malaysia, as well, potentially, as certain other countries in Asia, or the JV Territory. We will also be reliant on our Joint Venture Partners to fund the China JV in the future, and their failure to do so could have a material adverse effect on the ability of the China JV to effectively manufacture and sell products. Even to the extent the China JV is successful in manufacturing and selling products, aside from a royalty fee based on a mid-single digits percentage of the net sales revenue of the products manufactured and sold by the China JV, we will only benefit from any profit in the China JV to the extent of our minority equity ownership therein.

As a result of our 20% ownership stake and the terms of the China JV agreements, we will not have control of the operations of the China JV, which will be governed by a five-member board of directors to which we may only designate one director in our sole discretion, with the majority of such directors being designated by our Joint Venture Partners. Accordingly, if our relationship with our Joint Venture Partners deteriorates, or if our strategic objectives diverge from that of our Joint Venture Partners, our success in the joint venture and our business and operations may be materially adversely affected. Further, we may be unable to prevent misconduct or other violations of applicable laws by the China JV, and we have no control over the conduct or actions of our Joint Venture Partners. Moreover, the China JV may not follow the same requirements regarding compliance, internal controls (including internal control over financial reporting) that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive or other actions or we may be subject to penalties, fines or other related actions for these activities

Finally, because the China JV will only manufacture and sell products in the JV Territory, we may still need to expend resources on the manufacturing and sale of our product in other markets in Asia.
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
Some of our U.S. patents (which have associated international patents and applications) are co-owned by the Regents of the University of California Berkeley or “UC Berkeley. UC Berkeley has licensed its rights under many of these patents to us, but we do not have a license to UC Berkeley’s rights under three of these patents.
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
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-

parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
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
In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval or PMA application from the FDA, unless an exemption applies. Both the PMA and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process may take anywhere from several months to over a year. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, PMA generally requires the performance of one or more clinical trials.
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
Modifications to our Ekso GT and our future products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained

On April 4, 2016, we received clearance from the FDA to market our Ekso GT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with SCI at levels T4 to L5, and individuals with SCI at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, we received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least four-fifths in only one arm. Our prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least four-fifths in both arms.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, in 2010, the Patient Protection and Affordable Care Act, or ACA, was enacted into law. The legislation seeks to reform the United States healthcare system. It is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the law will have a significant impact upon various aspects of our business operations. The ACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the ACA will result in lower reimbursements. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. The new U.S. Presidential administration and the majority party in both Houses of the U.S. Congress have indicated their desire to repeal the Affordable Care Act. It is unclear whether, when and how that repeal will be effectuated and what the effect on the healthcare sector will be. A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District Court for the Northern District of Texas held the individual mandate provisions, and therefore the entirety of ACA, unconstitutional. The impact of the ruling is stayed as it is appealed to the Fifth Circuit Court of Appeals. Our business may be materially impacted in the event that the ACA in part, or in its entirety, is ruled unconstitutional. Furthermore, the uncertainty regarding the constitutionality of the ACA, or specific provisions therein, may negatively affect our business.

Future elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the healthcare industry. In the event that legal challenges are successful or the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, certain proposals, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government have a significant impact on the implementation of the provisions of the ACA, and the current or future administrations could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

However, in December 2017, the Tax Cuts and Jobs Act was enacted and signed into law, one part of which repeals the “individual mandate” introduced by the ACA starting in 2019. The repeal of the “individual mandate” may have an adverse effect on ACA insurance markets and lead to further legislative changes. In addition, the new law imposes a 2.3 percent excise tax on medical devices that will apply to United States sales of our medical device product. In January 2018, President Trump signed into law a spending package that included a two-year moratorium on the medical device excise tax starting January 1, 2018 and ending December 31, 2019. This tax has had, and may continue to have, a negative impact on our gross margin when the moratorium expires. Absent further legislative action, the medical device excise tax will apply to sales of our medical device product beginning on January 1, 2020. There have been other changes to the ACA since the enactment of the Tax Cuts and Jobs Act, and Congress could still consider additional legislation to repeal or replace all or certain elements of the ACA. In addition, other reform legislation has been passed subsequent to the enactment of the ACA, including measures that reduced reimbursement for certain providers and entities under federal health care programs. The outlook for the healthcare sector is unclear, and we are unable to predict the future course of federal or state healthcare legislation and regulations. Changes in the law or regulatory framework that reduce our revenues or increase our costs could also harm our business, financial condition and results of operations and cash flows.
If our medical products, or malfunction of our medical products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA’s medical device reporting or MDR regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For example, we have been informed of a limited number of events with respect to our Ekso GT devices that have been determined to be reportable pursuant to the MDR regulations. In each case, the required MDR report was filed with the FDA.
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
In addition to the ACA, which is intended to reduce the cost of healthcare over time, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased in these markets due to continued consolidation among health care providers, trends toward managed care, the shift towards governments becoming the primary payers of health care expenses and laws and regulations relating to reimbursement and pricing generally. Should the use of our products be a factor in reimbursements in the future, reductions in reimbursement levels or coverage or other cost-containment measures could adversely affect customer demand or the price customers may be willing to pay for our products and could result in decreased revenue.
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

Changes in our management and sales teams may adversely affect our operations.

Over the last several months, we have experienced turnover in our senior management and sales teams, including most recently, Christian Babini, who resigned as VP of Sales, Americas in January 2019. During 2018, Russell DeLonzor also resigned as the Chief Operating Officer of the Company in December 2018. Maximilian Scheder-Bieschin, our former Chief Financial Officer, retired as the Chief Financial Officer of the Company as of August 1, 2018 and transitioned to being a consultant of the Company until December 31, 2018, and effective August 13, 2018, John F. Glenn was appointed as our new Chief Financial Officer. As well, Gregory Davault, previously our Chief Marketing Officer, resigned effective as of May 15, 2018.

While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition and execution of our sales strategy, including diversion of management attention from business concerns, failure to retain other key personnel, loss of institutional knowledge, loss of sales prospects and inability to replenish our sales team in a manner needed to execute our sales strategy. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and research and development of our products.

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
The China JV exposes us to certain risks with respect to international trade, enforcement of intellectual property rights and political risks.
As a result of our involvement in the China JV, we are subject to a number of risks associated with conducting operations in China and other international markets, including:

·
unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of these companies or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

·	the imposition of tariffs, trade barriers and duties;
·	difficulties in managing geographically disparate operations;
·	difficulties in enforcing agreements through non-U.S. legal systems, including the JV Agreement, which is governed under Chinese law;
·	political and economic instability, civil unrest or war;
·	terrorist activities that impact international commerce;
·
difficulties in protecting our intellectual property rights, particularly in China and other countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

·	changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and
·	nationalization of foreign‑owned assets, including intellectual property.
International sales of our products account for a portion of our revenues, which will expose us to certain operating risks, and we intend to rely on international joint venture, particularly the China JV, for manufacturing and sales of our products in China and certain other Asian countries. If we are unable to successfully manage our international activities, our net sales, results of operations and financial condition could be adversely impacted.
Our business currently depends in part on our activities in Europe and other foreign markets. We also recently entered into the China JV and intend to rely on the China JV to manufacture and sell our products in the JV Territory. Our international activities are subject to a number of risks inherent in selling and operating abroad. These include:

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

In connection with our entry into the China JV for the manufacturing, sales and marketing of our products into China, we may be exposed to the additional risks of doing business in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, anti-corruption, export control and environmental laws and regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results.
If we are unable to meet and overcome these challenges, then our international operations may not be successful, which could adversely affect our net sales, results of operations and financial condition and limit our growth.
The disruption or loss of relationships with vendors, suppliers and distributors for the components used in the manufacturing of our products or for sale and marketing of our products in certain territories could materially adversely affect our business.
Our ability to manufacture and market our products successfully is dependent on relationships with third-party vendors, suppliers and distributors. Although most of the raw materials that we use to manufacture our products are readily available from a number of suppliers, we generally procure raw materials and components through purchase orders, with no guaranteed supply arrangements. Our inability to obtain sufficient quantities of various components, if and as required in the future, may subject us to:

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

In non-German-speaking European countries, other EMEA countries and Central and South American countries, we rely on independent distributors to distribute and assist us with the marketing and sale of our products. These distributors are our principal customers, and revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. However, there can be no assurance that our distributors will be successful in selling our products to end users, or will focus adequate resources on selling them, and they may not continue to purchase or market our products for a number of reasons.
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
We have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $27.0 million and $29.1 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had an accumulated deficit of $171.1 million and $144.2 million, respectively. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result our independent registered public accounting firm included an explanatory paragraph regarding the same in its report to this Annual Report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.
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

We will require significant additional financing to fund our operations and service our debt. If we are unable to obtain additional financing on acceptable terms, we may have to curtail our growth or cease our development plans and operations.

The operation of our business and our growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments. We will also need to repay or refinance approximately $5.1 million in outstanding indebtedness.
We have been largely dependent on capital raised through the sale of equity securities in various public and private offerings, and going forward will be largely dependent on capital raised in any future offerings to implement our business plan, support our operations and service our debt obligations.

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from our medical device business, we believe we have sufficient resources to meet our financial obligations until the end of the second quarter of 2019. We will require significant additional financing. We intend to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

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

Additionally, our only loan agreement contains financial covenants, including a requirement of minimum cash on hand roughly equivalent to three months of cash burn. Breach of covenants included in our loan agreement could result in the lenders demanding payment of the unpaid principal and interest balances. If we fail to pay any principal or interest under our indebtedness when due, or are otherwise in violation of financial covenants under our loan agreement, it may result in the acceleration of our indebtedness, which would have a material adverse effect upon our business and would likely require us to seek to renegotiate the loan agreement with our lender or obtain a waiver for the lender, as we may not have sufficient funds to repay that indebtedness or to comply with our financial covenants. In the event that any such renegotiations are not successful or such waivers cannot be obtained on terms commercially acceptable to us, we may have to liquidate our assets at below-fair value prices, seek bankruptcy protection or implement other arrangements, any of which would or may be material adverse to our business, financial condition, assets and operations.
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
Our Board of Directors is authorized to issue up to 10 million shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of us. The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of us by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.
Being a public company is expensive and administratively burdensome.
As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended, the Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

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
During the period from our initial listing on Nasdaq on August 9, 2016 through December 31, 2018, the closing price of our common stock fluctuated from a high of $6.21 per share to a low of $1.01 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are currently located at 1414 Harbour Way South, Suite 1201, Richmond, CA 94804, where the Company leases approximately 45,000 square feet. In addition, we rent approximately 1,400 square feet of office space at Friesenweg 4, House 13, 4th floor, 22763 Hamburg, Germany. The Richmond office serves as headquarters for our medical device and industrial device sales segments. The Hamburg office serves as our European headquarters for the medical device sales segment.

The Company does not own any real property.

Item 3.    LEGAL PROCEEDINGS

Securities Class Actions

In December 2017, the Company disclosed that management had identified a material weakness in the Company’s internal controls over financial reporting due to a deficiency in the Company’s information technology (IT) general controls and segregation of duties. The Company has since implemented a more robust accounting and enterprise resource planning system. In response to the Company’s announcement, on January 2, 2018, and January 10, 2018, two securities class action lawsuits were filed: Bekhet v. Ekso Bionics Holdings, Inc., Thomas Looby and Maximilian Scheder-Bieschin (E.D.N.Y.), Case No. 1:18-cv-00001-KAM-CLP (filed Jan. 2, 2018); and Cheehy v. Ekso Bionics Holdings, Inc., Thomas Looby and Maximilian Scheder-

Bieschin, (N.D. Cal.), Case no. 3:18-cv-00212 (filed Jan. 10, 2018). Both actions asserted claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act, and both proposed class periods which would include purchasers of the Company’s stock between March 15, 2017, and December 27, 2017.

In June 2018, the Court formally consolidated the Cheehy and Bekhet actions. The Court also appointed lead plaintiff, James Myers, and co-lead counsel, Glancy Prongay & Murray LLP and The Rosen Law Firm, P.A.

On August 14, 2018, plaintiffs filed a consolidated class action complaint. On October 15, 2018, the Company filed a motion to dismiss the lawsuit. In November 2018, prior to filing their response to the Company’s motion to dismiss, plaintiffs contacted outside counsel and indicated their intention to voluntarily withdraw the lawsuit. On November 29, 2018, together with the plaintiffs, the Company filed a joint stipulation to dismiss the class action with prejudice as to all plaintiffs. On December 4, 2018, the court dismissed the lawsuit with prejudice as to all plaintiffs, James Meyers, Steven Cheehy, and Rimon Bekhet.
Derivative Actions
On February 5, 2018, a shareholder filed a derivative action in Nevada state court: D’Arcy, derivatively on behalf of Ekso Bionics Holdings, Inc., v. Thomas Looby, Maximilian Scheder-Bieschin, Steven Sherman, Daniel Boren, Marilyn Hamilton, Howard Palefsky, Jack Peurach, Stanley Stern, Ted Wang, and Amy Wendell, (Clark County, Nevada), Case No. a-18-768970-B (filed Feb. 5, 2018). The action alleges that the individual defendants breached their fiduciary duties to the Company by allowing it to have a material weakness in its internal controls. The allegations appear to be based, almost entirely, on the allegations contained in the Bekhet and Cheehy class actions, which were consolidated and later dismissed with prejudice to all plaintiffs as described above. The complaint alleges state law claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Company’s management believes that the lawsuit is without merit, and the Company plans to defend against it.
On March 1, 2018, a shareholder filed another derivative action in the United States District Court for the Northern District of California: Ward Rouse, derivatively on behalf of Ekso Bionics Holdings, Inc., v. Steven Sherman, Thomas Looby, Marilyn Hamilton, Howard Palefsky, Jack Peurach, Stanley Stern, Theodore Wang, and Amy Wendell (N.D. Cal.), Case No. 3:18-cv-01348-CRB (filed March 1, 2018). The action alleged that the individual defendants breached their fiduciary duties to the Company by allowing it to have a material weakness in its internal controls. The allegations appeared to be based, almost entirely, on the allegations contained in the Bekhet and Cheehy class actions, which were consolidated and later dismissed with prejudice to all plaintiffs as described above. Similar to the D’Arcy action, the Rouse complaint alleged state law claims for breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets.
On June 11, 2018, a shareholder filed another derivative action in the United States District Court for the Northern District of California: Henson, Derivatively on Behalf of Ekso Bionics Holdings, Inc., v. Jack Peurach, Russ Angold, Maximilian F. Scheder-Bieschin, Marilyn Hamilton, Steven Sherman, Stanley Stern, Ted Wang, Thomas Looby, Howard Palefsky, and Amy Wendell (N.D. Cal.), Case No. 3:18-cv-03466-CRB (filed June 11, 2018). The action alleged that the individual defendants breached their fiduciary duties to the Company by allowing it to have a material weakness in its internal controls. The allegations appeared to be based, almost entirely, on the allegations contained in the Bekhet and Cheehy class actions, which were consolidated and later dismissed with prejudice to all plaintiffs as described above. Similar to the D'Arcy and Rouse actions, the Henson complaint alleged state law claims for breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets. Additionally, the Henson complaint alleged a claim of insider selling and misappropriation of information against Russdon Angold, one of the individual defendants.
On July 26, 2018, July 31, 2018, and August 14, 2018, three shareholders filed separate derivative actions in California state court: Elmes, Derivatively on Behalf of Ekso Bionics Holdings, Inc., v. Jack Peurach, Maximilian Scheder-Bieschin, Steven Sherman, Marilyn Hamilton, Stanley Stern, Ted Wang, Thomas Looby, Howard Palefsky, Amy Wendell, Daniel Boren, and Does 1 through 25, Inclusive (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018); Leung, Derivatively on Behalf of Ekso Bionics Holdings, Inc., v. Jack Peurach, Maximilian Scheder-Bieschin, Steven Sherman, Marilyn Hamilton, Stanley Stern, Ted Wang, Thomas Looby, Howard Palefsky, Amy Wendell, Daniel Boren, and Does 1 through 25, Inclusive (Contra Costa County, California), Case No. CIVMSC18-01554 (filed July 31, 2018); and Herby, Derivatively on Behalf of Ekso Bionics Holdings, Inc., v. Marilyn Hamilton, Jack Peurach, Steven Sherman, Stanley Stern, Ted Wang, Amy Wendell, Maximilian Scheder-Bieschin, Howard Palefsky, Thomas Looby, Russdon Angold, and Does 1 through 25, Inclusive (Contra Costa County, California), Case No. CIVMSC18-01642 (filed August 14, 2018). The actions allege that the individual defendants breached their fiduciary duties to the Company by allowing it to have a material weakness in its internal controls. The allegations appear to be based, almost entirely, on the allegations contained in the Bekhet and Cheehy class actions, which were consolidated and later dismissed with prejudice to all plaintiffs as described above. Similar to the D’Arcy, Rouse, and Henson actions described above, the Elmes,

Leung, and Herby complaints allege state law claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets. The Company’s management believes that the lawsuits are without merit, and the Company plans to defend against them.
On September 13, 2018, the Rouse action was formally consolidated with the Henson action, into a single action: In re Ekso Bionics Holdings Corp. Derivative Litigation (N.D. Cal.), Case No. Case No. 3:18-cv-01348-CRB.
On October 3, 2018, the court consolidated the Elmes, Leung, and Herby actions, which are now maintained as one action: Elmes v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018). On December 20, 2018, the Company filed a motion to dismiss. The hearing is scheduled for March 14, 2019.
On January 18, 2019, plaintiffs in the In re Ekso Bionics Holdings Corp Derivative Litigation filed a voluntary dismissal and stated their intent to join the Elmes action. On January 23, 2019, the court granted plaintiffs’ request and dismissed the lawsuit without prejudice.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been traded on the Nasdaq Capital Market under the symbol “EKSO” since August 9, 2016. Prior to August 9, 2016, our common stock was eligible for quotation and traded on the OTC Market. The quotation of our common stock on the OTC market began on or about January 16, 2014. The closing price of EKSO stock as of February 21, 2019 was $2.11.

As of February 21, 2019, we had approximately 211 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. The Company believes the actual number of stockholders is greater than the number of holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto in Item 8. The statement of operations data for the years ended December 31, 2018 and 2017, and the balance sheet data as of December 31, 2018 and 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Report. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Report. All share and per share data has been retroactively adjusted to give effect to the one-for-seven reverse stock split in August of 2016. Amounts in the following table are in thousands, except share and per share amounts:

	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenue(1)	$11,332	$7,353	$14,221	$8,661	$5,327
Loss from operations	(27,030)	(31,612)	(27,586)	(21,561)	(16,794)
Gain (loss) on warrant liability(3)	1,063	3,909	4,286	2,505	(16,485)
Net loss(2)	(26,992)	(29,122)	(23,470)	(19,590)	(33,769)
Preferred deemed dividend(3)	—	—	10,345	4,655	—
Net loss per share, basic	$(0.44)	$(0.82)	$(1.87)	$(1.66)	$(3.02)

Balance Sheet Data:
Cash	$7,655	$27,813	$16,846	$19,552	$25,190
Total assets	17,655	37,988	24,425	32,198	33,474
Note payable, net	4,981	6,969	6,789	—	118
Warrant liability	$585	$1,648	$3,546	$9,195	$—

(1)
In 2016, we commenced recognition of revenue based on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. As a result of this change, we recognized medical device revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358, or $0.13 per share, in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

(2)	The net loss recorded in 2018 included a non-cash gain of $1.1 million associated with the warrants issued in December 2015.

The net loss recorded in 2017 included a non-cash gain of $3.9 million associated with the warrants issued in December 2015 and April 2017.

The net loss recorded in 2016 included a non-cash gain of $4.3 million associated with the warrants issued in December 2015.

The net loss recorded in 2015 included a non-cash gain of $2.5 million associated with the warrants issued in December 2015.

See Note 13 to our consolidated financial statements, which appear under Item 8 of this Annual Report on Form 10-K.

(3)
The net loss recorded in 2014 included a non-cash charge of $16.5 million associated with the issuance of warrants in conjunction with our Merger and subsequent private placement offering that included an anti-dilution provision. In December 2015, we recorded a non-cash preferred deemed dividend of $4.7 million related to the sale of convertible preferred stock and warrants. During the year ended December 31, 2016, we recorded a $10.3 million non-cash preferred deemed dividend related to the conversion of the preferred stock sold in 2015.

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

Overview

The following discussion highlights the results of our operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our financial condition and results of operations presented herein. The following discussion and analysis is based on our audited consolidated financial statements contained in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Financial Highlights

•
In April 2017, we sold 3,732,356 shares of our common stock and warrants to purchase 1,866,178 shares of common stock with an exercise price of $4.10 per share, or the April 2017 Warrants for aggregate net proceeds of $10.9 million.

•	In August 2017, we sold an aggregate of 34.0 million shares of our common stock for net proceeds of $33.7 million. In connection with this offering, we repurchased the April 2017 Warrants.

•
In August 2018, we announced additional purchase orders by Ford Motor Company for the EksoVest™ as part of an expanded initiative to help reduce the physical toll of repeated overhead tasks among Ford assembly line workers, in which EksoVest™ was supplied to 15 Ford assembly plants in seven countries.

•
In August 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, under which we may issue and sell shares of our common stock, having an aggregate offering price of up to $25.0 million. In the year ended December 31, 2018, we sold 2.0 million shares of our common stock under the ATM Agreement at an average price of $2.39 per share, for aggregate proceeds of $4.4 million, net of commission and issuance costs, to us.

•
In December 2018, we secured purchase orders for the EksoVest from two global aerospace manufacturers to create and expand pilot programs, respectively. The assistive devices will be piloted by workers on the assembly production lines of commercial and defense airplanes to enhance safety, reduce fatigue and risk of injury.

•
In January 2019, we entered into the China JV to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center. In connection with the China JV, one of the Joint Venture Partner affiliates agreed to purchase an aggregate of 3,067,485 shares of our common stock at a price per share equal to $1.63, for aggregate proceeds to us of $5.0 million, which we received in February 2019. In addition, within thirty (30) business days of the China JV delivering its first batch of finished EksoGT products to a buyer, the China JV or the Joint Venture Partner are to invest a further $5.0 million in our Company in accordance with the terms of the JV Agreement.

Business

We design, develop and sell exoskeleton technology that currently has applications in healthcare and industrial markets. Our wearable exoskeletons are worn over clothing and are mechanically controlled by a trained operator to augment human strength, endurance and mobility.

Our exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We have sold and rented devices that (a) enable individuals with neurological conditions affecting gait (e.g., SCI or stroke) to rehabilitate and to walk again; and (b) allow industrial workers to perform heavy duty or repetitive work for extended periods.

In the U.S. there are about 5.9 million stroke and SCI rehabilitation sessions conducted on about 680,000 stroke and SCI patients at 16,900 facilities, according to LexisNexis Risk Solutions medical claims data.

The first step to achieving our goal is for us to focus on selling and renting our medical exoskeletons to rehabilitation centers and hospitals in the United States and Europe. Ekso Bionics began that effort with the February 2012 sale of Ekso, an exoskeleton for

SCI rehabilitation. We expanded that effort with the launch of our VariableAssist software. VariableAssist software enables users with any amount of lower extremity strength to contribute their own power for either leg to achieve self-initiated walking. Next, we introduced Ekso GT and SmartAssist which builds on the experience of Ekso and VariableAssist, allowing us to expand our sales and marketing efforts beyond SCI-focused centers to centers supporting stroke and related neurological patients. We also continue to offer rental options for Ekso GT to our customers as part of our sales strategy to familiarize customers with the device and demonstrate the value-add to their business, as well as increase adoption. All rentals or sales also include customer training, comprised of both on-line and in-person training of our customers’ physical therapists, to get our customers comfortable using our product and understanding its functionality.

We have continued to progress toward our goal with the roll out of our latest breakthrough innovation, SmartAssist. SmartAssist can aid in promoting early mobility by training patients (PreGait) to walk in an exoskeleton, which should expand access to care to more patients. SmartAssist also includes next generation VariableAssist technology that provides more freedom for healthcare providers to allow patients to power themselves (FreeGait) in the most appropriate ways possible.

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

In parallel to the development and early commercialization of medical exoskeletons, we have commercialized exoskeletons for able-bodied users, specifically for industrial and construction applications.

According to a Bureau of Labor Statistics Report (2012), the U.S. spends over $21 billion per year on workplace related injuries. Our long-term goal is to build industrial products to significantly improve workforce productivity while dramatically reducing workplace related injuries and keeping workers healthy, strong, and safe. We took our first step toward this goal in 2016 with the introduction of the EksoZeroG, and in 2017, built upon that experience with the commercial rollout of the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead while enabling freedom of motion. In 2018, we continued to improve our industrial products while working to increase the rate of commercial adoption.

In order to build the exoskeleton industry and solidify our position as the industry leader, we will continue to act quickly and decisively with strong conviction and resolve. Our long-term goals of leadership in rehabilitation and industrial will require rapid innovation in areas where we already have strong experience, as well as parallel technologies that will enhance or accelerate our business.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified below that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which when capable of being distinct, are accounted for as separate performance obligations.

Our EksoHealth segment revenue is primarily generated through the sale and rental of our Ekso GT and associated software (SmartAssist and VariableAssist), sale of accessories, and support and maintenance contracts (Ekso Care). Revenue from EksoHealth sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from our facility for sales of our Ekso GT, software, and accessories. Ekso Care support and maintenance contracts extend coverage beyond our standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. We receive payment at the inception of the contract and recognize revenue over the term of the agreement. Revenue from medical device rentals is recognized over the lease term, typically over 12 months.

Our EksoWorks segment revenue is generated by the sales of our EksoVest and our EksoZeroG. Revenue from EksoWorks device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from our facility.

Inventory valuation

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress, or WIP. Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

Stock-based Compensation

We measure stock-based compensation expense for certain stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model and recognize the fair value on a straight-line basis over the requisite service periods of the awards.

Our determination of the fair value of stock options on the date of grant using the Black-Scholes option pricing model, or the Black-Scholes Model, is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

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

Warrant Valuation

We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash.

For warrants where there is a possibility that we may have to settle the warrants in cash, we estimate the fair value of the issued warrants as a liability at each reporting date and record changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice model, or Lattice Model, and the Black-Scholes Model. The Lattice Model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. The Black-Scholes Model requires inputs, such as the expected term of the warrants, expected volatility and risk-free interest rate. These values are subject to a significant degree of judgment on our part. Our common stock price represents a significant input that affects the valuation of our warrants.

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017 (dollars in thousands):

	Years ended December 31,
	2018	2017	Change	% Change

Revenue	$11,332	$7,353	$3,979	54%
Cost of revenue	7,023	5,284	1,739	33%
Gross profit	4,309	2,069	2,240	108%

Operating expenses:
Sales and marketing	13,827	13,156	671	5%
Research and development	5,847	9,483	(3,636)	(38)%
General and administrative	11,700	10,715	985	9%
Restructuring	—	659	(659)	(100)%
Change in fair value, contingent liabilities	(35)	(332)	297	(89)%
Total operating expenses	31,339	33,681	(2,342)	(7)%

Loss from operations	(27,030)	(31,612)	4,582	(14)%

Other income, net:
Interest expense	(600)	(648)	48	(7)%
Gain on warrant liability	1,063	3,909	(2,846)	(73)%
Loss on repurchase of warrants	—	(1,067)	1,067	(100)%
Other (expense) income, net	(425)	296	(721)	(244)%
Total other income, net	38	2,490	(2,452)	(98)%

Net loss	$(26,992)	$(29,122)	$2,130	(7)%

Revenue

Revenue increased $4.0 million, or 54%, for the year ended December 31, 2018, compared to the same period of 2017. This increase was made up of a $3.0 million increase in medical device revenue and $1.0 million increase in industrial device revenue, primarily due to a higher volume of industrial device sales and medical device rentals.

Gross Profit

Gross profit increased $2.2 million, or 108%, for the year ended December 31, 2018 compared to the same period of 2017, primarily due to higher sales volume and average selling price of medical devices.

Operating Expenses

Sales and marketing expenses increased $0.7 million, or 5%, for the year ended December 31, 2018, compared to the same period of 2017. This was primarily due to $0.4 million of severance costs related to the departures of the President of our EksoWorks business unit, our Chief Marketing officer and other marketing employees, and a $0.3 million increase in clinical research activity.

Research and development expenses decreased $3.6 million, or 38%, for the year ended December 31, 2018, compared to the same period of 2017, primarily due to lower employment costs as a result of the company-wide reduction in workforce in May 2017.

General and administrative expenses increased $1.0 million, or 9%, for the year ended December 31, 2018, compared to the same period of 2017. This increase was primarily due to severance expense of $0.7 million and additional stock-based compensation expense from the modification of equity awards of $0.7 million related to the departure of the Chief Executive Officer and Chief Financial Officer and higher legal expense, partially offset by lower employment and consulting expenses as a result of the company-wide reduction in workforce in May 2017.

Restructuring expense of $0.7 million for the year ended December 31, 2017 included employee severance payments of $0.4 million, stock compensation expense of $0.2 million related to restricted stock units issued to terminated employees, and $0.1 million of other related severance related benefits. There was no comparable amount during the same period in 2018.

Change in fair value, contingent liabilities decreased $0.3 million, or 89%, for the year ended December 31, 2018 compared to the same period of 2017. This was due to the decrease in the fair value of the contingent consideration liability related to Equipois sales earn-outs as the obligation was no longer contingent as of December 31, 2018 and fair value of contingent success fee related to the outstanding debt with our lender in conformance with the decrease in our stock price.

Other Income, Net

Gain on revaluation of warrant liabilities of $1.1 million for the year ended December 31, 2018, related to warrants issued in 2015. Gain on revaluation of warrant liabilities of $3.9 million for the year ended December 31, 2017, related to warrants issued in 2015 and 2017. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Loss on repurchase of warrants of $1.1 million for the year ended December 31, 2017, was associated with the difference in the fair value of the April 2017 Warrants on the date of repurchase and the repurchase price. There was no comparable amount during the same period in 2018.

Other (expense) income, net decreased $0.7 million, or 244%, for the year ended December 31, 2018, compared to the same period of 2017, due to unrealized gains and losses on foreign currency revaluations of monetary assets and liabilities.

Financial Condition, Liquidity and Capital Resources

Since our inception, we have devoted our efforts toward the development of exoskeletons for the medical and industrial markets, toward the commercialization of our medical exoskeletons to rehabilitation centers and toward raising capital. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

Cash and Working Capital

Cash on hand at December 31, 2018 was $7.7 million, compared to $27.8 million at December 31, 2017. Since our inception, we have incurred recurring net losses and negative cash flows from operations. We have incurred net losses of $27.0 million and $29.1 million for the years ended December 31, 2018 and 2017, respectively. In addition, our operating activities have used $22.2 million and $31.2 million in cash for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had an accumulated deficit of $171.1 million and cash on hand of $7.7 million.  Largely as a result of significant research and development activities related our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. In the year ended December 31, 2018, we used $22.2 million of cash in our operations.

Cash on hand at December 31, 2018 was $7.7 million, compared to $27.8 million at December 31, 2017. As noted in Note 9 in the notes to our consolidated financial statements under the caption Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of December 31, 2018, the most recent determination of this restriction, $5.3 million of cash must remain as unrestricted, with such amounts to be re-computed at each month end. After considering cash restrictions, effective unrestricted cash as of December 31, 2018 is estimated to be $2.4 million. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing, we believe we have sufficient resources to meet our financial obligations until late in the second quarter of 2019. We will require significant additional financing. Our actual capital requirements may vary significantly and will depend on many factors. Our plans to continue our investments (i) in clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in research, development and commercialization activities with respect to an Ekso robotic exoskeleton for rehabilitation, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

We are actively pursuing opportunities to obtain additional financing through public or private equity and/or debt financings, corporate collaborations and government grants or other funding. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. Our use of any government grants or funds may require us to give preferential licensing terms to such source of funding, or to commit to conduct operations in certain jurisdictions. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to further reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2018	2017
Cash, beginning of period	$27,813	$16,846
Net cash used in operating activities	(22,165)	(31,226)
Net cash used in investing activities	(131)	(456)
Net cash provided by financing activities	2,273	42,568
Effect of exchange rate changes on cash	(135)	81
Cash, end of period	$7,655	$27,813

Net Cash Used in Operating Activities

Net cash used in operations decreased $9.1 million, or 29%, for the year ended December 31, 2018, compared to the same period of 2017, primarily due to decreased employment costs as a result of the company-wide reduction in workforce in May 2017 and an increase in cash collections related to an increase in sales.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.3, or 71%, during the year ended December 31, 2018, compared to the same period of 2017, primarily due to the absence of capitalized implementation cost associated with our new enterprise resource planning system which was implemented in October 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $2.3 million for the year ended December 31, 2018 was from the sale of common stock under our "at the market offering" program resulting in cash proceeds of $4.4 million, partially offset by aggregate principal payments of $2.2 million related to our $7.0 million term loan.

Net cash provided by financing activities of $42.6 million for the year ended December 31, 2017 was driven by proceeds from the sale of common stock related to the Rights Offering in August 2017 and the equity financing in April 2017.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2018, we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2018.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years	After 5 Years
Term loan	$5,521	$2,632	$2,889	$—	$—
Facility operating leases	1,923	541	1,382	—	—
Purchase obligations	1,459	1,459	—	—	—
Capital lease	59	37	22	—	—
Total	$8,962	$4,669	$4,293	$—	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1.5 million as of December 31, 2018, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Recent Accounting Pronouncements

See Note 2 in the notes to our consolidated financial statements under the caption Recent Accounting Pronouncements for a discussion of new accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We report our financial results in U.S. dollars; however, we conduct business in foreign countries. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. subsidiaries at the period-end exchange rate, equity at historical exchange rates, and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity.

We generate a portion of our revenue and collect receivables in foreign currencies outside of the U.S. and, as such, we have foreign currency exposure. Currently, we sell our products mainly in United States dollars, Euros, and Singapore dollars although we may in the future transact business in other currencies. Future fluctuations in the foreign exchange rates of these currencies can result in foreign exchange gains and losses which may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2018, sales denominated in foreign currencies were approximately 37% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.4 million decrease to revenues for 2018.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our term loan. The variable interest rate related to our long-term debt is charged at a floating rate based on a U.S. 30-day London Interbank Offered Rate (“LIBOR”) plus 5.41%.  A hypothetical 10% change in the LIBOR rate would have an immaterial impact on our annualized interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ekso Bionics Holdings, Inc.
Richmond, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations since inception and an accumulated deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
February 28, 2019
We have served as the Company's auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ekso Bionics Holdings, Inc.
Richmond, California

Opinion on Internal Control over Financial Reporting
We have audited Ekso Bionics Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ OUM & CO. LLP

San Francisco, California
February 28, 2019

Ekso Bionics Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$7,655	$27,813
Accounts receivable, net of allowances of $128 and $212, respectively	3,660	2,760
Inventories, net	3,371	3,025
Prepaid expenses and other current assets	281	1,339
Total current assets	14,967	34,937
Property and equipment, net	2,365	2,249
Intangible assets, net	—	491
Goodwill	189	189
Other assets	134	122
Total assets	$17,655	$37,988

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,156	$2,420
Accrued liabilities	3,541	3,503
Deferred revenues, current	1,102	1,103
Note payable, current	2,333	2,139
Total current liabilities	10,132	9,165
Deferred revenues	1,495	816
Note payable, net	2,648	4,830
Warrant liability	585	1,648
Other non-current liabilities	67	138
Total liabilities	14,927	16,597
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 62,963 and 59,943, shares issued and outstanding at December 31, 2018 and 2017, respectively	63	60
Additional paid-in capital	173,903	165,825
Accumulated other comprehensive loss	(92)	(340)
Accumulated deficit	(171,146)	(144,154)
Total stockholders' equity	2,728	21,391
Total liabilities and stockholders' equity	$17,655	$37,988

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years ended December 31,
	2018	2017
Revenue	$11,332	$7,353
Cost of revenue	7,023	5,284
Gross profit	4,309	2,069

Operating expenses:
Sales and marketing	13,827	13,156
Research and development	5,847	9,483
General and administrative	11,700	10,715
Restructuring	—	659
Change in fair value, contingent liabilities	(35)	(332)
Total operating expenses	31,339	33,681

Loss from operations	(27,030)	(31,612)

Other income, net:
Interest expense	(600)	(648)
Gain on warrant liability	1,063	3,909
Loss on repurchase of warrants	—	(1,067)
Other (expense) income, net	(425)	296
Total other income, net	38	2,490

Net loss	(26,992)	(29,122)
Foreign currency translation adjustments	248	(419)
Comprehensive loss	$(26,744)	$(29,541)

Net loss per share, basic and diluted	$(0.44)	$(0.82)
Weighted average number of shares outstanding, basic and diluted	61,229	35,609

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	21,894	$22	$121,291	$79	$(114,861)	$6,531
Net loss	—	—	—	—	—	—	(29,122)	(29,122)
Issuance of common stock under:
April 2017 equity financing, net of underwriting discount & issuance costs of $662	—	—	3,732	4	11,054	—	—	11,058
Equipois supply and sales earn-outs	—	—	90	—	237	—	—	237
August 2017 equity financing, net of issuance costs of $227	—	—	34,000	34	33,739	—	—	33,773
Equity incentive plan	—	—	197	—	46	—	—	46
Issuance of common stock upon exercise of warrants	—	—	30	—	174	—	—	174
Issuance of warrants	—	—	—	—	(3,301)	—	—	(3,301)
Stock-based compensation expense	—	—	—	—	2,414	—	—	2,414
Cumulative retrospective adjustment to retained earnings for ASU 2016-09 adoption	—	—	—	—	171	—	(171)	—
Foreign currency translation adjustments	—	—	—	—	—	(419)	—	(419)
Balance at December 31, 2017	—	—	59,943	60	165,825	(340)	(144,154)	21,391
Net loss	—	—	—	—	—	—	(26,992)	(26,992)
Issuance of common stock under:
ATM program, net of commission & issuance costs of $274	—	—	2,032	2	4,444	—	—	4,446
Equipois sales earn-out	—	—	18	—	28	—	—	28
Equity incentive plan	—	—	571	1	(61)	—	—	(60)
Matching contribution to 401(k) plan	—	—	221	—	508	—	—	508
In lieu of cash compensation	—	—	178	—	291	—	—	291
Stock-based compensation expense	—	—	—	—	2,868	—	—	2,868
Foreign currency translation adjustments	—	—	—	—	—	248	—	248
Balance at December 31, 2018	—	$—	62,963	$63	$173,903	$(92)	$(171,146)	$2,728

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Years ended December 31,
	2018	2017
Operating activities
Net loss	$(26,992)	$(29,122)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,515	1,748
Inventory allowance expense	191	73
Provision (recovery) for doubtful accounts	(50)	105
Loss on disposal of property and equipment	126	—
Amortization of debt discount and accretion of final payment fee	152	179
Gain on change in fair value of contingent liabilities	(35)	(213)
Common stock contribution to 401(k) plan	212	509
Stock-based compensation expense	2,868	2,414
Change in fair value of warrant liability	(1,063)	(3,909)
Loss on repurchase of warrants	—	1,067
Unrealized loss (gain) on foreign currency transactions	381	(500)
Changes in operating assets and liabilities
Accounts receivable	(850)	(1,085)
Inventories	(1,655)	(2,096)
Prepaid expense and other assets, current and noncurrent	1,046	(862)
Accounts payable	752	77
Accrued liabilities	559	105
Deferred revenues	678	284
Net cash used in operating activities	(22,165)	(31,226)
Investing activities
Acquisition of property and equipment, net	(131)	(456)
Net cash used in investing activities	(131)	(456)
Financing activities
Principal payments on notes payable	(2,174)	(54)
Proceeds from issuance of common stock, net	4,446	42,463
Proceeds from exercise of stock options	1	46
Proceeds from exercise of common stock warrants	—	113
Net cash provided by financing activities	2,273	42,568
Effect of exchange rate changes on cash	(135)	81
Net (decrease) increase in cash	(20,158)	10,967
Cash at beginning of the period	27,813	16,846
Cash at end of the period	$7,655	$27,813

Supplemental disclosure of cash flow activities
Cash paid for interest	$457	$429
Cash paid for income taxes	$18	$20

Supplemental disclosure of non-cash activities
Transfer of inventory to equipment	$1,118	$554
Share issuance for common stock contribution to 401(k) plan	$508	$—

Share issuance for in lieu of cash compensation	$291	$—
Share issuance for vesting of restricted stock	$1	$—
Equipois sales earn-out	$28	$47
Equipois supply earn-out	$—	$189
April 2017 warrant issuance	$—	$3,301
Repurchase of April 2017 warrants and share issuance	$—	$2,245
Cumulative retrospective adjustment to retained earnings for ASU 2016-09 adoption	$—	$171
Reclassification of warrant liability to equity upon exercise of warrants	$—	$62

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1. Organization

Description of Business

Ekso Bionics Holdings, Inc., or the Company, designs, develops and sells exoskeleton technology that has applications in healthcare and industrial markets. Our wearable exoskeletons are worn over clothing and are mechanically controlled by a trained operator to augment human strength, endurance and mobility.

Our exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. We have sold and rented devices that (a) enable individuals with neurological conditions affecting gait (e.g., spinal cord injury or stroke) to rehabilitate and to walk again; and (b) allow industrial workers to perform heavy duty or repetitive work for extended periods.

Unless otherwise indicated, all dollar and share amounts included in these notes to the consolidated financial statements are in thousands.

Liquidity and Going Concern

As of December 31, 2018, the Company had an accumulated deficit of $171,146.  Largely as a result of significant research and development activities related to the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the year ended December 31, 2018, the Company used $22,165 of cash in its operations.

Cash on hand at December 31, 2018 was $7,655, compared to $27,813 at December 31, 2017. As noted in Note 9, Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of December 31, 2018, the most recent determination of this restriction, $5,269 of cash must remain as unrestricted, with such amounts to be re-computed at each month end. After considering cash restrictions, effective unrestricted cash as of December 31, 2018 is estimated to be $2,386. Based on the current forecast, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, the Company believes it has sufficient resources to meet its financial obligations until late in the second quarter of 2019. The Company will require significant additional financing. The Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for rehabilitation, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

The Company is actively pursuing opportunities to obtain additional financing through public or private equity and/or debt financings and corporate collaborations. Sales of additional equity securities by the Company could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company may be required to further reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States or U.S. GAAP. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

have been made to prior year amounts to conform to the current year’s presentation. Such reclassifications had no net effect on previously reported financial results.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to revenue recognition, deferred revenue and the deferral of associated costs, valuation of acquired intangible assets and goodwill, useful lives assigned to long-lived assets, realizability of deferred tax assets, valuation of common stock warrants, contingencies, accrued warranty expense, going concern, reserve for excess and obsolete inventory, and the valuation of options. Actual results could differ from those estimates.

Foreign Currency

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entity's functional currency, are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) presented on the consolidated balance sheets for the year ended December 31, 2018, is reflected in the table below net of tax:

Foreign Currency Translation
Balance at December 31, 2017	$(340)
Current period other comprehensive income	248
Balance at December 31, 2018	$(92)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings. The Company did not have any cash equivalents or investments in money market funds as of December 31, 2018 and 2017.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe and Asia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectibility and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable during the years ended December 31, 2018 and 2017. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign contracts.

At December 31, 2018, the Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (19%) compared with one customer at December 31, 2017 (10%).

The Company had no customers with sales of 10% or more of the Company’s total revenue for the years ended December 31, 2018 and 2017.

Inventories, net

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress or WIP. Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

Inventories consisted of the following:

	December 31,
	2018	2017
Raw materials	$2,055	$1,737
Work in progress	331	—
Finished goods	1,351	1,463
	3,737	3,200
Less: inventory reserve	(366)	(175)
Inventories, net	$3,371	$3,025

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life or the related term of the lease. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from the Company’s use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment or intangible assets were impaired as of December 31, 2018 and 2017. No impairment loss has been recognized in the years ended December 31, 2018 and 2017.

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. We perform impairment tests using a fair value approach when necessary. None of the Company’s goodwill was impaired as of December 31, 2018 and 2017. No impairment loss has been recognized in the years ended December 31, 2018 and 2017.

Warrant Valuation

We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash.

For warrants where there is a possibility that we may have to settle the warrants in cash, we estimate the fair value of the issued warrants as a liability at each reporting date and record changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice model, or Lattice, and the Black-Scholes Option Pricing model. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. The Black-Scholes Model requires inputs, such as the expected term of the warrants, expected volatility and risk-free interest rate. These values are subject to a significant degree of judgment on our part. The Company’s common stock price represents a significant input that affects the valuation of the warrants.

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification or ASC, 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

The Company’s medical device segment revenue is primarily generated through the sale and rental of the Ekso GT and associated software (SmartAssist and VariableAssist), and sale of accessories, and support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the Ekso GT, software, and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognize revenue over the term of the agreement. Revenue from medical device leases is recognized over the lease term, typically over 12 months.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The Company’s industrial device segment revenue is generated by the sales of the upper body exoskeleton (EksoVest) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility.

Research and Development

Research and development costs consist of costs incurred for internal research and development activities. These costs primarily include salaries and other personnel-related expenses, contractor fees, legal fees associated with developing and maintaining intellectual property, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility. Such costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded in sales and marketing expense as incurred. Advertising expense was $123 and $160 for the years ended December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842) and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) to supersede existing guidance on accounting for leases in ASC 840, Leases (ASC 840). Topic 842 requires the Company to recognize on its balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing the lessee's right to use, or control the use of a specified asset for the lease term for any operating lease with a term greater than one year. This standard is effective for annual and interim reporting periods beginning after December 15, 2018. This standard is effective for the Company in the first quarter of 2019. We intend to use the modified retrospective approach, under which the Company applies the standard to each lease that had commenced as of the beginning of the reporting period in which the Company first applies the new lease standard. In addition, the Company will elect to apply the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carry forward the historical lease classification.

The adoption of this standard will have a material impact on the Company’s consolidated balance sheets, with the recognition of right of use assets and corresponding lease liabilities. As further described in Note 16, Commitments and Contingencies, the Company had minimum lease commitments under non-cancellable operating leases totaling $1.9 million as of December 31, 2018. The adoption of this standard will not have a material impact on the Company’s consolidated statements of operations or cash flows, nor will it have a material impact on the financial covenants set forth in the Company's long-term debt agreement.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities are required to record an impairment charge based on the excess of the carrying amount over its fair value. This update will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not expect the impact of adopting ASU 2017-04 to be material on its consolidated financial statements.

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

Accounting Pronouncements Adopted in 2018

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

	Years ended December 31,
	2018	2017
Numerator:

Net loss	$(26,992)	$(29,122)
Adjusted net loss used for dilution calculation	$(26,992)	$(29,122)

Denominator
Weighted-average number of shares outstanding	61,229	35,609
Dilutive weighted-average number of shares outstanding	61,229	35,609

Net loss per share
Basic	$(0.44)	$(0.82)
Diluted	$(0.44)	$(0.82)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years ended December 31,
	2018	2017
Options to purchase common stock	6,466	3,156
Restricted stock units	278	616
Warrants for common stock	3,396	3,396
Total common stock equivalents	10,140	7,168

4. Intangible Assets

On December 1, 2015, the Company acquired substantially all of the assets of Equipois, LLC, a New Hampshire limited liability company or Equipois, for an initial payment of approximately $1,100, paid for by issuance of the Company’s common stock pursuant to an asset purchase agreement among the Company, Ekso Bionics, Inc., Equipois and Allard Nazarian Group, Inc. The Company recorded $1,610 to intangible assets as of the acquisition date and has amortized the value of the technology, customer relationships and trade name over an estimated useful life of 3 years.  Amortization expense related to the acquired intangible assets was $491 and $535 for the years ended December 31, 2018 and 2017, respectively, and was included as a component of operating expenses in the consolidated statement of operations and comprehensive loss.

The following table reflects the amortization of the acquired intangible assets as of December 31, 2018:

	Cost	Accumulated Amortization	Net	Estimated Useful Life
Developed technology	$1,160	$(1,160)	$—	3 years
Customer relationships	70	(70)	—	3 years
Customer trade name	380	(380)	—	3 years
	$1,610	$(1,610)	$—

5. Fair Value Measurements

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2018
Liabilities
Warrant liability	$585	$—	$—	$585
Contingent success fee liability	$34	$—	$—	$34

December 31, 2017
Liabilities
Warrant liability	$1,648	$—	$—	$1,648
Contingent consideration liability	$42	$—	$—	$42
Contingent success fee liability	$39	$—	$—	$39

During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended December 31, 2018, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Consideration Liability	Contingent Success Fee Liability
Balance at December 31, 2017	$1,648	$42	$39
Gain on revaluation of 2015 warrants	(1,063)
Gain on revaluation	—	(30)	(5)
Reclassification to accrued liabilities	—	(12)	—
Balance at December 31, 2018	$585	$—	$34

See Note 13 in the notes to our consolidated financial statements under the caption Capitalization and Equity Structure – Warrants – 2015 Warrants for a description of the warrants accounted for as a liability, including the method and inputs used to estimate their fair value.

The contingent consideration liability was valued using the Probability Weighted Value Analysis which considered performance based contingent payments for both the supply and sales functions of the Company, and both buyer and seller options. Any changes in the fair value of this contingent consideration liability are recognized in loss from operations in the period of the change. For the year ended December 31, 2017, we reclassified $38 from the contingent consideration liability to accrued liabilities as of

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

December 31, 2017, to be paid in shares of common stock in the first quarter of 2018. Due to a decrease in our stock price between December 31, 2017 and the final payment calculation, we recorded a gain of $10 on the difference between the value of the consideration paid on March 20, 2018 of $28 and the value of the accrued liability at December 31, 2017 of $38, which was reclassified from the accrued liability. For the year ended December 31, 2018, we reclassified $12 from the contingent consideration liability to accrued liabilities, to be paid in shares of common stock in the first quarter of 2018.  The Company also recorded a non-cash gain on the change in fair value of the remaining contingent consideration liability of $20 in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

The contingent consideration liability is measured at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are sales projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings. The amount settled that is less than or equal to the liability on the acquisition date is reflected as non-cash financing activities in our consolidated statements of cash flows. Any amount settled in excess of the liability on the acquisition date is reflected as non-cash operating activities. Any changes in the estimated fair value of our contingent consideration liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in our statements of operations and comprehensive loss.

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

Deferred revenues consisted of the following:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	December 31, 2018	December 31, 2017
Deferred extended maintenance and support	$2,114	$1,763
Deferred royalties	300	—
Deferred device revenues	70	31
Customer deposits and advances	62	52
Deferred rental income	51	73
Total deferred revenues	2,597	1,919
Less current portion	(1,102)	(1,103)
Deferred revenues, non-current	$1,495	$816

Deferred revenue activity consisted of the following:

December 31, 2018
Beginning balance	$1,919
Deferral of revenue	2,230
Recognition of deferred revenue	(1,552)
Ending balance	$2,597

At December 31, 2018, the Company’s deferred revenue, was $2,597. Excluding customer deposits, the Company expects to recognize approximately $1,033 of the deferred revenue in 2019, $738 in 2020, and $764 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $944  related to its contracts for rental units with its customers. These rental contracts are classified as operating leases, with typically 12-month lease terms.

As of December 31, 2018 and 2017, accounts receivable, net of allowance for doubtful accounts, were $3,660 and $2,760, respectively, and are included in current assets on the Company’s consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2018:

	Medical	Industrial	Other	Total
Device revenue	$6,403	$2,360	$—	$8,763
Service, support and rentals	2,100	—	—	2,100
Parts and other	323	118	—	441
Collaborative arrangements	—	—	28	28
	$8,826	$2,478	$28	$11,332

7. Property and Equipment, net

Property and equipment, net consisted of the following:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	Estimated	December 31,
	Life (Years)	2018	2017
Company owned fleet	3-4	$3,794	$2,890
Machinery and equipment	3-7	289	760
Computers and peripherals	3-5	77	572
Computer software	3-5	818	877
Leasehold improvement	5-10	631	631
Tools, molds, dies and jigs	5	69	50
Furniture, office and leased equipment	3-7	555	637
		6,233	6,417
Accumulated depreciation and amortization		(3,868)	(4,168)
Property and equipment, net		$2,365	$2,249

Depreciation and amortization expense of property and equipment, net totaled $1,009 and $1,197 for the years ended December 31, 2018 and 2017, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2018	2017
Salaries, benefits and related expenses	$2,446	$2,850
Device warranty	307	232
Severance	270	—
Clinical trials	227	136
Capital lease obligation	35	34
Other	256	251
Total	$3,541	$3,503

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the U.S. and two years in Europe, the Middle East, Africa, and Asia. A liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. Specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the consolidated statements of operations and comprehensive loss as a component of costs of revenue.

	Warranty
	2018	2017
Balance at beginning of the period	$232	$204
Additions for estimated future expense	362	207
Incurred costs	(287)	(179)
Balance at end of the period	$307	$232

Current portion	295	232
Long-term portion	12	—
Total	$307	$232

9. Long-Term Debt

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company has been required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $178 has accreted as of December 31, 2018, to be paid in 2021 and is included as a component of note payable on the Company’s consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the consolidated statements of operations and comprehensive loss. The success fee is classified as a component of other non-current liabilities in the consolidated balance sheets. At December 31, 2018, the fair value of the contingent success fee liability was $34.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus (a) certain expenses and (b) the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $5,269 as of December 31, 2018, the most current determination date, with the amount subject to change on a month-to-month basis. At December 31, 2018, with cash on hand of $7,655, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 9.96% for the year ended December 31, 2018. The final payment fee, the initial fair value of the success fee and the debt issuance costs was and will be accreted, amortized and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table presents scheduled principal payments of our long-term debt and final payment fee as of December 31, 2018:

Period	Amount
2019	$2,333
2020	2,333
2021	440
Total principal payments	5,106
Less final payment fee, discount and issuance cost	125
Long-term debt, net	$4,981

Current portion	2,333
Long-term portion	2,648
Long-term debt, net	$4,981

10. Lease Obligations

In May 2017, the Company renewed its operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The operating lease agreement expires in May 2022.

In July 2017, the Company entered into an operating lease agreement for its European operations office in Hamburg, Germany. The initial Hamburg lease term ends in July 2022. The Company has an option to extend the lease for another five-year term. The Company has an unoccupied leased sales office in Freiburg, which has a lease term expiring in December 2020. In 2018, the Company recorded a $175 charge in sales and marketing expense in the consolidated statement of operations and comprehensive loss relating to remaining obligation of the lease.

In August 2015, the Company entered into a long-term capital lease obligation for equipment. The aggregate principal of the lease is $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This capital lease is classified as a component of accrued liabilities and other non-current liabilities in the consolidated balance sheets.

Rent expense under the Company’s operating leases was $719 and $486, for the years ended December 31, 2018 and 2017, respectively.

The Company estimates future minimum operating leases payments as of December 31, 2018 to be the following:

Period	Operating Leases
2019	$541
2020	554
2021	566
2022	262
2023	—
Total minimum payments	$1,923

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan or the 401(k) Plan in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan.

In August 2017, the Company’s Board of Directors approved a match benefit to the 401(k) Plan in the form of shares of the Company’s common stock equal to 100% of each employee's elected deferral (up to the statutory limit) for the year ended December 31, 2017 and 50% for each year thereafter. The Company made matching contribution to the 401(k) Plan in an amount equal to

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

50% and 100% of employee contributions, for the year ended December 31, 2018 and 2017, respectively. The expense related to the contribution was $212 and $509 for the year ended December 31, 2018 and 2017, respectively.

12. Related Party Transactions

One of the Company’s directors, Dr. Ted Wang, is the founder, general partner and Chief Investment Officer of Puissance Capital Management LP, or Puissance Capital, which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of the Company’s largest stockholders. Prior to Dr. Wang’s appointment to the Board in connection with the Rights Offering in September 2017, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC, or Angel Pond, an entity solely owned and managed by Dr. Wang and affiliated with Puissance Capital. Angel Pond assists the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partners and the development of strategic partnerships for the sale and manufacture of the Company’s products in that market. During the year ended December 31, 2017, the Company made aggregate payments of $2,195 to Angel Pond, representing consulting services for one year.  These fees were recognized ratably to expense over the one-year period, resulting in $1,075 expense charged to general and administrative expense for the year ended December 31, 2018. During the year ended December 31, 2018, the Company made additional aggregate payments of $90 to Angel Pond and held an additional $90 in accrued expenses as of December 31, 2018 in connection with consulting services provided by Angel Pond, which were expensed in the consolidated statement of operations and comprehensive loss.

The Company has license agreements and various collaboration agreements (see Note 16, Commitments and Contingencies) with the Regents of the University of California, Berkeley, or RUC, and for which RUC received shares of common stock of the Company. As of the second quarter of 2015, RUC no longer holds such shares. Total payments made to RUC for the years ended December 31, 2018 and 2017, were $81 and $66, respectively. As of December 31, 2018 and 2017, amounts payable to RUC amounted to $57 and $31, respectively.

13. Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at December 31, 2018 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At December 31, 2018, 62,963 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the Board of Directors may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There is no cumulative voting for the election of directors. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of common stock is duly and validly issued, fully paid, and non-assessable.

Reverse Stock Split

After the close of the stock market on May 4, 2016, the Company effected a 1-for-7 reverse split of its common stock. As a result, all amounts included in this filing with respect to shares of the Company’s common stock issued prior to May 4, 2016 have been retroactively reduced by a factor of seven and all per share amounts with respect to shares of the Company’s common stock issued prior to May 4, 2016 have been increased by a factor of seven, with the exception of our common stock par value. Amounts affected include common stock outstanding on May 4, 2016, including the issuance of new shares of common stock as a result of the conversion of preferred stock and the exercise of stock options and warrants prior to such date.

At-the-market Offering

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

In August 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or ATM Agreement, with Cantor Fitzgerald & Co., or the Agent, under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent, by methods deemed to be an “at the market offering.” Shares having an aggregate offering price of up to $25,000 may be offered and sold under the prospectus and prospectus supplement filed with the SEC related to such offering, or the ATM Prospectus. For the year ended December 31, 2018, the Company sold 2,032 shares of common stock under the ATM Agreement at an average price of $2.39 per share, for aggregate proceeds of $4,446, net of commission and issuance costs, to the Company. As of December 31, 2018, approximately $20,134 aggregate offering price of the Company's common stock remained available for issuance pursuant to the ATM Prospectus.

August 2017 Rights Offering

In August 2017, the Company commenced a $34,000 rights offering or Rights Offering to its existing stockholders and certain warrant holders of the Company on the record date of August 10, 2017. The subscription price was $1.00 per share and each subscription right provided 1.1608 shares of the Company’s common stock plus an oversubscription right, subject to availability. Concurrent with the rights offering, the Company entered into a purchase agreement or the Backstop Investment Agreement with Puissance Cross-Border Opportunities II LLC, or the Backstop Investor. The Backstop Investment Agreement contemplated the purchase of any unsubscribed shares from the Rights Offering under the same terms, subject to a cap of 40% of the Company’s total outstanding shares. Under the Backstop Investment Agreement, 20,535 shares of our common stock or Puissance Shares were issued to the Backstop Investor. The Puissance Shares were issued in an unregistered offering, and were subsequently registered by the Company for resale to the public pursuant to a registration rights agreement entered into with the Backstop Investor.

In connection with the Rights Offering, the Company entered into a Warrant Repurchase and Amendment Agreement, or Repurchase Agreement, with all of the holders of the warrants issued in April 2017, or April 2017 Warrants. Under the Repurchase Agreement, the Company agreed to repurchase the April 2017 Warrants from each holder thereof at a price of $1.23 per underlying share. The Company’s obligation to repurchase the warrants was subject to the warrant holder’s participation in the Rights Offering. The Repurchase Agreement also permitted the holders of the April 2017 Warrants to use all or a portion of the consideration received as a result of the Company’s repurchase of the April 2017 Warrants to pay the subscription price for the exercise of their subscription rights in the Rights Offering. Upon the closing of the Rights Offering the Company repurchased April 2017 Warrants exercisable for 1,866 shares and applied consideration of $2,245 to the subscribed shares in the Rights Offering.

The Company sold an aggregate of 13,465 shares of its common stock to existing stockholders and certain warrant holders, including the holders of the April 2017 Warrants, in the Rights Offering for gross proceeds of $13,465, which after deducting expenses, totaling approximately $286, resulted in net proceeds of $13,179 from the Rights Offering; and sold the Puissance Shares to the Backstop Investor pursuant to the Backstop Investment Agreement for gross proceeds of $20,535. Of the $286 in direct issuance costs, warrants with a fair value of $131 have been issued to an information agent. The warrants are classified as equity in the statement of stockholders’ equity.

April 2017 Common Stock Offering

In April 2017, the Company sold in a registered direct offering, or the 2017 Registered Direct Offering, an aggregate of 3,732 shares of its common stock, par value $0.001 per share, and warrants to purchase 1,866 shares of common stock. The aggregate net proceeds of the transaction were approximately $10,919.

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

Warrants

Warrant share activity for the year ended December 31, 2018 was as follows:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Source	Exercise Price	Term (Years)	December 31, 2017	Issued	Expired	Exercised	December 31, 2018
Information Agent Warrants	$1.50	3	200	—	—	—	200
2015 Warrants	$3.74	5	1,604	—	—	—	1,604
2014 PPO and Merger warrants
Placement agent warrants	$7.00	5	426	—	—	—	426
PPO warrants	$14.00	5	1,078	—	—	—	1,078
Pre-2014 warrants	$9.66	9-10	88	—	—	—	88
			3,396	—	—	—	3,396

Information Agent Warrants

In September 2017, in connection with the Rights Offering in August of 2017, the Company issued warrants to purchase 200 shares of the Company’s common stock with an exercise price of $1.50 to an information agent or the Information Agent Warrants. The Information Agent Warrants became exercisable immediately upon issuance. These warrants were recorded in stockholders’ equity on the Company’s consolidated balance sheet.

April 2017 Warrants

In April 2017, in connection with the 2017 Registered Direct Offering, the Company issued the April 2017 Warrants to purchase 1,866 shares of the Company’s common stock with an exercise price of $4.10 per share. The April 2017 Warrants were to become exercisable six months following the issuance date and were to expire five years from the date they became exercisable. The April 2017 Warrants contained a put-option provision. Under this provision, while the April 2017 Warrants were outstanding, if the Company entered into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity would, at the option of each warrant holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction, calculated using the Black-Scholes Model. Because of this put-option provision, a portion of the proceeds from the sale of common stock in the 2017 Registered Direct Offering was recorded as a warrant liability equal to the fair value of the warrants on the date of issuance and the April 2017 Warrants were marked to market at each reporting date. Issuance costs allocated to the April 2017 Warrants were $185 and were expensed as financing costs on the date of issuance. All of the issued and outstanding April 2017 Warrants were repurchased at a price of $1.23 per underlying share, as a result of the Rights Offering. As of December 31, 2018, none of the April 2017 Warrants remained outstanding.

2015 Warrants

In December 2015, the Company issued warrants to purchase 2,122 shares with an exercise price of $3.74 per share, or the 2015 Warrants. The 2015 Warrants contain a put-option provision. Under this provision, while the 2015 Warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity will, at the option of each warrant holder, exercisable at any time within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction, calculated using the Black-Scholes Model. Because of this put-option provision, the 2015 Warrants are classified as a liability and are marked to market at each reporting date. During the years ended December 31, 2016 and 2017, 488 shares and 30 shares, respectively, of the 2015 warrants, were exercised. None of the 2015 Warrants were exercised during the year ended December 31, 2018.

The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. These values are subject to a significant degree of judgment on our part. The Company’s common stock price represents a significant input that affects the valuation of the warrants.

The Company estimated the fair value of the warrant liability by using a Black-Scholes Model. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2015 Warrants as of the years ended:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	December 31, 2018	December 31, 2017
Current share price	$1.24	$2.13
Conversion price	$3.74	$3.74
Risk-free interest rate	2.48%	1.98%
Expected term (years)	1.99	2.99
Volatility of stock	104%	95%

2014 PPO and Merger Warrants and Pre-Merger Warrants

On January 15, 2014, a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. named Ekso Acquisition Corp. merged with and into Ekso Bionics, Inc., or the Merger. Concurrently with the closing of the Merger and in contemplation of the Merger, the Company closed a private placement offering, or PPO, in which it issued warrants to purchase a total of 5,151 shares of common stock of which 4,329 were at an exercise price of $14.00 per share, and the balance of which were at an exercise price of $7.00 per share. The aforementioned warrants expired January 14, 2019.

Warrants to purchase preferred stock of Ekso Bionics Inc. outstanding prior to the Merger were converted into warrants to purchase 89 shares of common stock of the Company in connection with the Merger, or the Merger Warrants. As of December 31, 2018, there remained Merger Warrants to purchase 88 shares of the Company’s common stock outstanding, with the following terms: (1) the Merger Warrants expire on various dates from June 1, 2022 to August 30, 2023; (2) the Merger Warrants have an exercise price of $9.66 per share; and (3) at the option of the holder, the Merger Warrants may be exercised on a “cashless exercise” basis in which shares are retained to cover the exercise price based on the market value of the Company’s common stock on the date of exercise.

14. Stock-based Compensation

2014 Equity Incentive Plan

In 2014, prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Equity Incentive Plan, or the 2014 Plan, allowing for the issuance of 2,058 shares of common stock. In June 2015, the 2014 Plan was amended and restated with approval by the stockholders to increase the maximum number of shares issuable by 1,656 shares to an aggregate of 3,714 shares of common stock. In June 2017, the 2014 Plan was further amended with the approval by the stockholders to increase the maximum number of shares issuable under the 2014 Plan by 1,000 shares to an aggregate of 4,714 shares of common stock. In June 2018, the Company’s stockholders ratified an amendment to the 2014 Plan, which was first approved by the stockholders in December 2017, to increase the number of shares available for grant by 4,400 shares.  As of December 31, 2018, the total shares authorized for grant under the 2014 Plan was 9,114, of which 1,267 were available for future grants.

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

Shares available for future grant under the 2014 Plan was as follows:

Shares Available For Grant
Available as of December 31, 2017	4,838
Granted	(4,279)
Forfeited	523
Expired	185
Available as of December 31, 2018	1,267

Stock Options

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The Board of Directors may grant stock options under the 2014 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The maximum term of an incentive stock option granted to participants may not exceed ten years. Subject to the limitations discussed above, the Board of Directors determines the term and exercise or purchase price of other awards granted under the 2014 Plan. To date, no incentive stock options have been granted. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2014 Plan vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. We may grant options to purchase common stock to non-employees for advisory and consulting services. Upon exercise of a stock option, the Company issues new shares of common stock.

A summary of the stock option activity as of December 31, 2018 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	3,156	$4.96
Granted	3,925	$1.93
Exercised	(1)	$1.13
Forfeited	(429)	$4.67
Expired	(185)	$7.91
Outstanding at end of year	6,466	$3.05	8.34	$58
Vested and expected to vest	6,466	$3.05	8.34	$58
Exercisable at year end	2,149	$5.22	6.07	$37

In 2018, the Company received $1 in cash from exercised stock options. The intrinsic value of the options exercised totaled $1 and $86, for the years ended December 31, 2018 and 2017, respectively.

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2018 and 2017 was $1.57 and $1.26, respectively. The total grant date fair value of stock option vested during the years ended December 31, 2018 and 2017 was $1,725 and $2,192, respectively.

As of December 31, 2018, total unrecognized compensation cost related to unvested stock options was $6,007. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.9 years.

The following table summarizes information about stock options outstanding as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.49 - $1.59	688	8.44	$1.17	272	$1.13
$1.76 - $1.79	1,824	9.50	$1.76	68	$1.79
$1.82 - $2.85	2,422	9.09	$2.16	381	$2.54
$3.22 - $15.33	1,532	5.80	$6.85	1,428	$6.89
	6,466	8.34	$3.05	2,149	$5.22

The Company recognizes compensation expense using the straight-line method over the requisite service period. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes Model under the following assumptions:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Years Ended December 31,
	2018	2017
Dividend yield	—	—
Risk-free interest rate	2.68% - 3.0%	1.83% - 2.37%
Expected term (in years)	5.27-10	5.27-9.23
Volatility	88%-106%	77%-88%

Restricted Stock Units

Beginning in 2017, the Company started issuing restricted stock units, or RSUs, to employees and non-employees as permitted by the 2014 Plan. Each RSU corresponds to one share of the Company’s common stock and becomes issuable upon vesting. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the year ended December 31, 2018 is summarized below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested as of January 1, 2018	617	$1.65
Granted	354	$1.78
Vested	(599)	$1.46
Forfeited	(94)	$2.78
Unvested as of December 31, 2018	278	$1.83

The total grant-date fair value of RSUs that vested in 2018 was $1,026. As of December 31, 2018, $442 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted average period of 3.43 years.

Compensation Expense

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense recorded for stock options and RSUs granted to employees and non-employees was as follows:

	Years Ended December 31,
	2018	2017
Sales and marketing	$611	$485
Research and development	426	439
General and administrative	1,831	1,304
Restructuring	—	186
	$2,868	$2,414

Employee Stock Purchase Plan

In June 2017, the Company’s stockholders approved the Employee Stock Purchase Plan or the 2017 ESPP. Under the 2017 ESPP, the Company has reserved 500 shares of common stock for issuance, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The 2017 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The 2017 ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2018, the Company had not initiated employee enrollment to the plan.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

15. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Domestic	$(24,787)	$(26,434)
Foreign	(2,205)	(2,688)
Loss before income taxes	$(26,992)	$(29,122)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2018 and 2017 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through the Germany and Singapore for which taxes included in other expense, net for the years ended December 31, 2018 and 2017 were immaterial and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2018 and 2017 differed from the amounts computed by applying the statutory federal income tax rate of 21% and 34%, respectively, to pretax income (loss) as a result of the following:

	Years Ended December 31,
	2018	2017
Federal tax at statutory rate	21.0%	34.0%
State tax, net of federal tax effect	—	—
R&D credit	1.3	1.2
Change in valuation allowance	(21.1)	18.9
Deferred tax impacts of the Tax Act	—	(59.1)
Unrealized (gain) loss on warrant	0.8	3.1
Foreign	1.0	(0.4)
Other	(3.0)	2.3
Total tax expense	—%	—%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Depreciation and other	$248	$242
Net operating loss carryforwards	36,970	31,590
Unused R& D tax credits	1,769	1,359
Accruals & reserves	480	524
Deferred Revenue	221	253
Stock Compensation	1,888	2,277
Other	55	42
Deferred tax liabilities:
Prepaid expenses	(49)	(314)
Less: Valuation allowance	(41,582)	(35,973)
Net deferred tax asset (liability)	$—	$—

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying balance sheets. The valuation allowance increased by $5,608 during the year ended December 31, 2018 and decreased by $4,153 during the year ended December 31, 2017.

In December 2017, the Tax Cuts and Jobs Act or the Tax Act, was signed into law. Among other provisions, the Tax Act reduces the federal statutory corporate tax rate from 35% to 21% for the Company’s tax years beginning in 2018. As a result, net deferred tax assets were re-measured, which resulted in a reduction of our deferred tax assets by $17,220, with a corresponding decrease to the valuation allowance of the same amount for the tax year ended December 31, 2017. Furthermore, for tax years beginning after December 31, 2018, the Global Intangible Low-taxed Income (GILTI) takes effect. Due to the aggregated negative E&P of the foreign subsidiaries there is no GILTI inclusion for 2018.

As of December 31, 2018 the Company had federal net operating loss carryforwards of $142,076. The federal net operating loss carryforwards of $120,792 generated before January 1, 2018 will begin to expire in 2027, and $21,284 will carryforward indefinitely but are subject to the 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of $1,776 that will expire beginning in 2027, if not utilized.

As of December 31, 2018, the Company had state net operating loss carryforwards of $87,803, which will begin to expire in 2028. The Company also had state research and development tax credit carryforwards of $738, which have no expiration.

As of December 31, 2018, the Company had foreign net operating loss carryforwards of $7,537. The foreign net operating loss carryforwards do not expire.

As of December 31, 2017, $1,749 of federal and $689 of state net operating loss was attributable to stock-based compensation deductions in excess of book expense. Upon adoption of ASU 2016-09-Compensation-Stock Compensation, the benefit of the tax deduction related to these options did not affect retained earnings due to the Company applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

Balance at December 31, 2016	335
Increase of unrecognized tax benefits taken in prior years	33
Increase of unrecognized tax benefits related to current year	119
Balance at December 31, 2017	487
Increase of unrecognized tax benefits taken in prior years	51
Increase of unrecognized tax benefits related to current year	90
Balance at December 31, 2018	$628

If the Company eventually is able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if the Company is applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2018. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States, Germany, Singapore and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2018 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

16. Commitments and Contingencies

Commitments

Material Contracts

The Company has two license agreements with the Regents of the University of California to maintain exclusive rights to patents. The Company is required to pay 1% of net sales of licensed medical devices sold to entities other than the U.S. government. In addition, the Company is required to pay 21% of consideration collected from any sublicensee for the grant of the sublicense.

In connection with acquisition of Equipois, the Company assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company is required to pay the developer a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement.

Purchase Obligations

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1,459 as of December 31, 2018, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Other Contractual Obligations

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years
Term loan	$5,521	$2,632	$2,889	$—
Facility operating lease	1,923	541	1,382	—
Capital lease	59	37	22	—
Total	$7,503	$3,210	$4,293	$—

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

17. Segment Disclosures

The Company has two reportable segments: EksoHealth and EksoWorks. The EksoHealth segment designs, engineers, manufactures, and sells exoskeletons for applications in the medical markets. The EksoWorks segment designs, engineers, manufactures, and sells exoskeleton devices to allow able-bodied users to perform heavy duty work for extended periods.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	EksoHealth	EksoWorks	Other	Total
Year ended December 31, 2018
Revenue	$8,826	$2,478	$28	$11,332
Cost of revenue	4,932	2,055	36	7,023
Gross profit	$3,894	$423	$(8)	$4,309

Year ended December 31, 2017
Revenue	$5,831	$1,484	$38	$7,353
Cost of revenue	4,164	1,106	14	5,284
Gross profit	$1,667	$378	$24	$2,069

Geographic revenue information based on location of customer is as follows:

	Years Ended December 31
	2018	2017
United States	$7,028	$4,958
All Other	4,304	2,395
	$11,332	$7,353

18. Subsequent events

In January 2019, the Company entered into an agreement with Zhejiang Youchuang Venture Capital Investment Co., Ltd (ZYVC) and another partner to establish a joint venture designed to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center.

In exchange for contributing licenses for its manufacturing technology and relevant Chinese patent rights, the Company received a 20% ownership position in the joint venture. The other partners have committed to contribute over $90,000 in cash in exchange for the remaining 80% ownership. Concurrent with the signing of the agreement, the partners agreed to make a $10,000 equity investment in the Company, $5,000 of which was due to be invested upon the signing of the agreement with the remaining $5,000 to be invested upon the shipment of the first products from the manufacturing facility. The Company received the first $5,000 equity investment after the signing of the agreement. The Company will also be entitled to receive royalties on the joint venture’s medical and industrial product sales in China, Hong Kong, Malaysia, and Singapore.

The joint venture will develop, sell and support exoskeleton products into China, Hong Kong, Malaysia, and Singapore, and will be capitalized at greater than $100,000 over its term. The joint venture is expected to have multiple benefits for the Company primarily by gaining access to the world’s largest market for stroke rehabilitation services which is expected to expand the Company’s revenue opportunities while providing economics of scale that will accrue to its current markets and support profitable expansion into other developing markets. The joint venture’s manufacturing facility, which will be purpose-built to manufacture the component parts of the Company’s products at scale, is expected to also improve the Company’s profit margins.

Pursuant to the consulting agreement that the Company entered into in July 2017 with Angel Pond, upon the consummation of the joint venture in China, the Company is required to make a $1,000 payment to Angel Pond in consideration for its services related to the Company’s entry into the joint venture. Refer to Note 12. Related Party Transactions.

During the first quarter of 2019 through February 28, 2019, pursuant to the ATM Agreement and the ATM Prospectus, the Company sold 1,294 shares of common stock for $2,328, net of fees and commissions, at an average price of $1.85.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act, Rules 13a-15(f) and 15d-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company’s management believes that based on this criteria, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by OUM LLP or OUM, an independent registered public accounting firm, as stated in their attestation report, which appears under Item 8 of this Annual Report on Form 10-K. OUM has issued an attestation report on the Company’s internal control over financial reporting, which report is included in OUM’s report on the Company’s consolidated financial statements, which appear under Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Shareholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of December 31, 2018.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2018.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Shareholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2018.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2018.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2019 Annual Meeting of Shareholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2018.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to the Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

Exhibit Index

Exhibit Number	Description

1.1
Controlled Equity OfferingSM Sales Agreement, dated August 21, 2018 between Ekso Bionics Holdings,Inc. and Cantor Fitzgerald &Co. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2018)

2.1
Agreement and Plan of Merger and Reorganization, dated as of January 15, 2014, by and among the Registrant, Acquisition Sub and Ekso Bionics, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

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

4.3
Form of Amendment to Bridge Warrant and Warrant issued to Ekso Bionics’ prior lender for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.6(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

4.4	Form of Bridge Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

4.5
Form of Amendment to Bridge Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.7(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

4.6	Form of PPO Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

4.7
Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Offer to Amend and Exercise (incorporated by reference from Exhibit 99.(a)(1)(c) to the Registrant’s Schedule TO filed on October 23, 2014)

4.8
Form of Amendment to PPO Warrant for Common Stock of the Registrant, effective November 20, 2014, with respect to Anti-Dilution Amendment (incorporated by reference from Exhibit 99.(a)(1)(F) to the Registrant’s Schedule TO filed on October 23, 2014)

4.9	Form of PPO Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

4.10
Form of Amendment to PPO Agent Warrant for Common Stock of the Registrant, effective November 20, 2014 (incorporated by reference from Exhibit 10.9(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

4.11
Form of Ekso Bionics’ Warrant to purchase shares of its common stock (converted under the Merger Agreement into warrants to purchase shares of the Registrant’s Common Stock) (incorporated by reference from Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

4.12	Form of Warrant to purchase shares of the Registrant’s common stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

4.13	Form of Warrant Repurchase and Amendment Agreement (incorporated by reference from Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.1	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on May 11, 2015)

10.3	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5†	Jack Glenn Employment Agreement effective August 13, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 13, 2018)

10.6†	Jack Peurach Employment Agreement dated August 7, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.7
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

10.10 **
Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.11 **
Medical License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.26 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.12 **
Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.27 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.13†	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.14†	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.15	Securities Purchase Agreement dated December 23, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.16†	Russ Angold Separation Agreement and Full Release of All Claims (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2018)

10.17†	Thomas Looby Separation Agreement and Full Release of All Claims (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2018)

10.18†	Gregory Davault Separation Agreement and Full Release of All Claims (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2018)

10.18†
Russell DeLonzor Separation Agreement and Full Release of All Claims dated December 14, 2018 (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2018)

10.19	Form of Amendment to Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2016)

10.20	Amendment to Lease Agreement dated November 5, 2016 (incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.21
Loan and Security Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.22
Success Fee Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.23	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

10.24
Placement Agency Agreement, dated as of April 2, 2017 by and among the Company and B. Riley & Co., LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

10.25	Form of Leak-Out Agreement (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 5, 2017)

10.26
Purchase Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2017)

10.27
Registration Rights Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2017)

10.28	Form of Employee Restricted Stock Unit Award under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.29
First Amendment to Loan and Security Agreement, dated as August 3, 2017, by and among EKSO Bionics Holdings, Inc., EKSO Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.30	2017 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement on Schedule 14 filed on April 28, 2017)

10.31†	Maximilian Scheder-Bieschin Transition Services Agreement dated May 7, 2018 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2018)

10.32†	Jack Glenn Offer Letter dated July 24, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 13, 2018)

10.33†	Steven Sherman Offer Letter dated October 30, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2018)

10.34	Form of Waiver of Subsequent Equity Sale Prohibition (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2018)

10.35	Form of Amendment to Purchase Agreement (incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 21, 2018)

10.36*	Agreement for Consulting Services between Ekso Bionics Holdings, Inc and Angel Pond Capital, LLC, dated July 2017.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 §*	Interactive Data Files of Financial Statements and Notes.
101.ins §*	Instant Document
101.sch §*	XBRL Taxonomy Schema Document
101.cal §*	XBRL Taxonomy Calculation Linkbase Document
101.def §*	XBRL Taxonomy Definition Linkbase Document
101.lab §*	XBRL Taxonomy Label Linkbase Document
101.pre §*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith

**	Confidential Treatment has been requested as to certain portions of Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
†    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ Jack Peurach
February 28, 2019		President and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Jack Peurach and John F. Glenn, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jack Peurach	President and Chief Executive Officer	February 28, 2019
Jack Peurach	(Principal Executive Officer)

/S/ John F. Glenn	Chief Financial Officer	February 28, 2019
John F. Glenn	(Principal Accounting and Financial Officer)

/S/ Steven Sherman	Chairman of the Board	February 28, 2019
Steven Sherman

/S/ Marilyn Hamilton	Director	February 28, 2019
Marilyn Hamilton

/S/ Charles Li	Director	February 28, 2019
Charles Li

/S/ Thomas A. Schreck	Director	February 28, 2019
Thomas A. Schreck

/S/ Stanley Stern	Director	February 28, 2019
Stanley Stern

/S/ Ted Wang	Director	February 28, 2019
Ted Wang