Form 10-Q
period 2019-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2019-05-01
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

The number of shares of registrant’s common stock outstanding as of April 29, 2019 was 67,669,227.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2019	December 31, 2018
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$9,236	$7,655
Accounts receivable, net of allowances of $179 and $128, respectively	3,793	3,660
Inventories, net	3,300	3,371
Prepaid expenses and other current assets	506	281
Total current assets	16,835	14,967
Property and equipment, net	2,331	2,365
Right-of-use assets	1,365	—
Goodwill	189	189
Other assets	140	134
Total assets	$20,860	$17,655
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,474	$3,156
Accrued liabilities	3,286	3,541
Deferred revenues, current	1,211	1,102
Note payable, current	2,333	2,333
Lease liabilities, current	406	—
Total current liabilities	9,710	10,132
Deferred revenues	1,499	1,495
Note payable, net	2,093	2,648
Lease liabilities	1,006	—
Warrant liability	1,964	585
Other non-current liabilities	54	67
Total liabilities	16,326	14,927
Commitments and contingencies (Note 14)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 67,529 and 62,963, shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	68	63
Additional paid-in capital	182,107	173,903
Accumulated other comprehensive income (loss)	56	(92)
Accumulated deficit	(177,697)	(171,146)
Total stockholders' equity	4,534	2,728
Total liabilities and stockholders' equity	$20,860	$17,655

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$3,616	$2,518
Cost of revenue	2,017	1,751
Gross profit	1,599	767

Operating expenses:
Sales and marketing	2,809	3,853
Research and development	1,384	1,808
General and administrative	2,317	3,738
Change in fair value, contingent consideration	1	(19)
Total operating expenses	6,511	9,380

Loss from operations	(4,912)	(8,613)

Other income (expense), net:
Interest expense	(121)	(163)
Gain (loss) on revaluation of warrant liability	(1,122)	732
Loss on modification of warrant	(257)	—
Other (expense) income, net	(139)	143
Total other (expense) income, net	(1,639)	712

Net loss	$(6,551)	$(7,901)
Other comprehensive income (loss)	148	(207)
Comprehensive loss	$(6,403)	$(8,108)

Basic and diluted net loss per share	$(0.10)	$(0.13)

Weighted average number of shares of common stock outstanding, basic and diluted	65,067	60,146

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	—	62,963	$63	$173,903	$(92)	$(171,146)	$2,728
Net loss	—	—	—	—	—	—	(6,551)	(6,551)
Issuance of common stock under:
Equity financing, net	—	—	4,362	5	7,300	—	—	7,305
Equipois sales earn-out	—	—	18	—	22	—	—	22
Equity incentive plan	—	—	45	—	55	—	—	55
Matching contribution to 401(k) plan	—	—	141	—	191	—	—	191
Stock-based compensation expense	—	—	—	—	636	—	—	636
Foreign currency translation adjustments	—	—	—	—	—	148	—	148
Balance at March 31, 2019	—	—	67,529	$68	$182,107	$56	$(177,697)	$4,534

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	—	59,943	$60	$165,825	$(340)	$(144,154)	$21,391
Net loss	—	—	—	—	—	—	(7,901)	(7,901)
Issuance of common stock under:
Equipois sales earn-out	—	—	18	—	28	—	—	28
Equity incentive plan	—	—	52	—	—	—	—	—
Matching contribution to 401(k) plan	—	—	221	—	508	—	—	508
In lieu of cash compensation	—	—	121	—	190	—	—	190
Stock-based compensation expense	—	—	—	—	830	—	—	830
Foreign currency translation adjustments	—	—	—	—	—	(207)	—	(207)
Balance at March 31, 2018	—	—	60,355	$60	$167,381	$(547)	$(152,055)	$14,839

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(6,551)	$(7,901)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	247	428
Inventory allowance expense	19	130
Changes in allowance for doubtful accounts	55	(16)
Change in fair value of warrant liability	1,122	(732)
Stock-based compensation expense	636	892
Amortization of debt discount and accretion of final payment fee	28	43
Change in fair value of contingent liabilities	1	(19)
Common stock contribution to 401(k) plan	55	56
Loss on modification of warrants	257	—
Loss (gain) on foreign currency transactions	152	(153)
Changes in operating assets and liabilities:
Accounts receivable	(188)	(798)
Inventories	(154)	(286)
Prepaid expenses, operating lease right-of-use assets, and other assets current and noncurrent	(142)	379
Accounts payable	(660)	1,011
Accrued and lease liabilities	(167)	80
Deferred revenues	113	141
Net cash used in operating activities	(5,177)	(6,745)
Investing activities:
Acquisition of property and equipment	(7)	(31)
Net cash used in investing activities	(7)	(31)
Financing activities:
Proceeds from issuance of common stock, net	7,305	—
Principal payments on note payable	(591)	(399)
Proceeds from exercise of stock options	55	—
Net cash provided by (used in) financing activities	6,769	(399)
Effect of exchange rate changes on cash	(4)	(66)
Net increase (decrease) in cash	1,581	(7,241)
Cash at beginning of period	7,655	27,813
Cash at end of period	$9,236	$20,572

Supplemental disclosure of cash flow activities
Cash paid for interest	$96	$119
Cash paid for income taxes	$—	$16

Supplemental disclosure of non-cash activities
Initial recognition of operating lease right-of-use assets	$1,454	$—
Initial recognition of operating lease liabilities	$1,498	$—

Transfer of inventory to property and equipment	$206	$348
Share issuance for common stock contribution to 401(k) plan	$191	$508
Share issuance for employee bonuses	$—	$190
Equipois sales earn-out	$22	$28
 The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1.    Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops and sells exoskeleton technology to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. The Company has sold or leased devices that (a) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate and to walk again and (b) allow industrial workers to perform heavy duty work for extended periods. Founded in 2005, the Company is headquartered in the Bay Area and is listed on the Nasdaq Capital Market under the symbol “EKSO."

Liquidity and Going Concern

As of March 31, 2019, the Company had an accumulated deficit of $177,697.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the three months ended March 31, 2019, the Company used $5,177 of cash in its operations.

Cash on hand at March 31, 2019 was $9,236, compared to $7,655 at December 31, 2018. As noted in Note 9, Long-Term Debt, borrowings under the Company’s long-term debt agreement have a requirement of minimum cash on hand equivalent to three months of cash burn. As of March 31, 2019, the most recent determination of this restriction, $4,908 of cash must remain as restricted, with such amounts to be re-computed at each month end period. After considering cash restrictions, effective unrestricted cash as of March 31, 2019 is estimated to be $4,328. Based on the current forecast, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, the Company believes it has sufficient resources to meet its financial obligations until late in the second quarter of 2019. While the Company will require significant additional financing, the Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for rehabilitation, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2018, which included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern in the report of the Company's independent registered public accounting firm, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain reclassifications have been made to conform to the current period’s presentation. The Company’s investment in a variable interest entity (“VIE”) in which it exercises significant influence but does not control and is not the primary beneficiary is accounted for using the equity method. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: revenue recognition, deferred revenue and the deferral of the associated costs, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, the valuation of employee stock options and warrants, and contingencies. Actual results could differ from those estimates.

Foreign Currency

The assets and liabilities of foreign subsidiaries and equity investments, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entity's functional currency, are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss.

Investment in Unconsolidated Affiliate

Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments accounted for under the equity method of accounting are recorded at cost within other assets on the consolidated balance sheets and subsequently increased or decreased by the Company's proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income. Dividends or other equity distributions in excess of the Company's cumulative equity in earnings of the investee are recorded as a reduction of the investment. Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill, if any.

The Company believes the equity method is an appropriate means for it to recognize increases or decreases measured by U.S. GAAP in the economic resources underlying the investments. Regular evaluation of these investments is appropriate to evaluate any potential need for impairment. The Company uses evidence of a loss in value to identify if an investment has an other than a temporary decline.

Variable Interest Entities

The Company determines whether it has relationships with entities defined as variable interest entities (VIEs) in accordance with ASC 810, Consolidation. Under this guidance, a VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

An entity in which the Company holds a variable interest is a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of equity investment at risk lack either the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that most significantly impact the entity's economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (a) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether an entity is a VIE at the inception of its variable interest in the entity and upon the occurrence of certain reconsideration events. The Company continually reassesses whether it is the primary beneficiary of VIEs in which it holds a variable interest.

Inventory

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using the standard cost method, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress or WIP. Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. The Company's estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.

Leases

In February 2016, the FASB issued Accounting Standard Update, or ASU, No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis over the lease term.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, lease liabilities current and lease liabilities non-current. As a result, the Company no longer recognizes deferred rent on the balance sheet.

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

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and rental of the Ekso GT and associated software (SmartAssist and VariableAssist), and sale of accessories, and support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the Ekso GT, software, and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognize revenue over the term of the agreement. Revenue from medical device leases is recognized over the lease term, typically over 12 months.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s industrial device segment (EksoWorks) revenue is generated by the sales of the upper body exoskeleton (EksoVest) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility.

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

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of March 31, 2019 and December 31, 2018.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of March 31, 2019, the Company had no customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable compared with one customer as of December 31, 2018 (19%).

In the three months ended March 31, 2019 and 2018, the Company had one customer with sales of 10% or more of the Company’s total revenue (11%).

Recent Accounting Pronouncements

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842) and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) which superseded existing guidance on accounting for leases in ASC 840, Leases (ASC 840). Topic 842 requires the Company to recognize on its balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing the lessee's right to use, or control the use of a specified asset for the lease term for any operating lease with a term greater than one year. This standard is effective for the Company in the first quarter of 2019. The Company used the modified retrospective transition method, under which we applied the standard to each lease that had commenced as of the beginning of January 1, 2019. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to carry forward the historical lease classification.

Upon adoption of this standard on January 1, 2019, the Company recorded right–of–use assets and corresponding lease liabilities of $1,454 and $1,498, respectively. As of March 31, 2019, the right–of–use assets and corresponding lease liabilities in the Company's condensed consolidated balance sheets were $1,365 and $1,412, respectively. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows, nor did it have a material impact on the financial covenants set forth in the Company's long-term debt agreement. The Company has provided detailed disclosures as required by the new standard (Refer to Note 10, Lease Obligations).

In August 2018, the SEC published Release No. 33–10532, Disclosure Update and Simplification, or DUSTR, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity (deficit) in the notes or as a separate statement for each period for which a statement of comprehensive income (loss) is required to be filed. The new interim reconciliation of changes in stockholders’ equity (deficit) is included herein as a separate statement.

3.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes to accumulated comprehensive income (loss), net of tax, by component for the three months ended March 31, 2019:

Foreign Currency Translation
Balance at December 31, 2018	$(92)
Current period other comprehensive income	148
Balance at March 31, 2019	$56

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2019
Liabilities
Warrant liabilities	$1,964	$—	$—	$1,964
Contingent success fee liability	$35	$—	$—	$35

December 31, 2018
Liabilities
Warrant liability	$585	$—	$—	$585
Contingent success fee liability	$34	$—	$—	$34

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2019, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Success Fee Liability
Balance at December 31, 2018	$585	$34
Loss on revaluation of warrants issued in conjunction with 2015 financing	1,122	—
Loss on modification of warrants	257	—
Loss on revaluation of contingent liability	—	1
Balance at March 31, 2019	$1,964	$35

Refer to Note 11 Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories, net

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$2,967	$2,676
Work in progress	303	331
Finished goods	335	730
	3,605	3,737
Less: inventory reserve	(305)	(366)
Inventories, net	$3,300	$3,371

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

Deferred revenues consisted of the following:

	March 31, 2019	December 31, 2018
Deferred extended maintenance and support	$2,281	$2,114
Deferred royalties	300	300
Deferred rental income	38	51
Customer deposits and advances	55	62
Deferred device revenues	36	70
Total deferred revenues	2,710	2,597
Less current portion	(1,211)	(1,102)
Deferred revenues, non-current	$1,499	$1,495

Deferred revenue activity consisted of the following:

Three months ended March 31, 2019
Beginning balance	$2,597
Deferral of revenue	561
Recognition of deferred revenue	(448)
Ending balance	$2,710

At March 31, 2019, the Company’s deferred revenue, was $2,710. Excluding customer deposits, the Company expects to recognize approximately $764 of the deferred revenue in the remainder of 2019, $788 in 2020, and $1,103 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $815 related to its contracts for rental units with its customers. These rental contracts are classified as operating leases, typically with 12-month lease terms, and rental income is recognized on a straight-line basis over the lease term.

As of March 31, 2019, and December 31, 2018, accounts receivable, net of allowance for doubtful accounts, were $3,793 and $3,660, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2019:

	EksoHealth	EksoWorks	Total
Device revenue	$2,075	$717	$2,792
Service, support and rentals	705	—	705
Parts and other	34	85	119
	$2,814	$802	$3,616

7.    Investment in Unconsolidated Affiliate

On January 30, 2019, the Company entered into an agreement (the "JV Agreement") with Zhejiang Youchuang Venture Capital Investment Co., Ltd (“ZYVC”) and another partner to establish Exoskeleton Intelligent Robotics Co. Limited (the “Investee”), a Chinese limited liability company designed to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center in the Zhejiang Province of China.

The Company has the right to receive a 20% ownership interest in the Investee in exchange for the successful transfer of licenses for its manufacturing technology and relevant Chinese patent rights (the “IP”). The Company will also be entitled to receive royalties on the Investee’s medical and industrial product sales in China, Hong Kong, Malaysia and Singapore. The Company has one year from the date of the Investee’s formation to complete the transfer of the IP. Since the transferred IP was developed internally by the Company, all previous expenditures to develop the technology were recognized as expense in the period incurred and there was no carrying value on the Company’s consolidated balance sheet. The Company expects that it will recognize a gain on the Technology License Agreement based on the fair value of the Company’s equity interest in the Investee once control of the IP is transferred.

The Investee is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity. In addition to the Company’s exchange of license rights for the manufacturing technology, the Investee will be capitalized through cash investments of up to approximately $92,000 by the other two parties over the initial ten-year term of the agreement. The investment in the Investee is accounted for under the equity method of accounting because the Company has significant influence over the Investee through its ownership interest, technology license and manufacturing service agreements and representation on the board of directors. As of March 31, 2019, there is no impact to the Company’s consolidated balance sheet except for the direct transaction costs which have been capitalized and will be included as part of the investment balance when the IP is transferred. Direct costs of $36 are included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2019. In addition to contributing the licensed IP, the Company’s obligations to the Investee include assisting the Investee to become proficient in using the IP to manufacture products that meet regulatory standards, and providing supervision of appointed directors. The primary risks that the Company is exposed to from its involvement with the VIE include operational risk, foreign currency exposure risk and foreign regulatory risk. As of March 31, 2019, the Company has no other implied or unfunded commitments related to the Investee and its maximum exposure to risk of loss will be limited to the carrying value of the investment.

Equity Investments

Concurrent with the signing of the agreement, ZYVC agreed to invest an aggregate of $10,000 in equity investments in the Company taking place in two tranches. On January 30, 2019, the Company executed a Share Purchase Agreement (the “SPA”) under which the Company sold 3,067 shares of its common stock for $5,000 at a purchase price of $1.63. The SPA contains an anti-dilution right for a 60-day period after closing, under which the investors were entitled to receive additional common shares if the Company

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

had issued shares at a price below $1.63 during that period. This provision expired unexercised for all investors in April 2019. The Company recorded $8 in direct issuance costs as a reduction to the gross equity proceeds.

The remaining $5,000 investment in the Company’s common stock is contingent upon the shipment of the first products from the manufacturing facility. The equity investment price will be the volume weighted average price of 20 trading days before the issuing date, but with a collar so that the equity price will be no greater than 20% higher than the first investment and lower than 80% of the first investment price.

8.    Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Salaries, benefits and related expenses	$2,458	$2,446
Device warranty	289	307
Clinical trials	273	227
Severance	116	270
Financing lease liability	36	35
Other	114	256
Total	$3,286	$3,541

A reconciliation of the changes in the current portion of the device warranty liability for the three-month period ended March 31, 2019 is as follows:

Warranty
Balance at December 31, 2018	$307
Additions for estimated future expense	95
Incurred costs	(113)
Balance at March 31, 2019	$289

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $194 was accreted as of March 31, 2019, to be paid in 2021 and is included as a component of note payable on the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the condensed consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the condensed consolidated balance sheets. At March 31, 2019, the fair value of the contingent success fee liability was $35.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $4,908 as of March 31, 2019, the most current determination, with the amount subject to change on a month-to-month basis. At March 31, 2019, with cash on hand of $9,236, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 10.47% for the three months ended March 31, 2019. The final payment fee, initial fair value of the success fee and debt issuance costs was and will be accreted, amortized and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s long-term debt and final payment fee as of March 31, 2019:

Period	Amount
2019 - remainder	$1,750
2020	2,333
2021	440
Total principal payments	4,523
Less accreted portion of final payment fee, net of issuance cost and success fee discounts	97
Long-term debt, net	$4,426

Current portion	$2,333
Long-term portion	2,093
Long-term debt, net	$4,426

10.    Lease Obligations

In May 2017, the Company renewed its operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The operating lease agreement expires in May 2022, with no further options to extend or terminate. During the renewal period, the base rent is approximately $32 per month during the first year, with incremental 3% increases per annum thereafter. The lease includes non-lease components (i.e. common area maintenance costs) that are paid separately from rent based on actual costs incurred and therefore were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

In July 2017, the Company entered into an operating lease agreement for its European operations office in Hamburg, Germany. The initial Hamburg lease term ends in July 2022. The Company has an option to extend the lease for another five-year term. Until April 2019, the Company had an unoccupied leased sales office in Freiburg, which had an original lease term expiring in December 2020. In April 2019, the Company entered an agreement with the lessor of the Freiburg office releasing the Company from future lease payments after April 30, 2019.

In August 2015, the Company entered into a long-term financing lease for equipment. The aggregate principal of the lease at inception was $166, with an interest rate of 4.7%, minimum monthly payments of $3 and a July 1, 2020 maturity. This financing lease liability is classified as a component of accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company's future lease payments as of March 31, 2019 are as follows, which are presented as lease liabilities, current and lease liabilities on the Company's condensed consolidated balance sheets:

Period	Operating Leases
2019 - remainder	$406
2020	551
2021	564
2022	261
2023	—
Total lease payments	1,782
Less: imputed interest	(370)
Present value of lease liabilities	$1,412

Lease liabilities, current	$406
Lease liabilities, noncurrent	1,006
Total lease liabilities	$1,412

Weighted-average remaining lease term (in years)	3.2
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $140 and $143 for the three months ended March 31, 2019 and 2018, respectively.

Practical Expedients

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis over the lease term.

The Company has elected to account for lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area maintenance costs) as a single combined lease component under ASC 842 as the lease components are the predominant elements of the combined components.

As part of the transition to ASC 842, the Company elected to use the modified retrospective transition method with the new standard being applied as of the January 1, 2019 adoption date. Additionally, the Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, not to reassess the lease classification for expired or existing leases, not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

11.    Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at March 31, 2019 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At March 31, 2019, 67,529 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Common Stock

On August 21, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement ("ATM Agreement") with Cantor Fitzgerald & Co. (the “Agent”) under which the Company may issue and sell shares of its common stock, from time to time, to

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

or through the Agent, by methods deemed to be an “at the market offering.” Shares having an aggregate offering price of up to $25,000 may be offered pursuant to a prospectus dated August 21, 2018 (the “ATM Prospectus”) under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (Registration No. 333-218517). For the three months ended March 31, 2019, the Company sold 1,294 shares of common stock under the ATM Agreement at an average price of $1.85 per share, for aggregate proceeds of $2,313, net of commission and issuance costs. As of March 31, 2019, approximately $17,734 aggregate offering price of the Company's common stock remained available for issuance pursuant to the ATM Prospectus.

On January 30, 2019, the Company sold 3,067 shares of its common stock for $5,000 at a purchase price of $1.63 under the SPA , in connection with the JV Agreement. Refer to Note 7. Investment in Unconsolidated Affiliate – Equity Investments for additional information.

Warrants

Warrant shares outstanding as of December 31, 2018 and March 31, 2019 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2018	Expired	March 31, 2019
Information Agent Warrants	$1.50	3	200	—	200
2015 Warrants	$2.75	5	1,604	—	1,604
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	(426)	—
PPO warrants	$14.00	5	1,078	(1,078)	—
Pre-2014 warrants	$9.66	9-10	88	—	88
			3,396	(1,504)	1,892

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

On March 8, 2019, the Company entered into an amendment to the 2015 Purchase Agreement (the “Amendment”) to retroactively remove a provision prohibiting the Company from effecting or entering into an agreement to effect any issuance by the Company of its common stock at a price determined based on the trading price of the Company's common stock or otherwise at a future determined price and reduced the exercise price of each such warrant from $3.74 per share to $2.75 per share, subject to further adjustments pursuant to the existing terms of such warrant. In the three months ended March 31, 2019, the Company recorded a $257 loss on the modification of these warrants.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the 2015 warrants as of March 31, 2019:

Current share price	$2.51
Conversion price	$2.75
Risk-free interest rate	2.30%
Term (years)	1.75
Volatility of stock	102.0%

12.    Stock-based Compensation

In June 2018, the Company’s stockholders ratified an amendment to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was first approved by the stockholders in December 2017, to increase the number of shares available for grant by 4,400 shares.  As of March 31, 2019, the total shares authorized for grant under the 2014 Plan was 9,114, of which 1,580 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2019, and activity during the three months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	6,466	$3.05
Options granted	65	$2.23
Options exercised	(54)	1.23
Options forfeited	(372)	$2.07
Options cancelled	—	$—
Balance as of March 31, 2019	6,105	$3.12	7.64	$2,959
Vested and expected to vest at March 31, 2019	6,105	$3.12	7.64	$2,959
Exercisable as of March 31, 2019	2,602	$4.64	5.59	$823

As of March 31, 2019, total unrecognized compensation cost related to unvested stock options was $4,856. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.85 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Dividend yield	—	—
Risk-free interest rate	2.45%	2.74%
Expected term (in years)	6	10
Volatility	103%	88%

Restricted Stock Units

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company issues restricted stock units (“RSUs”) to employees and non-employee service providers as permitted by the 2014 Plan. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the period ended March 31, 2019 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2018	278	$1.83
Granted	—	$—
Vested	—	$—
Forfeited	(13)	$2.50
Unvested at March 31, 2019	265	$1.79

As of March 31, 2019, $387 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 3.24 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2019	2018
Sales and marketing	$223	$109
Research and development	45	179
General and administrative	368	604
	$636	$892

401(k) Plan Share Match

In August 2017, the Company’s Board of Directors approved a match benefit to the Ekso Bionics 401(k) plan (the “401(k) Plan”) in the form of shares of the Company’s common stock.

During the three months ended March 31, 2019, the Company issued 141 shares of common stock to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the year ending December 31, 2018.

13.    Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2019, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company has two license agreements with the Regents of the University of California to maintain exclusive rights to certain patents. Pursuant to those license agreements, the Company is required to pay 1% of net sales of products sold to entities other than the U.S. government and, in the event of a sub-license, the Company owes 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The agreements also stipulate minimum annual royalties of $50.

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

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1,221 as of March 31, 2019, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

15.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(6,551)	$(7,901)
Denominator:
Weighted-average number of shares, basic and diluted	65,067	60,146

Net loss per share, basic and diluted	$(0.10)	$(0.13)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	6,105	2,898
Restricted stock	265	125
Warrants for common stock	1,892	3,396
Total common stock equivalents	8,262	6,419

16.    Segment Disclosures

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company has two reportable segments: EksoHealth (also referred to as the medical devices segment) and EksoWorks (also referred to as the industrial devices segment). The EksoHealth segment designs, engineers, manufactures, and sells exoskeletons for applications in the medical markets. The EksoWorks segment designs, engineers, manufactures, and sells exoskeleton devices to allow able-bodied users to perform heavy duty work for extended periods.

The Company evaluates performance and allocates resources based on segment gross profit margin. The reportable segments are each managed separately because they serve distinct markets, and one segment provides a service and the others manufacture and distribute unique products. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended March 31, 2019
Revenue	$2,814	$802	$3,616
Cost of revenue	1,300	717	2,017
Gross profit	$1,514	$85	$1,599

Three months ended March 31, 2018
Revenue	$2,122	$396	$2,518
Cost of revenue	1,387	364	1,751
Gross profit	$735	$32	$767

Geographic information for revenue based on location of customers is as follows:

	Three Months Ended March 31,
	2019	2018
United States	$2,371	$1,353
All Other	1,245	1,165
	$3,616	$2,518

17.    Related Party Transactions

One of the Company’s directors, Dr. Ted Wang, is the founder, general partner and Chief Investment Officer of Puissance Capital Management LP, or Puissance Capital, which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of the Company’s largest stockholders. Prior to Dr. Wang’s appointment to the Board in September 2017, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC, or Angel Pond, an entity solely owned and managed by Dr. Wang and affiliated with Puissance Capital. Angel Pond assists the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partners and the development of strategic partnerships for the sale and manufacture of the Company’s products in that market. During the three months ended March 31, 2019, Angel Pond provided consulting services amounting to $30, which was expensed in the condensed consolidated statement of operations and comprehensive loss.

In connection with the consulting agreement with Angel Pond, the Company is required to make a payment of $1,000 to Angel Pond when a China joint venture is formed and registered in China. This amount has not yet been recorded in the Company's condensed consolidated financial statements as the joint venture has not completed registration in China.

18.     Subsequent Events

As previously reported, on January 30, 2019, Ekso Bionics, Inc. (“Ekso US”), a wholly-owned subsidiary of the Company, the Company, Zhejiang Youchuang Venture Capital Investment Co., Ltd. (“ZYVC”) and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership (Limited Partnership) (the “Industrial Investment Fund” and, together with ZYVC, the “JV Partners”) entered into an Equity Joint Venture Contract (the “JV Agreement”). The JV Agreement relates

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

to the establishment and operation of a joint venture company called Exoskeleton Intelligent Robotics Co. Limited (the “China JV”) designed to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center, and to the financing of the Company, as well as an obligation to fund the Company with an additional $5.0 million subject to satisfaction of certain conditions.
On April 30, 2019, Ekso US, the Company and the JV Partners entered into an Amendment to the JV Agreement (the “JV Amendment”). Among certain other clarifying changes, the JV Amendment reduces the amount of capital contributions required to be made by the JV Partners within 90 days of the formation of the China JV from 30% (or RMB 187.2 million) to 10% (or RMB 62.4 million) and requires that the JV Partners contribute RMB 124.8 million of their capital contributions upon notice by the China JV based on the China JV’s then current operating plan. The remaining RMB 436.8 million capital contribution of the JV Partners will be paid by them within the 10 years after the formation of the China JV as previously contemplated under the JV Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated and supplemented in this Quarterly Report under the heading “Part II – Item 1A. Risk Factors”, could cause our future results to differ materially from those expressed in the forward-looking information:

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

For able-bodied industrial workers, we introduced in 2017 a second commercial product for industrial applications, the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. It is lightweight and low profile, making it comfortable to wear in all conditions while enabling freedom of motion. The goal is for workplaces with the EksoVest to experience fewer on-site injuries while tasks are completed faster and with higher quality results, for workers to stay healthier and experience increased stamina, and for companies to gain greater productivity in factories and on construction sites. In 2019, we are focusing on increasing sales of the EksoVest and EksoZeroG by pursuing alternative channels such as rental agreements with construction equipment and heavy tool providers and working with automotive and related manufacturers to roll out our product(s) globally within their assembly operations. In addition, we believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

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

First Quarter 2019 Highlights

•
In January 2019, we entered into a joint venture agreement (the “JV Agreement”) to form a Chinese limited liability company (the “China JV”) to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center. In connection with the China JV, one of the China JV partner affiliates agreed to purchase an aggregate of 3,067,485 shares of our common stock at a price per share equal to $1.63, for aggregate proceeds to us of $5.0 million, which we received in February 2019. In addition, within thirty (30) business days of the China JV delivering its first batch of finished products to Ekso US, its affiliates or a third-party buyer located in the JV territory, the China JV or the China JV partner are obligated to invest a further $5.0 million in our common stock in accordance with the terms of the JV Agreement.

•
In the three months ended March 31, 2019, we sold 1.3 million shares of our common stock under our at-the-market offering program at an average price of $1.85 per share, for aggregate proceeds of $2.3 million, net of commission.

•	In the three months ended March 31, 2019, we booked 23 Ekso GT units, 9 of which were rental units and 4 previously rented units were converted to sales.
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

Adoption of New Accounting Policy

In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842) and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) which superseded existing guidance on accounting for leases in ASC 840, Leases (ASC 840). Topic 842 requires us to recognize on our balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing the lessee's right to use, or control the use of a specified asset for the lease term for any operating lease with a term greater than one year. This standard is effective for us in the first quarter of 2019. We used the modified retrospective transition method, under which we applied the standard to each lease that had commenced as of the beginning of January 1, 2019. In addition, we elected to apply the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification.

The adoption of this standard had a material impact on our condensed consolidated balance sheets, with the recognition of right of use assets and corresponding lease liabilities in the amounts of $1.5 million and $1.5 million respectively. The adoption of this standard did not have a material impact on our condensed consolidated statements of operations or cash flows, nor did it have a material impact on the financial covenants set forth in our long-term debt agreement. We have provided detailed right of use asset and liability disclosures as required by the new standard in Note 10 in the notes to our condensed consolidated financial statements under the caption Lease Obligations.

Results of Operations

The following table presents our results of operations (in thousands):

	Three months ended March 31,
	2019	2018	Change	% Change

Revenue	$3,616	$2,518	$1,098	44%
Cost of Revenue	2,017	1,751	266	15%
Gross profit	1,599	767	832	108%
Operating expenses:
Sales and marketing	2,809	3,853	(1,044)	(27)%
Research and development	1,384	1,808	(424)	(23)%
General and administrative	2,317	3,738	(1,421)	(38)%
Change in fair value, contingent liabilities	1	(19)	20	(105)%
Total operating expenses	6,511	9,380	(2,869)	(31)%
Loss from operations	(4,912)	(8,613)	3,701	(43)%
Other income (expense), net:
Interest expense	(121)	(163)	42	(26)%
(Loss) gain on warrant liability	(1,122)	732	(1,854)	(253)%
Loss on modification of warrant	(257)	—	(257)	—%
Other (expense) income, net	(139)	143	(282)	(197)%
Total other (expense) income, net	(1,639)	712	(2,351)	(330)%
Net loss	$(6,551)	$(7,901)	$1,350	(17)%

Revenue

Device and related revenue increased $1.1 million, or 44%, for the three months ended March 31, 2019, compared to the same period of 2018. This increase was made up of a $0.7 million increase in EksoHealth revenue and $0.4 million increase in EksoWorks revenue, primarily due to a higher volume of device sales.

Gross Profit

Gross profit increased $0.8 million, or 108%, for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to higher volume and average selling price of EksoHealth devices.

Operating Expenses

Sales and marketing expenses decreased $1.0 million, or 27%, for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to lower employment costs from decreased headcount, a decrease in advertising and trade show activities, and the absence of amortization expense related to intangible assets as intangible assets were fully amortized as of December 31, 2018.

Research and development expenses decreased $0.4 million, or 23%, for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to lower employment costs from decreased headcount in the EksoWorks business unit.

General and administrative expenses decreased $1.4 million, or 38%, for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to the absence of a severance charge related to the departure of our then Chief Executive Officer which was recorded in the comparable period and lower external consulting costs in the three months ended March 31, 2019.

Change in fair value, contingent liabilities for the three months ended March 31, 2019, included changes of fair value of the contingent liabilities related to a success fee on our outstanding debt our lender.

Total Other (Expense) Income, Net

Loss on revaluation of warrant liability of $1.1 million for the three months ended March 31, 2019 was associated with the revaluation of warrants issued in 2015, compared to a $0.7 million gain upon revaluation of warrant liability for the three months ended March 31, 2018. Losses on revaluation of warrant liability are caused by increases in our stock price, while gains upon revaluation of warrant liability are caused by decreases in our stock price.

Loss on modification of warrants of $0.3 million for the three months ended March 31, 2019 was due to the reduction of the warrant exercise price (See Note 11 in the notes to our condensed consolidated financial statements under the caption. Capitalization and Equity Structure). There was no comparable amount for the three months ended March 31, 2018.

Other (expense) income, net decreased $0.3 million, or 197%, for the three months ended March 31, 2019, compared to the same period of 2018, due to unrealized gains and losses on foreign currency revaluations of inter-company monetary assets and liabilities.

Financial Condition, Liquidity and Capital Resource

Since the Company’s inception, it has devoted substantially all its efforts toward the development of exoskeletons for the medical and industrial markets, toward the commercialization of medical exoskeletons to rehabilitation centers and toward raising capital. The Company has financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

Liquidity and Capital Resources

As of March 31, 2019, we had an accumulated deficit of $177.7 million.  Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. In the three months ended March 31, 2019, we used $5.2 million of cash in our operations.

Cash on hand at March 31, 2019 was $9.2 million, compared to $7.7 million at December 31, 2018. As noted in Note 9 in the notes to our condensed consolidated financial statements under the caption Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of March 31, 2019, the most recent determination of this restriction, $4.9 million of cash must remain as restricted, with such amounts to be re-computed at each month end. After considering cash restrictions, effective unrestricted cash as of March 31, 2019 is estimated to be $4.3 million. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, we believe we have sufficient resources to meet our financial obligations until late in the second quarter of 2019. While we will require significant additional financing, our actual capital requirements may vary significantly and will depend on many factors. We plan to continue our investments (i) in our clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for rehabilitation, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

We are actively pursuing opportunities to obtain additional financing through public or private equity and/or debt financings and corporate collaborations. Sales of additional equity securities by the Company could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to further reduce our discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). We held no cash equivalents for any of the periods presented.

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(5,177)	$(6,745)
Net cash used in investing activities	(7)	(31)
Net cash provided (used in) by financing activities	6,769	(399)
Effect of exchange rate changes on cash	(4)	(66)
Net increase (decrease) in cash	1,581	(7,241)
Cash at the beginning of the period	7,655	27,813
Cash at the end of the period	$9,236	$20,572

Net Cash Used in Operating Activities

Net cash used in operations decreased $1.6 million, or 23%, for the three months ended March 31, 2019, compared to the same period of 2018 primarily due to decreased employment costs as a result of lower headcount, lower consulting and marketing related costs, and an increase in cash collections related to an increase in sales.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $6.8 million for the three months ended March 31, 2019 was from the sale of common stock under our "at the market offering" program of $2.3 million and proceeds of $5.0 million from equity investors associated with the JV Agreement, offset by aggregate principal payments of $0.6 million against our term loan.

Net cash used in financing activities of $0.4 million for the three months ended March 31, 2018 was related to aggregate principal payments against our term loan.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2019, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Term loan	$4,847	$2,587	$2,260	$—	$—
Facility operating leases	1,782	543	1,239	—	—
Purchase obligations	1,221	1,221	—	—	—
Financing lease	48	36	12	—
Total	$7,898	$4,387	$3,511	$—	$—

In addition to the table above, which reflects only fixed payment obligations, we have two license agreements to maintain exclusive rights to certain patents. Under these license agreements, we are required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, the Company owes 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The license agreements also stipulate minimum annual royalties of $50,000 per year.

In connection with our acquisition of Equipois in December 2015, we assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants us an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, we pay the developer a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1.2 million as of March 31, 2019, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

In addition, we conduct business in foreign countries and have subsidiaries based in Germany and Singapore. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In December 2017, the Company disclosed that management had identified a material weakness in the Company’s internal controls over financial reporting due to a deficiency in the Company’s information technology (IT) general controls and segregation of duties. The Company has since implemented a more robust accounting and enterprise resource planning system. In response to the Company’s announcement, on February 5, 2018, a shareholder filed a derivative action in Nevada state court: D’Arcy v. Looby et al. (Clark County, Nevada), Case No. a-18-768970-B (filed Feb. 5, 2018). The complaint alleges state law claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Company’s management believes that the lawsuit is without merit, and the Company plans to defend against it. On March 1, 2019, the Company filed motions to dismiss the complaint. In lieu of defending the complaint, plaintiff sought to amend the complaint. Plaintiff’s amended complaint is due on May 24, 2019. The Company’s response to the amended complaint is due on June 28, 2019.
On July 26, 2018, July 31, 2018, and August 14, 2018, three shareholders filed separate derivative actions in California state court: Elmes v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018); Leung v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01554 (filed July 31, 2018); and Herby v. Hamilton et al. (Contra Costa County, California), Case No. CIVMSC18-01642 (filed August 14, 2018). The Elmes, Leung, and Herby complaints allege state law claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On October 3, 2018, the court consolidated the Elmes, Leung, and Herby actions, which are now maintained as one action: Elmes v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018). On December 20, 2018, the Company filed a motion to dismiss the actions. In lieu of defending the complaint, plaintiffs sought to amend the complaint. On April 4, 2019, plaintiffs filed a consolidated complaint in the Elmes action. The Company’s response to the consolidated complaint is due on May 7, 2019. The Company’s management believes that the lawsuit is without merit, and the Company plans to defend against it.
On January 18, 2019, plaintiffs in the In re Ekso Bionics Holdings Corp. Derivative Litigation (previously described in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019) filed a voluntary dismissal and stated their intent to join the Elmes action. On January 23, 2019, the court granted plaintiffs’ request and dismissed the lawsuit without prejudice.

Item 1A. Risk Factors

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I-Item 1A-“Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”). Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below or in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Part I-Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

U.S regulatory review may result in delays, restrictions or other adverse impacts on the operations of our China JV.

In January 2019, we entered into the China JV to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center.  In connection with the China JV, the China JV partners and their affiliates agreed to purchase an aggregate of 3,067,485 shares of our common stock at a price per share equal to $1.63, for aggregate proceeds to us of $5.0 million (the “Share Purchase”).

In February 2019, the Department of Defense (“DoD”) inquired about certain aspects of the China JV, including about our products’ classification under U.S. export control regimes and whether the China JV parties intended to notify the Committee on Foreign Investment in the United States (“CFIUS”) of the China JV.

We believe the activities contemplated under the China JV agreement are in compliance with U.S. export control laws and regulations and that the China JV and the related investment are not covered by CFIUS’s regulations, including those establishing the newly-implemented CFIUS “Pilot Program.” Our response to DoD reflected these positions.

Notwithstanding our views regarding CFIUS and the applicability of CFIUS’s regulations to the China JV, CFIUS has broad discretion to assert jurisdiction to review foreign investments in U.S. businesses, and to restrict the ownership thereof and the transfer of technology therefrom to foreign investors, including where CFIUS believes that such foreign investment may present potential national security risks to the United States.

If CFIUS were to determine that the China JV or the Share Purchase is subject to CFIUS review, CFIUS could review the China JV and take actions if CFIUS were to identify national security concerns with the transactions. CFIUS’s actions could include the imposition of measures designed to mitigate and resolve any such national security concerns. Such mitigation measures may include, but not necessarily be limited to, a requirement that we obtain prior approval from the U.S. government to transfer certain technology related to our products, which would present a risk to the operations of the China JV.  If CFIUS were to determine that it cannot mitigate any identified national security concerns, CFIUS could recommend that the President of the United States compel the JV Partners to abandon or unwind the China JV or the Share Purchase. Even if a CFIUS review process does not result in mitigation or Presidential action, it might result in delay in the China JV’s ability to develop and serve the market in China.

In addition, notwithstanding our views regarding the classifications of our products under export control regimes, the Department of Commerce has authority in certain circumstances under the Export Control Reform Act and the Export Administration Regulations to inform parties that a license is required to export items or technology to certain destinations, for reasons that include risk that the technology may be transferred for proscribed end uses. In the event the U.S. government exercises such authority over our products, it may delay and ultimately restrict our ability to transfer manufacturing technology to China JV.

Any of the foregoing actions by the U.S. government could materially and adversely affect our China JV, and therefore our business, financial condition and operating results.

Item 5.    Other Information
See Note “18. Subsequent Events” to the Financial Statements included in this Quarterly Report on Form 10-Q under the section titled “Part I-Item 1-Notes to Condensed Consolidated Financial Statements (unaudited)”.

Item 6. Exhibits

Exhibit Number	Description
10.1*
Equity Joint Venture Contract, dated January 30, 2019, by and among Ekso Bionics Holdings, Inc., Ekso Bionics, Inc., a wholly-owned subsidiary of Ekso Bionics Holdings, Inc., Zhejiang Youchuang Venture Capital Investment Co., Ltd. and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership.

10.2**	Share Purchase Agreement, dated January 30, 2019, between Ekso Bionics Holdings, Inc., Ekso Bionics, Inc., a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. and the parties listed thereto.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Amendment to Purchase Agreement (incorporated by reference from Exhibit 991 to the Company’s Current Report on Form 8-K filed March 11, 2019).

99.2	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference from Exhibit 991 to the Company’s Current Report on Form 8-K filed March 11, 2019).

101**
The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”):

• unaudited condensed consolidated balance sheets;
• unaudited condensed consolidated statements of operations and comprehensive loss;
• unaudited condensed consolidated statements of stockholders' equity;
• unaudited condensed consolidated statement of cash flows;
• notes to unaudited condensed consolidated financial statements;

*	Portions of this exhibit have been omitted as permitted by applicable regulations.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: May 1, 2019	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: May 1, 2019	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)