Form 10-Q
period 2019-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2019-08-01
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

(510) 984-1761
(Registrant’s telephone number, including area code)
____________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: Title of each class Trading Name of each exchange on which registered:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EKSO	Nasdaq Capital Market

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

The number of shares of registrant’s common stock outstanding as of July 29, 2019 was 74,918,393.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2019	December 31, 2018
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$13,262	$7,655
Accounts receivable, net of allowances of $119 and $128, respectively	4,541	3,660
Inventories, net	3,724	3,371
Prepaid expenses and other current assets	606	281
Total current assets	22,133	14,967
Property and equipment, net	1,816	2,365
Right-of-use assets	1,277	—
Goodwill	189	189
Other assets	168	134
Total assets	$25,583	$17,655
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,480	$3,156
Accrued liabilities	2,768	3,541
Deferred revenues, current	1,369	1,102
Note payable, current	2,333	2,333
Lease liabilities, current	393	—
Total current liabilities	9,343	10,132
Deferred revenues	1,761	1,495
Note payable, net	1,535	2,648
Lease liabilities	934	—
Warrant liabilities	6,561	585
Other non-current liabilities	45	67
Total liabilities	20,179	14,927
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 74,895 and 62,963, shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	75	63
Additional paid-in capital	186,142	173,903
Accumulated other comprehensive loss	(50)	(92)
Accumulated deficit	(180,763)	(171,146)
Total stockholders’ equity	5,404	2,728
Total liabilities and stockholders’ equity	$25,583	$17,655

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$3,262	$2,967	$6,878	$5,486
Cost of revenue	1,702	2,000	3,719	3,750
Gross profit	1,560	967	3,159	1,736

Operating expenses:
Sales and marketing	3,039	3,933	5,848	7,786
Research and development	1,499	1,389	2,883	3,197
General and administrative	2,120	2,827	4,437	6,564
Change in fair value, contingent consideration	—	3	1	(15)
Total operating expenses	6,658	8,152	13,169	17,532

Loss from operations	(5,098)	(7,185)	(10,010)	(15,796)

Other income (expense), net:
Interest expense	(107)	(160)	(228)	(324)
Gain (loss) on revaluation of warrant liabilities	2,737	(213)	1,615	520
Loss on modification of warrant	—	—	(257)	—
Warrant issuance expense	(706)	—	(706)	—
Other income (expense), net	108	(420)	(31)	(277)
Total other income (expense), net	2,032	(793)	393	(81)

Net loss	$(3,066)	$(7,978)	$(9,617)	$(15,877)
Other comprehensive (loss) income	(106)	320	42	113
Comprehensive loss	$(3,172)	$(7,658)	$(9,575)	$(15,764)

Basic and diluted net loss per share	$(0.04)	$(0.13)	$(0.14)	$(0.26)

Weighted average number of shares of common stock outstanding, basic and diluted	70,702	60,621	67,886	60,386

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	62,963	$63	$173,903	$(92)	$(171,146)	$2,728
Net loss	—	—	—	—	—	—	(6,551)	(6,551)
Issuance of common stock under:
Equity financing, net	—	—	4,362	5	7,300	—	—	7,305
Equipois sales earn-out	—	—	18	—	22	—	—	22
Equity incentive plan	—	—	45	—	55	—	—	55
Matching contribution to 401(k) plan	—	—	141	—	191	—	—	191
Stock-based compensation expense	—	—	—	—	636	—	—	636
Foreign currency translation adjustments	—	—	—	—	—	148	—	148
Balance at March 31, 2019	—	—	67,529	68	182,107	56	(177,697)	4,534
Net loss	—	—	—	—	—	—	(3,066)	(3,066)
Issuance of common stock under:
Equity financing, net	—	—	6,667	6	2,387	—	—	2,393
Equity incentive plan	—	—	141	—	173	—	—	173
In lieu of employee cash bonus	—	—	558	1	918	—	—	919
Stock-based compensation expense	—	—	—	—	557	—	—	557
Foreign currency translation adjustments	—	—	—	—	—	(106)	—	(106)
Balance at June 30, 2019	—	$—	74,895	$75	$186,142	$(50)	$(180,763)	$5,404

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	59,943	$60	$165,825	$(340)	$(144,154)	$21,391
Net loss	—	—	—	—	—	—	(7,899)	(7,899)
Issuance of common stock under:
Equipois sales earn-out	—	—	18	—	28	—	—	28
Equity incentive plan	—	—	52	—	(62)	—	—	(62)
Matching contribution to 401(k) plan	—	—	221	—	508	—	—	508
In lieu of cash compensation	—	—	121	—	190	—	—	190
Stock-based compensation expense	—	—	—	—	892	—	—	892
Foreign currency translation adjustments	—	—	—	—	—	(207)	—	(207)
Balance at March 31, 2018	—	—	60,355	60	167,381	(547)	(152,053)	14,841
Net loss	—	—	—	—	—	—	(7,978)	(7,978)
Issuance of common stock under:
Equity incentive plan	—	—	454	1	—	—	—	1
In lieu of cash compensation	—	—	23	—	40	—	—	40
Stock-based compensation expense	—	—	—	—	402	—	—	402
Foreign currency translation adjustments	—	—	—	—	—	320	—	320
Balance at June 30, 2018	—	$—	60,832	$61	$167,823	$(227)	$(160,031)	$7,626

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(9,617)	$(15,877)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	493	888
Provision for excess and obsolete inventories	24	157
Changes in allowance for doubtful accounts	50	(109)
Loss on disposal of property and equipment	—	54
Gain on revaluation of warrant liabilities	(1,615)	(520)
Finance cost attributable to issuance of warrants	706	—
Stock-based compensation expense	1,193	1,294
Amortization of debt discount and accretion of final payment fee	55	84
Change in fair value of contingent liabilities	1	(17)
Common stock contribution to 401(k) plan	103	118
Loss on modification of warrants	257	—
Loss on foreign currency transactions	34	234
Changes in operating assets and liabilities:
Accounts receivable	(931)	(678)
Inventories	(260)	(198)
Prepaid expenses, operating lease right-of-use assets, and other assets current and noncurrent	(182)	757
Accounts payable	(654)	210
Accrued and lease liabilities	102	215
Deferred revenues	533	584
Net cash used in operating activities	(9,708)	(12,804)
Investing activities:
Acquisition of property and equipment	(60)	(31)
Net cash used in investing activities	(60)	(31)
Financing activities:
Proceeds from issuance of common stock and warrants, net	16,325	—
Principal payments on note payable	(1,185)	(994)
Proceeds from exercise of stock options	228	—
Net cash provided by (used in) financing activities	15,368	(994)
Effect of exchange rate changes on cash	7	(94)
Net increase (decrease) in cash	5,607	(13,923)
Cash at beginning of period	7,655	27,813
Cash at end of period	$13,262	$13,890

Supplemental disclosure of cash flow activities
Cash paid for interest	$183	$238
Cash paid for income taxes	$8	$—

Supplemental disclosure of non-cash activities

Initial recognition of operating lease right-of-use assets	$1,454	$—
Initial recognition of operating lease liabilities	$1,498	$—
Transfer of inventory to (from) property and equipment	$(117)	$684
Share issuance for common stock contribution to 401(k) plan	$191	$508
Share issuance for employee bonuses	$919	$230
Equipois sales earn-out	$22	$28
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

Liquidity and Going Concern

As of June 30, 2019, the Company had an accumulated deficit of $180,763.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the six months ended June 30, 2019, the Company used $9,708 of cash in its operations.

On May 22, 2019, the Company entered into an underwriting agreement (“Underwriting Agreement”) with Cantor Fitzgerald & Co. and SunTrust Robinson Humphrey, Inc., (the “Underwriters”) for the underwritten public offering of its common stock and warrants to purchase common stock with an exercise price of $2.00 per share, pursuant to which on May 24, 2019, the Company sold 6,667 shares of its common stock with accompanying warrants to purchase 6,667 shares of common stock, at a combined price to the public of $1.50 per share of common stock and accompanying warrant, for net proceeds of $9,037. Refer to Note 11 Capitalization and Equity Structure.

Cash on hand at June 30, 2019 was $13,262, compared to $7,655 at December 31, 2018. As noted in Note 9 Long-Term Debt, borrowings under the Company’s long-term debt agreement have a requirement of minimum cash on hand equivalent to three months of cash burn. As of June 30, 2019, the most recent determination of this restriction, $4,546 of cash must remain as restricted, with such amounts to be re-computed at each month end period. After considering cash restrictions, effective unrestricted cash as of June 30, 2019 is estimated to be $8,716. Based on the current forecast, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, the Company believes it has sufficient resources to meet its financial obligations until late in the fourth quarter of 2019. While the Company will require significant additional financing, the Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments (i) in its clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in its research, development and commercialization activities with respect to an Ekso robotic exoskeleton for rehabilitation, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2018, which included

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern in the report of the Company’s independent registered public accounting firm, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain reclassifications have been made to conform to the current period’s presentation. The Company’s investment in a variable interest entity (“VIE”) in which it exercises significant influence, but does not control and is not the primary beneficiary, is accounted for using the equity method. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, revenue recognition, deferred revenue and the deferral of the associated costs, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, the valuation of employee stock options and warrants, and contingencies. Actual results could differ from those estimates.

Foreign Currency

The assets and liabilities of foreign subsidiaries and equity investments, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entity’s functional currency, are recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

Investment in Unconsolidated Affiliate

Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments accounted for under the equity method of accounting are recorded at cost within other assets on the consolidated balance sheets and subsequently increased or decreased by the Company’s proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income. Dividends or other equity distributions in excess of the Company’s cumulative equity in earnings of the investee are recorded as a reduction of the investment. Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill, if any.

The Company believes the equity method is an appropriate means for it to recognize increases or decreases measured by U.S. GAAP in the economic resources underlying the investments. Regular evaluation of these investments is appropriate to evaluate any potential need for impairment. The Company uses evidence of a loss in value to identify if an investment has an other-than-temporary decline in value.

Variable Interest Entities

The Company determines whether it has relationships with entities defined as variable interest entities (“VIEs”) in accordance with Accounting Standards Codification ("ASC") 810, Consolidation. Under this guidance, a VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

An entity in which the Company holds a variable interest is a VIE if any of the following conditions exist: (a) the total equity

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of equity investment at risk lack either the direct or indirect ability through voting rights or similar rights to make decisions about an entity’s activities that most significantly impact the entity’s economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

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

Inventory

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using the standard cost method, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. The Company’s estimate of write-downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”), No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items, such as initial direct costs paid or incentives received.

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

Government Grants

The Company accounts for nonreciprocal government grants by applying the contributions received guidance in ASC Topic 958-605 by analogy. To determine if a grant is non-reciprocal or reciprocal and whether the application of ASC 606 is required, the Company considers whether the transfer of resources is one in which commensurate value is exchanged. If commensurate value is not exchanged for the goods or services provided, the Company assesses whether the grant is conditional or unconditional.  Grants that contain both a barrier and right to return are considered conditional and revenue is deferred until such conditions are satisfied. In January 2019, the Company received a government grant from the Singapore Economic Development Board (“SEDB”) in the amount of approximately $1,500. The receipt of the funds is conditional upon certain operational milestones that must be met and maintained through December 31, 2021. Therefore, the Company has not recognized revenue related to the government grant from the SEBD nor received cash from the SEBD during the six months ended June 30, 2019. The Company does not expect to recognize revenue until December 31, 2021.

Going Concern

The Company assesses its ability to continue as a going concern at every interim and annual period in accordance with ASC 205-40. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash accounts in excess of federally insured limits. However, the Company believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held. The Company extends credit to customers, most of which are hospitals or other large nationally recognizable institutions, in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of June 30, 2019 and December 31, 2018.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

As of June 30, 2019, the Company had no customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable compared with one customer as of December 31, 2018 (19%).

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

In the three months ended June 30, 2019, the Company had one customer with sales of 10% or more of the Company’s total revenue (31%), compared with no customers in the three months ended June 30, 2018.

In the six months ended June 30, 2019, the Company had one customer with sales of 10% or more of the Company’s total revenue (21%), compared with no customers in the six months ended June 30, 2018.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements on fair value measurements in Topic 820 by removing the requirement to disclose the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The standard expands the disclosure requirements for Level 3 fair value measurement, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendments in this update will be effective for the Company in the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the amendments in this update will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update is effective for the Company in the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842) and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) which superseded existing guidance on accounting for leases in ASC 840, Leases (ASC 840). Topic 842 requires the Company to recognize on its balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing the lessee’s right to use, or control the use of a specified asset for the lease term for any operating lease with a term greater than one year. This standard became effective for the Company in the first quarter of 2019. The Company used the modified retrospective transition method, under which the Company applied the standard to each lease that had commenced as of the beginning of January 1, 2019. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to carry forward the historical lease classification.

Upon adoption of this standard on January 1, 2019, the Company recorded right–of–use assets and corresponding lease liabilities of $1,454 and $1,498, respectively. As of June 30, 2019, the right–of–use assets and corresponding lease liabilities in the Company’s condensed consolidated balance sheets were $1,277 and $1,327, respectively. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows, nor did it have a material impact on the financial covenants set forth in the Company’s long-term debt agreement. The Company has provided detailed disclosures as required by the new standard (Refer to Note 10 Lease Obligations).

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

In August 2018, the SEC published Release No. 33-10532, Disclosure Update and Simplification (“DUSTR”), which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity (deficit) in the notes or as a separate statement for each period for which a statement of comprehensive income (loss) is required to be filed. The new interim reconciliation of changes in stockholders’ equity (deficit) is included herein as a separate statement.

3.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes to accumulated comprehensive income (loss), net of tax, by component for the six months ended June 30, 2019:

Foreign Currency Translation
Balance at December 31, 2018	$(92)
Current period other comprehensive income	42
Balance at June 30, 2019	$(50)

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement, are as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2019
Liabilities
Warrant liabilities	$6,561	$—	$—	$6,561
Contingent success fee liability	$35	$—	$—	$35

December 31, 2018
Liabilities
Warrant liability	$585	$—	$—	$585
Contingent success fee liability	$34	$—	$—	$34

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2019, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Success Fee Liability
Balance at December 31, 2018	$585	$34
Initial fair value of warrants issued in conjunction with May 2019 financing	7,334	—
Gain on revaluation of warrants issued in May 2019 financing and December 2015 financing	(1,615)	—
Loss on modification of December 2015 warrants	257	—
Loss on revaluation of contingent liabilities	—	1
Balance at June 30, 2019	$6,561	$35

Refer to Note 11 Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories, net

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$2,800	$2,676
Work in progress	446	331
Finished goods	673	730
	3,919	3,737
Less: inventory reserve	(195)	(366)
Inventories, net	$3,724	$3,371

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

Deferred revenues consisted of the following:

	June 30, 2019	December 31, 2018
Deferred extended maintenance and support	$2,705	$2,114
Deferred royalties	300	300
Deferred rental income	18	51
Customer deposits and advances	73	62
Deferred device revenues	34	70
Total deferred revenues	3,130	2,597
Less current portion	(1,369)	(1,102)
Deferred revenues, non-current	$1,761	$1,495

Deferred revenue activity consisted of the following:

Six months ended June 30, 2019
Beginning balance	$2,597
Deferral of revenue	1,346
Recognition of deferred revenue	(813)
Ending balance	$3,130

At June 30, 2019, the Company’s deferred revenue was $3,130. Excluding customer deposits, the Company expects to recognize approximately $633 of the deferred revenue in the remainder of 2019, $998 in 2020, and $1,426 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $642 related to its contracts for rental units with its customers. These rental contracts are classified as operating leases, typically with 12-month lease terms, and rental income is recognized on a straight-line basis over the lease term.

As of June 30, 2019, and December 31, 2018, accounts receivable, net of allowance for doubtful accounts, were $4,541 and $3,660, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2019:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	EksoHealth	EksoWorks	Other	Total
Device revenue	$2,164	$359	$—	$2,523
Service, support and rentals	671	—	—	671
Parts and other	5	55	—	60
Collaborative arrangements	—	—	8	8
	$2,840	$414	$8	$3,262

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2019:

	EksoHealth	EksoWorks	Other	Total
Device revenue	$4,239	$1,076	$—	$5,315
Service, support and rentals	1,375	—	—	1,375
Parts and other	40	140	—	180
Collaborative arrangements	—	—	8	8
	$5,654	$1,216	$8	$6,878

7.    Investment in Unconsolidated Affiliate

On January 30, 2019, the Company and its wholly-owned subsidiary, Ekso Bionics, Inc. (“Ekso US”), entered into an agreement (the “JV Agreement”) with Zhejiang Youchuang Venture Capital Investment Co., Ltd (“ZYVC”) and another partner (collectively, the “JV Partners”) to establish Exoskeleton Intelligent Robotics Co. Limited (the “Investee”), a Chinese limited liability company designed to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center in the Zhejiang Province of China.

The Company has the right to receive a 20% ownership interest in the Investee in exchange for the successful transfer of licenses for its manufacturing technology and relevant Chinese patent rights (the “IP”). The Company will also be entitled to receive royalties on the Investee’s medical and industrial product sales in China, including Hong Kong, Malaysia and Singapore. The Company has one year from the date of the Investee’s formation to complete the transfer of the IP. Since the transferred IP was developed internally by the Company, all previous expenditures to develop the technology were recognized as expense in the period incurred and there was no carrying value on the Company’s consolidated balance sheet. The Company expects that it will recognize a gain on the technology license agreement to be entered into related to the IP transfer based on the fair value of the Company’s equity interest in the Investee once control of the IP is transferred.

The Investee is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity. In addition to the Company’s exchange of license rights for the manufacturing technology, the Investee will be capitalized through cash investments of up to approximately $92,000 by the JV Partners over the initial ten-year term of the JV Agreement. The investment in the Investee is accounted for under the equity method of accounting because the Company has significant influence over the Investee through its ownership interest, technology license and manufacturing service agreements and representation on the board of directors. As of June 30, 2019, there was no impact to the Company’s consolidated balance sheet except for the direct transaction costs which have been capitalized and will be included as part of the investment balance when the IP is transferred. Direct costs of $36 are included in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2019. In addition to contributing the licensed IP, the Company’s obligations to the Investee include assisting the Investee to become proficient in using the IP to manufacture products that meet regulatory standards, and providing supervision of appointed directors. The primary risks that the Company is exposed to from its involvement with the VIE include operational risk, foreign currency exposure risk and foreign regulatory risk. As of June 30, 2019, the Company has no other implied or unfunded commitments related to the Investee and its maximum exposure to risk of loss will be limited to the carrying value of the investment.
On April 30, 2019, Ekso US, the Company and the JV Partners entered into an amendment to the JV Agreement (the “JV Amendment”). Among certain other clarifying changes, the JV Amendment reduces the amount of capital contributions required to be made by the JV Partners within 90 days of the formation of the China JV from 30% (or RMB 187.2 million) to 10% (or RMB

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

62.4 million) and requires that the JV Partners contribute RMB 124.8 million of their capital contributions upon notice by the China JV based on the China JV’s then-current operating plan. The remaining RMB 436.8 million capital contribution of the JV Partners will be paid by them within the 10 years after the formation of the China JV as previously contemplated under the JV Agreement.

Equity Investments

Concurrent with the signing of the JV Agreement, ZYVC or its designees agreed to invest an aggregate of $10,000 in equity investments in the Company, taking place in two tranches. On January 30, 2019, the Company executed a Share Purchase Agreement (the “SPA”) under which the Company sold 3,067 shares of its common stock for $5,000 at a purchase price of $1.63 per share. The SPA contains an anti-dilution right for a 60-day period after closing, under which the investors were entitled to receive additional common shares if the Company had issued shares at a price below $1.63 during that period. This provision expired unexercised for all investors in April 2019. The Company recorded $8 in direct issuance costs as a reduction to the gross equity proceeds.

The remaining $5,000 investment by ZYVC or its designees in the Company’s common stock is contingent upon the shipment of the first products from the manufacturing facility. The equity investment price will be the volume weighted average price of 20 trading days before the issuing date, but with a collar so that the equity price will be no greater than 20% higher than the first investment price and lower than 80% of the first investment price.

8.    Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Salaries, benefits and related expenses	$1,865	$2,446
Device warranty	294	307
Clinical trials	307	227
Severance	46	270
Financing lease liability	36	35
Other	220	256
Total	$2,768	$3,541

A reconciliation of the changes in the current portion of the device warranty liability for the six-month period ended June 30, 2019 is as follows:

Warranty
Balance at December 31, 2018	$307
Additions for estimated future expense	180
Incurred costs	(193)
Balance at June 30, 2019	$294

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $207 was accreted as of June 30, 2019, to be paid in 2021 and is included as a component of note payable on the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the condensed consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the condensed consolidated balance sheets. At June 30, 2019, the fair value of the contingent success fee liability was $35.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $4,546 as of June 30, 2019, the most current determination, with the amount subject to change on a month-to-month basis. At June 30, 2019, with cash on hand of $13,262, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 10.44% for the three months ended June 30, 2019 and 10.45% for the six months ended June 30, 2019. The final payment fee, initial fair value of the success fee and debt issuance costs was and will be accreted, amortized and amortized, respectively, to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s long-term debt and final payment fee as of June 30, 2019:

Period	Amount
2019 - remainder	$1,167
2020	2,333
2021	440
Total principal payments	3,940
Less accreted portion of final payment fee, net of issuance cost and success fee discounts	72
Long-term debt, net	$3,868

Current portion	$2,333
Long-term portion	1,535
Long-term debt, net	$3,868

10.    Lease Obligations

In May 2017, the Company renewed its operating lease agreement for its headquarters and manufacturing facility in Richmond, California. The operating lease agreement expires in May 2022, with no further options to extend or terminate. During the renewal period, the base rent is approximately $32 per month during the first year, with incremental 3% increases per annum thereafter. The lease includes non-lease components (i.e. common area maintenance costs) that are paid separately from rent based on actual costs incurred, and therefore, were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

In July 2017, the Company entered into an operating lease agreement for its European operations office in Hamburg, Germany. The initial Hamburg lease term ends in July 2022. The Company has an option to extend the lease for another five-year term. Until April 2019, the Company had an unoccupied leased sales office in Freiburg, which had an original lease term expiring in December 2020. In April 2019, the Company entered an agreement with the lessor of the Freiburg office releasing the Company from future lease payments after April 30, 2019. As a result, the Company recorded a credit of $125 for the six months ended June 30, 2019 to sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss relating to the remaining obligation of the lease.

The Company’s future lease payments as of June 30, 2019 are as follows, which are presented as lease liabilities, current and lease liabilities on the Company’s condensed consolidated balance sheets:

Period	Operating Leases
2019 - remainder	$273
2020	553
2021	565
2022	262
2023	—
Total lease payments	1,653
Less: imputed interest	(326)
Present value of lease liabilities	$1,327

Lease liabilities, current	$393
Lease liabilities, noncurrent	934
Total lease liabilities	$1,327

Weighted-average remaining lease term (in years)	2.94
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $130 and $317 for the three months ended June 30, 2019 and 2018, respectively, and $270 and $460 for the six months ended June 30, 2019 and 2018, respectively.

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

As part of the transition to ASC 842, the Company elected to use the modified retrospective transition method with the new standard being applied as of the January 1, 2019 adoption date. Additionally, the Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, the lease classification for expired or existing leases, or whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

11.    Capitalization and Equity Structure

Summary

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s authorized capital stock at June 30, 2019 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At June 30, 2019, 74,895 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Common Stock

On August 21, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (the “Agent”) under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent, by methods deemed to be an “at the market offering.” Shares having an aggregate offering price of up to $25,000 may be offered pursuant to a prospectus dated August 21, 2018 (the “ATM Prospectus”) under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (Registration No. 333-218517). For the three and six months ended June 30, 2019, the Company sold 1,294 shares of common stock under the ATM Agreement at an average price of $1.85 per share, for aggregate proceeds of $2,313, net of commission and issuance costs. As of June 30, 2019, approximately $17,734 aggregate offering price of the Company’s common stock remained available for issuance pursuant to the ATM Prospectus.

On January 30, 2019, the Company sold 3,067 shares of its common stock for $5,000 at a purchase price of $1.63 per share under the SPA, in connection with the JV Agreement. Refer to Note 7 Investment in Unconsolidated Affiliate – Equity Investments for additional information.

On May 22, 2019, the Company entered into the Underwriting Agreement with the Underwriters for the underwritten public offering of its common stock and warrants to purchase common stock with an exercise price of $2.00 per share, pursuant to which, on May 24, 2019, the Company sold 6,667 shares of its common stock, and accompanying warrants to purchase 6,667 of common stock (see below under the heading “- 2019 Warrants”) at a combined price to the public of $1.50 per share of common stock and accompanying warrant, for gross proceeds of $10,000, $7,334 of which was allocated to the warrants based on the fair value method and the remaining proceeds of $2,666 allocated to the common stock shares. In connection with the financing the Company incurred approximately $963 in direct financing costs which have been allocated on the fair value basis between the common stock shares and the warrants. The costs of $706 allocated to the warrants were expensed immediately as financing costs in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss and the costs of $257 allocated to the common stock shares were recorded as a reduction to additional paid in capital.

Warrants

Warrant shares outstanding as of December 31, 2018 and June 30, 2019 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2018	Issued	Expired	June 30, 2019
2019 Warrants	$2.00	5	—	6,667	—	6,667
Information Agent Warrants	$1.50	3	200	—	—	200
2015 Warrants	$2.75	5	1,604	—	—	1,604
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	—	(426)	—
PPO warrants	$14.00	5	1,078	—	(1,078)	—
Pre-2014 warrants	$9.66	9-10	88	—	—	88
			3,396	6,667	(1,504)	8,559

2019 Warrants

In May 2019, pursuant to the Underwriting Agreement the Company issued warrants to purchase 6,667 shares of common stock with an exercise price of $2.00 per share (the “2019 Warrants”), which subject to certain exceptions, may be exercised prior to May 24, 2024. The 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the 2019 Warrants, the exercise price of the 2019 Warrants is reduced to the consideration

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. In addition, if the Company effects or enters into any issuance of common stock or options or convertible securities exercisable for or convertible into common stock at a price which varies or may vary with the market price of the shares of our common stock, subject to certain exceptions, a 2019 Warrant holder may, at the time of exercise of the holder’s warrant, elect to exercise the warrant at such variable price. In addition, the 2019 Warrants contain a put-option, cashless exercise provision and could require cash payments in the event of a failure to timely deliver securities or in the event of insufficient authorized shares. While the 2019 Warrants are outstanding, if the Company enters into a Change of Control (as defined in the 2019 Warrants) transaction and triggers the put-option, the Company or any successor entity will, at the option of each 2019 Warrant holder, purchase such warrant from the holder exercising such option by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of later of consummation of the Change of Control transaction or two days after the notice of such request. Because of this put-option provision, the 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black Scholes option pricing model and the Binomial Lattice option pricing model to measure the fair value of the 2019 Warrants:

	June 30, 2019	May 24, 2019
Current share price	$1.27	$1.49
Conversion price	$2.00	$2.00
Risk-free interest rate	1.76%	2.12%
Term (years)	4.9	5.0
Volatility of stock	96.7%	98.0%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the 2019 Warrants fair value is nominal.

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

On March 8, 2019, the Company entered into an amendment to the 2015 Purchase Agreement (the “Amendment”) to retroactively remove a provision prohibiting the Company from effecting or entering into an agreement to effect any issuance by the Company of its common stock at a price determined based on the trading price of the Company’s common stock or otherwise at a future determined price and reduced the exercise price of each such warrant from $3.74 per share to $2.75 per share, subject to further adjustments pursuant to the existing terms of such warrant. In the six months ended June 30, 2019, the Company recorded a $257 loss on the modification of these warrants.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the 2015 warrants as of June 30, 2019:

Current share price	$1.27
Conversion price	$2.75
Risk-free interest rate	1.84%
Term (years)	1.5
Volatility of stock	102.0%

12.    Stock-based Compensation

In June 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), to increase the number of shares available for grant by 3,500 shares.  As of June 30, 2019, the total shares authorized for grant under the 2014 Plan was 12,614, of which 4,015 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2019, and activity during the six months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	6,466	$3.05
Options granted	674	1.45
Options exercised	(186)	1.23
Options forfeited	(451)	2.12
Options cancelled	(180)	3.75
Balance as of June 30, 2019	6,323	$2.98	7.93	$65
Vested and expected to vest at June 30, 2019	6,323	$2.98	7.93	$65
Exercisable as of June 30, 2019	2,554	$4.61	6.08	$42

As of June 30, 2019, total unrecognized compensation cost related to unvested stock options was $4,849. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.84 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend yield	—	—	—	—
Risk-free interest rate	2.09%	2.85%	2.12%	2.70%-2.97%
Expected term (in years)	6	6-10	6	6-10
Volatility	102%	89%	102%	89%

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

RSU activity for the period ended June 30, 2019 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2018	278	$1.83
Granted	560	1.64
Vested	(563)	1.65
Forfeited	(36)	2.02
Unvested at June 30, 2019	239	$1.78

As of June 30, 2019, $326 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 2.98 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales and marketing	$156	$166	$379	$275
Research and development	73	47	118	225
General and administrative	328	189	696	794
	$557	$402	$1,193	$1,294

401(k) Plan Share Match

In August 2017, the Company’s Board of Directors approved a match benefit to the Ekso Bionics 401(k) plan (the “401(k) Plan”) in the form of shares of the Company’s common stock.

During the six months ended June 30, 2019, the Company issued 141 shares of common stock to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal year ended December 31, 2018.

13.    Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2019, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

14.    Commitments and Contingencies

Material Contracts

The Company enters various license, research collaboration and development agreements, which provide for payments to the Company primarily for technology transfer and license fees, and royalty payments on sales.

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

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $803 as of June 30, 2019, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

15.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(3,066)	$(7,978)	$(9,617)	$(15,877)
Denominator:
Weighted-average number of shares, basic and diluted	70,702	60,621	67,886	60,386

Net loss per share, basic and diluted	$(0.04)	$(0.13)	$(0.14)	$(0.26)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	6,323	2,916	6,323	2,916
Restricted stock units	239	78	239	78
Warrants for common stock	8,559	3,396	8,559	3,396
Total common stock equivalents	15,121	6,390	15,121	6,390

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

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Other	Total
Three months ended June 30, 2019
Revenue	$2,840	$414	$8	$3,262
Cost of revenue	1,327	368	7	1,702
Gross profit	$1,513	$46	$1	$1,560

Three months ended June 30, 2018
Revenue	$2,399	$557	$11	$2,967
Cost of revenue	1,486	500	14	2,000
Gross profit	$913	$57	$(3)	$967

	EksoHealth	EksoWorks	Other	Total
Six Months Ended June 30, 2019
Revenue	$5,654	$1,216	$8	$6,878
Cost of revenue	2,627	1,085	7	3,719
Gross profit	$3,027	$131	$1	$3,159

Six Months Ended June 30, 2018
Revenue	$4,521	$954	$11	$5,486
Cost of revenue	2,872	864	14	3,750
Gross profit	$1,649	$90	$(3)	$1,736

Geographic information for revenue based on location of customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$2,357	$1,777	$4,728	$3,131
All Other	905	1,190	2,150	2,355
	$3,262	$2,967	$6,878	$5,486

17.    Related Party Transactions

One of the Company’s directors, Dr. Ted Wang, is the founder, general partner and Chief Investment Officer of Puissance Capital Management LP (“Puissance Capital”), which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of the Company’s largest stockholders. Prior to Dr. Wang’s appointment to the Board in September 2017, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity solely owned and managed by Dr. Wang and affiliated with Puissance Capital. Angel Pond assists the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partners and the development of strategic partnerships for the sale and manufacture

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

of the Company’s products in that market. During the six months ended June 30, 2019, Angel Pond provided consulting services amounting to $30, which was expensed in the condensed consolidated statement of operations and comprehensive loss.

In connection with the consulting agreement with Angel Pond, the Company is required to make a payment of $1,000 to Angel Pond when a China joint venture is consummated in China. This amount has not yet been recorded in the Company’s condensed consolidated financial statements as the joint venture has not successfully completed registration in China and therefore has not achieved consummation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include all statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, (iv) our beliefs regarding the potential for commercial opportunity for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report, as updated and supplemented in this Quarterly Report under the heading “Part II – Item 1A. Risk Factors”, could cause our future results to differ materially from those expressed in the forward-looking information:

•	our ability to obtain adequate financing to fund operations and to develop or enhance our technology;

•	our ability to obtain or maintain regulatory approval to market our medical devices;

•
the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related impacts on our profitability and cash position;

•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;

•	our ability to achieve broad customer adoption of our products and services;

•	our ability to complete clinical trials on a timely basis and that completed clinical trials will be sufficient to support commercialization of our products;

•	existing or increased competition;

•	rapid changes in technological solutions available to our markets;

•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;

•	changes to our domestic or international sales and operations;

•	our ability to obtain or maintain patent protection for our intellectual property;

•	the scope, validity and enforceability of our and third-party intellectual property rights;

•	significant government regulation of medical devices and the healthcare industry;

•	our customers’ ability to get third-party reimbursement for our products and services associated with them;

•	our ability to receive regulatory clearance from certain government authorities, such as CFIUS (as defined below)), including any conditions, limitations or restrictions placed on such approvals;

•	our failure to implement our business plan or strategies;

•	our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;

•	our ability to retain or attract key employees;

•	stock volatility or illiquidity;

•	our ability to maintain adequate internal controls over financial reporting; and

•	overall economic and market conditions.

Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, such statements and information included in this Quarterly Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or that our objectives and plans will be achieved. Such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We design, develop and sell exoskeleton technology to augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be used both by able-bodied persons as well as by persons with physical disabilities. We have sold, rented or leased devices that (a) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate, and in some cases, to walk again and (b) allow industrial workers to perform heavy duty work for extended periods.

Today, our medical exoskeleton, Ekso GT, is used as a rehabilitation tool to allow physicians and therapists to rehabilitate patients who have suffered a stroke or spinal cord injury. With its unique features designed specifically for hospitals and its proprietary SmartAssist software, Ekso GT allows for the early mobilization of patients, enabling increased endurance during rehabilitation sessions through higher step counts and for longer periods. The intent is to allow the patient’s central nervous system to take advantage of a person’s neuroplasticity to maximize a patient’s recovery. In July 2019, we announced the expansion of our medical exoskeleton portfolio with an upper extremity rehabilitation device called EksoUE. EksoUE’s wearable upper body exoskeleton assists patients with a broad range of upper extremity impairments and aims to provide them with a wider range of motion and increased endurance for rehabilitation sessions of higher intensity.

For able-bodied industrial workers, we introduced in 2017 a second commercial product for industrial applications, the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. It is lightweight and low profile, making it comfortable to wear in all conditions while enabling freedom of motion. The goal is for workplaces with the EksoVest to experience fewer on-site injuries while tasks are completed faster and with higher quality results, for workers to stay healthier and experience increased stamina, and for companies to gain greater productivity in factories and on construction sites. In 2019, we are focusing on increasing sales of the EksoVest and the support arm, EksoZeroG, by pursuing alternative channels, such as rental agreements with construction equipment and heavy tool providers and working with automotive and related manufacturers to roll out our product(s) globally within their assembly operations. In addition, we believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

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

Second Quarter 2019 Highlights

•	In May 2019, we sold 6,666,667 shares of our common stock and warrants to purchase up to 6,666,667 shares of our common stock at a combined price of $1.50 per share for net proceeds of $9.0 million.

•	In the three months ended June 30, 2019, we booked 22 EksoGT units, two of which were rental units and 11 previously rented units were converted to capital purchases.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Adoption of New Accounting Policy

In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842) and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842), which superseded existing guidance on accounting for leases in ASC 840, Leases (ASC 840). Topic 842 requires us to recognize on our balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing the lessee's right to use, or control the use of a specified asset for the lease term for any operating lease with a term greater than one year. This standard became effective for us in the first quarter of 2019. We used the modified retrospective transition method, under which we applied the standard to each lease that had commenced as of the beginning of January 1, 2019. In addition, we elected to apply the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification.

The adoption of this standard had a material impact on our condensed consolidated balance sheets, with the recognition of right of use assets and corresponding lease liabilities in the amounts of $1.5 million and $1.5 million respectively. The adoption of this standard did not have a material impact on our condensed consolidated statements of operations or cash flows, nor did it have a material impact on the financial covenants set forth in our long-term debt agreement. We have provided detailed right of use asset and liability disclosures as required by the new standard in Note 10 Lease Obligations in the notes to our condensed consolidated financial statements under the caption.

Results of Operations

The following table presents our results of operations (in thousands):

	Three months ended June 30,
	2019	2018	Change	% Change

Revenue	$3,262	$2,967	$295	10%
Cost of Revenue	1,702	2,000	(298)	(15)%
Gross profit	1,560	967	593	61%
Operating expenses:
Sales and marketing	3,039	3,933	(894)	(23)%
Research and development	1,499	1,389	110	8%
General and administrative	2,120	2,827	(707)	(25)%
Change in fair value, contingent liabilities	—	3	(3)	(100)%
Total operating expenses	6,658	8,152	(1,494)	(18)%
Loss from operations	(5,098)	(7,185)	2,087	(29)%
Other income (expense), net:
Interest expense	(107)	(160)	53	(33)%
Gain (loss) on warrant liabilities	2,737	(213)	2,950	(1,385)%
Warrant issuance expense	(706)	—	(706)	—%
Other income (expense), net	108	(420)	528	(126)%
Total other income (expense), net	2,032	(793)	2,825	(356)%
Net loss	$(3,066)	$(7,978)	$4,912	(62)%

Revenue

Revenue increased $0.3 million, or 10%, for the three months ended June 30, 2019, compared to the same period of 2018. This increase was comprised of a $0.4 million increase in EksoHealth revenue offset by a $0.1 million decrease in EksoWorks revenue, primarily due to volume of device sales.

Gross Profit

Gross profit increased $0.6 million, or 61%, for the three months ended June 30, 2019, compared to the same period of 2018, primarily due to higher volume and average selling price of EksoHealth devices.

Operating Expenses

Sales and marketing expenses decreased $0.9 million, or 23%, for the three months ended June 30, 2019, compared to the same period of 2018, primarily due to a decrease in advertising and trade show activities, a decrease in clinical trial activities, the absence of amortization expense related to intangible assets as intangible assets were fully amortized as of December 31, 2018, and the absence of the $0.2 million charge for remaining lease obligations related to a leased sales office in Freiburg, Germany that was abandoned in the second quarter of 2018.

General and administrative expenses decreased $0.7 million, or 25%, for the three months ended June 30, 2019, compared to the same period of 2018, primarily due to lower external consulting costs associated with business development related activities in China and lower legal expenses.

Total Other (Expense) Income, Net

Interest expense decreased $0.1 million, or 33% for the three months ended June 30, 2019, compared to the same period of 2018, primarily due to a lower principal balance on our note payable to our bank.

Gain on warrant liabilities of $2.7 million for the three months ended June 30, 2019 was associated with the revaluation of warrants issued in 2015 and 2019, compared to a $0.2 million loss associated with the revaluation of warrants issued in 2015 for the three months ended June 30, 2018. Losses on revaluation of warrant liabilities are primarily due to increases in our stock price, while gains upon revaluation of warrant liabilities are primarily due to decreases in our stock price.

Warrant issuance expense of $0.7 million for the three months ended June 30, 2019, was recorded in connection with the equity financing in May 2019. We incurred $1.0 million in direct financing costs, which were allocated on a relative fair value basis between the common shares and warrant issuances, of which $0.7 million was allocated to the warrants and expensed immediately. There was no comparable amount of warrant issuance expense for the three months ended June 30, 2018.

Other income (expense), net changed to a $0.1 million gain for the three months ended June 30, 2019, from a $0.4 million loss for the same period of 2018, due to unrealized gains and losses on foreign currency revaluations of inter-company monetary assets and liabilities.

The following table presents our results of operations (in thousands):

	Six months ended June 30,
	2019	2018	Change	% Change

Revenue	$6,878	$5,486	$1,392	25%
Cost of Revenue	3,719	3,750	(31)	(1)%
Gross profit	3,159	1,736	1,423	82%
Operating expenses:
Sales and marketing	5,848	7,786	(1,938)	(25)%
Research and development	2,883	3,197	(314)	(10)%
General and administrative	4,437	6,564	(2,127)	(32)%
Change in fair value, contingent liabilities	1	(15)	16	(107)%
Total operating expenses	13,169	17,532	(4,363)	(25)%
Loss from operations	(10,010)	(15,796)	5,786	(37)%
Other income (expense), net:
Interest expense	(228)	(324)	96	(30)%
Gain on warrant liabilities	1,615	520	1,095	211%
Loss on modification of warrant	(257)	—	(257)	—%
Warrant issuance expense	(706)	—	(706)	—%
Other (expense) income, net	(31)	(277)	246	(89)%
Total other income (expense), net	393	(81)	474	(585)%
Net loss	$(9,617)	$(15,877)	$6,260	(39)%

Revenue

Device and related revenue increased $1.4 million, or 25%, for the six months ended June 30, 2019, compared to the same period of 2018. This increase was made up of a $1.1 million increase in EksoHealth revenue and $0.3 million increase in EksoWorks revenue, primarily due to a higher volume of device sales.

Gross Profit

Gross profit increased $1.4 million, or 82%, for the six months ended June 30, 2019, compared to the same period of 2018, primarily due to higher volume and average selling price of EksoHealth devices.

Operating Expenses

Sales and marketing expenses decreased $1.9 million, or 25%, for the six months ended June 30, 2019, compared to the same period of 2018, primarily due to a decrease in advertising and trade show activities, a decrease in clinical trial activities, the absence of amortization expense related to intangible assets as intangible assets were fully amortized as of December 31, 2018, and the absence of the $0.2 million charge for remaining lease obligations related to a leased sales office in Freiburg, Germany that was abandoned in the second quarter of 2018. In the six months ended June 30, 2019, we entered an agreement with the lessor of the Freiburg office releasing us from future lease payments, which resulted in a credit of $0.1 million relating to our remaining obligation under the lease.

Research and development expenses decreased $0.3 million, or 10%, for the six months ended June 30, 2019, compared to the same period of 2018, primarily due to lower employment costs from decreased headcount in the EksoWorks business unit.

General and administrative expenses decreased $2.1 million, or 32%, for the six months ended June 30, 2019, compared to the same period of 2018, primarily due to due to lower external consulting costs associated with business development related activities in China, the absence of a severance charge related to the departure of our then Chief Executive Officer, and lower legal expenses.

Change in fair value, contingent liabilities for the six months ended June 30, 2019, included changes of fair value of the contingent liability related to a success fee on our outstanding debt our lender.

Total Other (Expense) Income, Net

Interest expense decreased $0.1 million, or 30% for the six months ended June 30, 2019, compared to the same period of 2018, primarily due to a lower principal balance on our note payable to our bank.

Gain on revaluation of warrant liabilities of $1.6 million for the six months ended June 30, 2019 was associated with the revaluation of warrants issued in May 2019 and December 2015, compared to a $0.5 million gain upon revaluation of warrant liabilities for the six months ended June 30, 2018. Losses on revaluation of warrant liabilities are primarily due to increases in our stock price, while gains upon revaluation of warrant liabilities are due to decreases in our stock price.

Loss on modification of warrants of $0.3 million for the six months ended June 30, 2019 was due to the reduction of the warrant exercise price (Refer Note 11 Capitalization and Equity Structure in the notes to our condensed consolidated financial statements under the caption). There was no comparable amount for the six months ended June 30, 2018.

Warrant issuance expense of $0.7 million for the six months ended June 30, 2019 was recorded in connection with the equity financing in May 2019. We incurred $1.0 million in direct financing costs, which were allocated on a relative fair value basis between the common shares and warrant issuances, of which $0.7 million was allocated to the warrants and expensed immediately. There was no comparable amount of warrant issuance expense for the six months ended June 30, 2018.

Other (expense) income, net decreased $0.2 million, or 89%, for the six months ended June 30, 2019, compared to the same period of 2018, due to unrealized gains and losses on foreign currency revaluations of inter-company monetary assets and liabilities.

Financial Condition, Liquidity and Capital Resource

Since our inception, we have devoted substantially all of our efforts toward the development of exoskeletons for the medical and industrial markets, toward the commercialization of medical exoskeletons to rehabilitation centers and toward raising capital. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

Liquidity and Capital Resources

As of June 30, 2019, we had an accumulated deficit of $180.8 million.  Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. In the six months ended June 30, 2019, we used $9.7 million of cash in our operations.

On May 22, 2019, we entered into an underwriting agreement (“Underwriting Agreement”) with Cantor Fitzgerald & Co. and SunTrust Robinson Humphrey, Inc., (the “Underwriters”) for the underwritten public offering of its common stock and warrants to purchase common stock with an exercise price of $2.00 per share, pursuant to which on May 24, 2019, we sold 6,666,667 shares of its common stock, and accompanying warrants to purchase 6,666,667 shares of common stock, at a combined price to the public of $1.50 per unit, for net proceeds of $9.0 million. Refer to Note 11 Capitalization and Equity Structure.

Cash on hand at June 30, 2019 was $13.3 million, compared to $7.7 million at December 31, 2018. As noted in Note 9 Long-Term Debt in the notes to our condensed consolidated financial statements under the caption, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of June 30, 2019, the most recent determination of this restriction, $4.5 million of cash must remain as restricted, with such amounts to be re-computed at each month end. After considering cash restrictions, effective unrestricted cash as of June 30, 2019 is estimated to be $8.7 million. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, we believe we have sufficient resources to meet our financial obligations until late in the fourth quarter of 2019. While we will require significant additional financing, our actual capital requirements may vary significantly and will depend on many factors. We plan to continue our investments (i) in our clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) in our research, development and commercialization activities with respect to an Ekso robotic exoskeleton for rehabilitation, and/or (iii) in the development and commercialization of able-bodied exoskeletons for industrial use.

We are actively pursuing opportunities to obtain additional financing through public or private equity and/or debt financings and corporate collaborations. Sales of additional equity securities by us could result in the dilution of the interests of our existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to further reduce our discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). We held no cash equivalents for any of the periods presented.

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(9,708)	$(12,804)
Net cash used in investing activities	(60)	(31)
Net cash provided (used in) by financing activities	15,368	(994)
Effect of exchange rate changes on cash	7	(94)
Net increase (decrease) in cash	5,607	(13,923)
Cash at the beginning of the period	7,655	27,813
Cash at the end of the period	$13,262	$13,890

Net Cash Used in Operating Activities

Net cash used in operations decreased $3.1 million, or 24%, for the six months ended June 30, 2019, compared to the same period of 2018 primarily due to decreased employment costs as a result of lower headcount, lower consulting and marketing related costs, and an increase in cash collections related to an increase in sales.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $15.4 million for the six months ended June 30, 2019 was from the sale of common stock for net proceeds of $9.0 million in connection with the equity financing in May 2019, net proceeds of $2.3 million under our “at the market offering” program, net proceeds of $5.0 million from equity investors associated with the JV Agreement, and proceeds of $0.2 million from the exercise of stock options, partially offset by aggregate principal payments of $1.2 million against our term loan.

Net cash used in financing activities of $1.0 million for the six months ended June 30, 2018 was related to aggregate principal payments against our term loan.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2019, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Term loan	$4,181	$2,539	$1,642	$—	$—
Facility operating leases	1,654	548	1,106	—	—
Purchase obligations	803	803	—	—	—
Financing lease	39	36	3	—
Total	$6,677	$3,926	$2,751	$—	$—

In addition to the table above, which reflects only fixed payment obligations, we have two license agreements to maintain exclusive rights to certain patents. Under these license agreements, we are required to pay 1% of net sales of products sold to entities other than the U.S. government. In the event of a sublicense, we owe 21% of license fees and must pass through 1% of the sub-licensee’s net sales of products sold to entities other than the U.S. government. The license agreements also stipulate minimum annual royalties of $50,000 per year.

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.8 million as of June 30, 2019, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

In addition, we conduct business in foreign countries and have subsidiaries based in Germany and Singapore. Accordingly, we are exposed to exchange rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment and makes assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Management believes that the financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In December 2017, the Company disclosed that management had identified a material weakness in the Company’s internal controls over financial reporting due to a deficiency in the Company’s information technology (IT) general controls and segregation of duties. The Company has since implemented a more robust accounting and enterprise resource planning system. In response to the Company’s announcement, on February 5, 2018, a shareholder filed a derivative action in Nevada state court: D’Arcy v. Looby et al. (Clark County, Nevada), Case No. a-18-768970-B (filed Feb. 5, 2018). The complaint alleges state law claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Company’s management believes that the lawsuit is without merit, and the Company plans to defend against it. On March 1, 2019, the Company filed motions to dismiss the complaint. In lieu of defending the complaint, plaintiff sought to amend the complaint. On May 28, 2019, Plaintiff filed an amended complaint. On July 2, 2019, the Company filed motions to dismiss the amended complaint. The Company’s management believes that the lawsuit is without merit, and the Company plans to defend against it.
On July 26, 2018, July 31, 2018, and August 14, 2018, three shareholders filed separate derivative actions in California state court: Elmes v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018); Leung v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01554 (filed July 31, 2018); and Herby v. Hamilton et al. (Contra Costa County, California), Case No. CIVMSC18-01642 (filed August 14, 2018). The Elmes, Leung, and Herby complaints allege state law claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On October 3, 2018, the court consolidated the Elmes, Leung, and Herby actions, which are now maintained as one action: Elmes v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018). On December 20, 2018, the Company filed a motion to dismiss the actions. In lieu of defending the complaint, plaintiffs sought to amend the complaint. On April 4, 2019, plaintiffs filed a consolidated complaint in the Elmes action. On May 7, 2019, the Company filed a motion to dismiss the consolidated complaint. On July 10, 2019, the court issued an order dismissing the consolidated complaint with leave to amend. Any further amended complaint is due on August 7, 2019. The Company’s management believes that the lawsuit is without merit, and the Company plans to defend against it.
On January 18, 2019, plaintiffs in the In re Ekso Bionics Holdings Corp. Derivative Litigation (previously described in the Company’s Annual Report) filed a voluntary dismissal and stated their intent to join the Elmes action. On January 23, 2019, the court granted plaintiffs’ request and dismissed the lawsuit without prejudice.

Item 1A. Risk Factors

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I-Item 1A- “Risk Factors” in our Annual Report. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below or in our Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from our past, or anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Part I-Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

U.S. regulatory review may result in delays, restrictions or other adverse impacts on the operations of our China JV.

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

In February 2019, the Department of Defense (“DoD”) inquired about certain aspects of the China JV, including about our products’ classification under U.S. export control regimes and whether the China JV parties intended to notify the Committee on Foreign Investment in the United States (“CFIUS”) of the China JV. In July 2019, the Treasury Department - as the chair of CFIUS - made similar inquiries about the China JV and Share Purchase. We are preparing responses to these questions.

We believe the activities contemplated under the China JV agreement are in compliance with U.S. export control laws and regulations and that the China JV and the related investment are not covered by CFIUS’s regulations, including those establishing the newly-implemented CFIUS “Pilot Program.” Our response to DoD on March 12, 2019 reflected these positions.

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

If CFIUS were to determine that the China JV or the Share Purchase is subject to CFIUS review, CFIUS could review the China JV and take actions if CFIUS were to identify national security concerns with the transactions. CFIUS’s actions could include the imposition of measures designed to mitigate and resolve any such national security concerns. Such mitigation measures may include, but not necessarily be limited to, a requirement that we obtain prior approval from the U.S. government to transfer certain technology related to our products, which would present a risk to the operations of the China JV.  If CFIUS were to determine that it cannot mitigate any identified national security concerns, CFIUS could recommend that the President of the United States compel the JV Partners to abandon or unwind the China JV or the Share Purchase. Even if a CFIUS review process does not result in mitigation or Presidential action, it might result in disruption in the China JV’s ability to develop and serve the market in China.

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

Any of the foregoing actions by the U.S. government could materially and adversely affect our China JV, and therefore, our business, financial condition and operating results.

Item 6. Exhibits

Exhibit Number	Description
4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2019).

10.1†	Bill Shaw Offer Letter, dated April 2, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2019).

10.2**
Amendment to the Joint Venture Contract of Exoskeleton Intelligent Robotics Co. Limited, dated April 30, 2019, by and among Ekso Bionics Holdings, Inc., Ekso Bionics, Inc., a wholly-owned subsidiary of Ekso Bionics Holdings, Inc., Zhejiang Youchuang Venture Capital Investment Co., Ltd. and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership.

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

99.1
Ekso Bionics, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A, dated April 30, 2019, filed on April 30, 2019).

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”):
• unaudited condensed consolidated balance sheets;
• unaudited condensed consolidated statements of operations and comprehensive loss;
• unaudited condensed consolidated statements of stockholders’ equity;
• unaudited condensed consolidated statement of cash flows; and
• notes to unaudited condensed consolidated financial statements.

*	Filed herewith.
**	Confidential portions of this exhibit have been omitted as permitted by applicable regulations.
†	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: August 1, 2019	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: August 1, 2019	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)