Form 10-Q
period 2019-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2019-10-30
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

The number of shares of registrant’s common stock outstanding as of October 25, 2019 was 74,952,547.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months ended September 30, 2019 and 2018 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 6.	Exhibits	42

	Signatures	43

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2019	December 31, 2018
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$8,058	$7,655
Accounts receivable, net of allowances of $128 and $128, respectively	5,206	3,660
Inventories, net	3,342	3,371
Prepaid expenses and other current assets	428	281
Total current assets	17,034	14,967
Property and equipment, net	1,723	2,365
Right-of-use assets	1,174	—
Goodwill	189	189
Other assets	172	134
Total assets	$20,292	$17,655
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,362	$3,156
Accrued liabilities	2,589	3,541
Deferred revenues, current	1,398	1,102
Note payable, current	2,333	2,333
Lease liabilities, current	405	—
Total current liabilities	8,087	10,132
Deferred revenues	1,846	1,495
Note payable	972	2,648
Lease liabilities	818	—
Warrant liabilities	2,131	585
Other non-current liabilities	17	67
Total liabilities	13,871	14,927
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 74,953 and 62,963 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	75	63
Additional paid-in capital	186,629	173,903
Accumulated other comprehensive income (loss)	274	(92)
Accumulated deficit	(180,557)	(171,146)
Total stockholders’ equity	6,421	2,728
Total liabilities and stockholders’ equity	$20,292	$17,655

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$3,319	$2,550	$10,197	$8,036
Cost of revenue	1,569	1,467	5,288	5,217
Gross profit	1,750	1,083	4,909	2,819

Operating expenses:
Sales and marketing	2,818	3,106	8,666	10,892
Research and development	1,149	1,282	4,032	4,479
General and administrative	1,593	2,785	6,030	9,350
Change in fair value, contingent consideration	(20)	4	(19)	(11)
Total operating expenses	5,540	7,177	18,709	24,710

Loss from operations	(3,790)	(6,094)	(13,800)	(21,891)

Other income (expense), net:
Interest expense	(88)	(145)	(316)	(469)
Gain (loss) on revaluation of warrant liabilities	4,430	(681)	6,045	(162)
Loss on modification of warrant	—	—	(257)	—
Warrant issuance expense	—	—	(706)	—
Other income (expense), net	(346)	(63)	(377)	(338)
Total other income (expense), net	3,996	(889)	4,389	(969)

Net income (loss)	$206	$(6,983)	$(9,411)	$(22,860)
Other comprehensive income	324	44	366	157
Comprehensive income (loss)	$530	$(6,939)	$(9,045)	$(22,703)

Net income (loss) per share:
Basic	$—	$(0.11)	$(0.13)	$(0.38)
Diluted	$—	$(0.11)	$(0.13)	$(0.38)

Weighted average number of shares of common stock outstanding used in computing net income (loss) per share:
Basic	74,938	61,381	70,263	60,721
Diluted	74,951	61,381	70,263	60,721

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	62,963	$63	$173,903	$(92)	$(171,146)	$2,728
Net loss	—	—	—	—	—	—	(6,551)	(6,551)
Issuance of common stock under:
Equity financing, net	—	—	4,362	5	7,300	—	—	7,305
Equipois sales earn-out	—	—	18	—	22	—	—	22
Equity incentive plan	—	—	45	—	55	—	—	55
Matching contribution to 401(k) plan	—	—	141	—	191	—	—	191
Stock-based compensation expense	—	—	—	—	636	—	—	636
Foreign currency translation adjustments	—	—	—	—	—	148	—	148
Balance at March 31, 2019	—	—	67,529	68	182,107	56	(177,697)	4,534
Net loss	—	—	—	—	—	—	(3,066)	(3,066)
Issuance of common stock under:
Equity financing, net	—	—	6,667	6	2,387	—	—	2,393
Equity incentive plan	—	—	141	—	173	—	—	173
In lieu of employee cash bonus	—	—	558	1	918	—	—	919
Stock-based compensation expense	—	—	—	—	557	—	—	557
Foreign currency translation adjustments	—	—	—	—	—	(106)	—	(106)
Balance at June 30, 2019	—	—	74,895	75	186,142	(50)	(180,763)	5,404
Net income	—	—	—	—	—	—	206	206
Issuance of common stock under:
Equity incentive plan	—	—	58	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	487	—	—	487
Foreign currency translation adjustments	—	—	—	—	—	324	—	324
Balance at September 30, 2019	—	$—	74,953	$75	$186,629	$274	$(180,557)	$6,421

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	59,943	$60	$165,825	$(340)	$(144,154)	$21,391
Net loss	—	—	—	—	—	—	(7,899)	(7,899)
Issuance of common stock under:
Equipois sales earn-out	—	—	18	—	28	—	—	28
Equity incentive plan	—	—	52	—	(62)	—	—	(62)
Matching contribution to 401(k) plan	—	—	221	—	508	—	—	508
In lieu of cash compensation	—	—	121	—	190	—	—	190
Stock-based compensation expense	—	—	—	—	892	—	—	892
Foreign currency translation adjustments	—	—	—	—	—	(207)	—	(207)
Balance at March 31, 2018	—	—	60,355	60	167,381	(547)	(152,053)	14,841
Net loss	—	—	—	—	—	—	(7,978)	(7,978)
Issuance of common stock under:
Equity incentive plan	—	—	454	1	—	—	—	1
In lieu of cash compensation	—	—	23	—	40	—	—	40
Stock-based compensation expense	—	—	—	—	402	—	—	402
Foreign currency translation adjustments	—	—	—	—	—	320	—	320
Balance at June 30, 2018	—	—	60,832	61	167,823	(227)	(160,031)	7,626
Net loss	—	—	—	—	—	—	(6,983)	(6,983)
Issuance of common stock under:
Equity financing, net	—	—	1,747	2	3,959	—	—	3,961
Equity incentive plan	—	—	38	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	938	—	—	938
Foreign currency translation adjustments	—	—	—	—	—	44	—	44
Balance at September 30, 2018	—	$—	62,617	$63	$172,721	$(183)	$(167,014)	$5,587

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(9,411)	$(22,860)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	519	1,174
Provision for excess and obsolete inventories	29	161
Changes in allowance for doubtful accounts	63	(119)
Loss on disposal of property and equipment	—	126
(Gain) loss on revaluation of warrant liabilities	(6,045)	162
Finance cost attributable to issuance of warrants	706	—
Stock-based compensation expense	1,680	2,232
Amortization of debt discount and accretion of final payment fee	75	119
Change in fair value of contingent liabilities	(19)	(13)
Common stock contribution to 401(k) plan	113	156
Loss on modification of warrants	257	—
Loss on foreign currency transactions	384	291
Changes in operating assets and liabilities:
Accounts receivable	(1,608)	(109)
Inventories	195	(1,254)
Prepaid expenses, operating lease right-of-use assets, and other assets current and noncurrent	95	831
Accounts payable	(1,772)	1,058
Accrued and lease liabilities	(185)	477
Deferred revenues	647	557
Net cash used in operating activities	(14,277)	(17,011)
Investing activities:
Acquisition of property and equipment	(60)	(51)
Net cash used in investing activities	(60)	(51)
Financing activities:
Proceeds from issuance of common stock and warrants, net	16,325	3,961
Principal payments on note payable	(1,783)	(1,585)
Proceeds from exercise of stock options	228	1
Net cash provided by financing activities	14,770	2,377
Effect of exchange rate changes on cash	(30)	(133)
Net increase (decrease) in cash	403	(14,818)
Cash at beginning of period	7,655	27,813
Cash at end of period	$8,058	$12,995

Supplemental disclosure of cash flow activities
Cash paid for interest	$255	$350
Cash paid for income taxes	8	—

Supplemental disclosure of non-cash activities
Initial recognition of operating lease right-of-use assets	$1,454	$—
Initial recognition of operating lease liabilities	1,498	—
Transfer of inventory to (from) property and equipment	(195)	757
Share issuance for common stock contribution to 401(k) plan	191	508
Share issuance for employee bonuses	919	230
Equipois sales earn-out	22	28

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1.    Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops and sells exoskeleton technology to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. The Company has sold and leased devices that (i) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate and to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

Liquidity and Going Concern

As of September 30, 2019, the Company had an accumulated deficit of $180,557.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2019, the Company used $14,277 of cash in its operations.

On May 22, 2019, the Company entered into an underwriting agreement (“Underwriting Agreement”) with Cantor Fitzgerald & Co. and SunTrust Robinson Humphrey, Inc., (the “Underwriters”) for the underwritten public offering of its common stock and warrants to purchase common stock, pursuant to which on May 24, 2019, the Company sold 6,667 shares of its common stock with accompanying warrants to purchase 6,667 shares of common stock, at a combined price to the public of $1.50 per share of common stock and accompanying warrant, for net proceeds of $9,037. Each warrant has an exercise price of $2.00 per share, subject to adjustment in certain circumstances. Refer to Note 11. Capitalization and Equity Structure.

Cash on hand at September 30, 2019 was $8,058, compared to $7,655 at December 31, 2018. As noted in Note 9. Long-Term Debt, borrowings under the Company’s long-term debt agreement have a requirement of minimum cash on hand equivalent to three months of cash burn. As of September 30, 2019, the most recent determination of this restriction, $4,372 of cash must remain as restricted, with such amounts to be re-computed at each month end period. After considering cash restrictions, effective unrestricted cash as of September 30, 2019 is estimated to be $3,686. Based on the current forecast, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

On September 16, 2019, the Company received a written notice (the “Deficiency Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days, the Company does not meet the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market. Under Nasdaq Listing Rules, the Company has 180 calendar days from the date of the notification, or until March 16, 2020, to regain compliance with Nasdaq Listing Rules. To regain compliance, the closing bid price of the Company’s common stock on the Nasdaq Capital Market must be at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of such 180 day compliance period. The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and to maintain the listing of its common stock on the Nasdaq Capital Market. The Company will monitor the closing bid price for its common stock between now and March 16, 2020.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, the Company believes it has sufficient resources to operate in compliance with its debt covenants into the first quarter of 2020. While the Company will require significant additional financing, the Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments in its (i) sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) research, development and commercialization activities with respect to exoskeletons for rehabilitation, and (iii) development and commercialization of able-bodied exoskeletons for industrial use.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

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

Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.

The Company’s planned investment in a variable interest entity (“VIE”) in which it exercises significant influence, but does not control and is not the primary beneficiary, is accounted for using the equity method. Refer to Note 7. Investment in Unconsolidated Affiliate for more information.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, revenue recognition, deferred revenue and the deferral of the associated costs, the valuation of warrants and employee stock options, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. Actual results could differ from those estimates.

Foreign Currency

The assets and liabilities of foreign subsidiaries and equity investments, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entities' functional currencies, are recorded in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Investment in Unconsolidated Affiliate

Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments accounted for under the equity method of accounting are recorded at cost within other assets on the condensed consolidated balance sheets and subsequently increased or decreased by the Company’s proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income. Dividends or other equity distributions in excess of the Company’s cumulative equity in earnings of the investee are recorded as a reduction of the investment. Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill, if any. Refer to Note 7. Investment in Unconsolidated Affiliate for more information.

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

Variable Interest Entities

The Company determines whether it has relationships with entities defined as VIEs in accordance with Accounting Standards Codification ("ASC") 810, Consolidation. Under this guidance, a VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

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

The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (a) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether an entity is a VIE at the inception of its variable interest in the entity and upon the occurrence of certain reconsideration events. The Company routinely reassesses whether it is the primary beneficiary of VIEs in which it holds a variable interest.

Inventory

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using the standard cost method, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress (“WIP”). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge within the condensed consolidated statements of operations and comprehensive income (loss). The Company’s estimate of write-downs for excess and obsolete inventory is based on a detailed analysis, which includes on-hand inventory and purchase commitments in excess of forecasted demand.

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

Lease expense is recognized over the expected lease term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, lease liabilities current and lease liabilities non-current. As a result, the Company no longer recognizes deferred rent on the balance sheet.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis over the lease term.

Revenue Recognition

In July 2019, we announced the expansion of our medical exoskeleton portfolio with an upper extremity rehabilitation device called EksoUE. In August 2019, we introduced our next generation lower extremity rehabilitation exoskeleton, EksoNR, which succeeds our EksoGT.

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

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and rental of the EksoGT and the newly introduced EksoNR, associated software (SmartAssist and VariableAssist), the sale of the EksoUE, the sale of accessories, and the sale of support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR or EksoGT, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognizes revenue over the term of the agreement. Revenue from medical device leases is recognized over the lease term, typically over 12 months.

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale of the upper body exoskeleton (EksoVest) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility.

Refer to Note 6. Revenue Recognition for further information, including revenue disaggregated by source.

Government Grants

The Company accounts for nonreciprocal government grants by applying the contributions received guidance in ASC Topic 958-605 by analogy. To determine if a grant is non-reciprocal or reciprocal and whether the application of ASC 606 is required, the Company considers whether the transfer of resources is one in which commensurate value is exchanged. If commensurate value is not exchanged for the goods or services provided, the Company assesses whether the grant is conditional or unconditional.  Grants that contain both a barrier and right to return are considered conditional and revenue is deferred until such conditions are satisfied. In January 2019, the Company received a government grant from the Singapore Economic Development Board (“SEDB”) in the amount of approximately $1,500. The receipt of the funds is conditional upon certain operational milestones that must be met and

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

maintained through December 31, 2021. Therefore, the Company has not recognized revenue related to the government grant from the SEBD. nor received cash from the SEBD during the nine months ended September 30, 2019. The Company does not expect to recognize revenue until December 31, 2021.

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

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of September 30, 2019 and December 31, 2018.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

At September 30, 2019, the Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (28%), as compared with one customer at December 31, 2018 (19%).

During the three months ended September 30, 2019, the Company had one customer with sales of 10% or more of the Company’s total revenue (12%), as compared with no customers in the three months ended September 30, 2018.

During the nine months ended September 30, 2019, the Company had one customer with sales of 10% or more of the Company’s total revenue (19%), as compared with no customers in the nine months ended September 30, 2018.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update was initially effective for the Company in the first quarter of 2020. However, in August 2019, the FASB issued a proposed ASU, which defers the effective date for this guidance until the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

Upon adoption of this standard on January 1, 2019, the Company recorded right–of–use assets and corresponding lease liabilities of $1,454 and $1,498, respectively. As of September 30, 2019, the right–of–use assets and corresponding lease liabilities in the Company’s condensed consolidated balance sheets were $1,174 and $1,223, respectively. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows, nor did it have a material impact on the financial covenants set forth in the Company’s long-term debt agreement. The Company has provided detailed disclosures as required by the new standard (refer to Note 10. Lease Obligations).

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

3.    Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The following table sets forth the changes to accumulated comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2019:

Foreign Currency Translation
Balance at December 31, 2018	$(92)
Current period other comprehensive income	366
Balance at September 30, 2019	$274

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement, are as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2019
Liabilities
Warrant liabilities	$2,131	$—	$—	$2,131
Contingent success fee liability	$15	$—	$—	$15

December 31, 2018
Liabilities
Warrant liability	$585	$—	$—	$585
Contingent success fee liability	$34	$—	$—	$34

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended September 30, 2019, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Success Fee Liability
Balance at December 31, 2018	$585	$34
Initial fair value of warrants issued in conjunction with May 2019 financing	7,334	—
Gain on revaluation of warrants issued in May 2019 financing and December 2015 financing	(6,045)	—
Loss on modification of December 2015 warrants	257	—
Gain on revaluation of contingent liabilities	—	(19)
Balance at September 30, 2019	$2,131	$15

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

5.    Inventories, net

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$2,735	$2,310
Work in progress	261	331
Finished goods	346	730
Inventories, net	$3,342	$3,371

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers and receipt of payment. For the sale of its products, the Company generally recognizes revenue at a point in time through the ship-and-bill performance obligations. For the lease of its products, the Company generally recognizes revenue over the lease term commencing upon the completion of customer training. For service agreements, the Company generally invoices customers at the beginning of the coverage period and records revenue related to the billed amounts over time, equivalent to the coverage period of the maintenance and support contract.

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts (Ekso Care) but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenue consisted of the following:

	September 30, 2019	December 31, 2018
Deferred extended maintenance and support	$2,826	$2,114
Deferred royalties	290	300
Deferred rental income	8	51
Customer deposits and advances	73	62
Deferred device revenues	47	70
Total deferred revenues	3,244	2,597
Less current portion	(1,398)	(1,102)
Deferred revenues, non-current	$1,846	$1,495

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Deferred revenue activity consisted of the following for the nine months ended September 30, 2019:

Beginning balance	$2,597
Deferral of revenue	2,013
Recognition of deferred revenue	(1,366)
Ending balance	$3,244

At September 30, 2019, the Company’s deferred revenue was $3,244. Excluding customer deposits, the Company expects to recognize approximately $354 of the deferred revenue during the remainder of 2019, $1,074 in 2020, and $1,743 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $509 related to its contracts for rental units with its customers. These rental contracts are classified as operating leases, typically with 12-month lease terms, and rental income is recognized on a straight-line basis over the lease term.

As of September 30, 2019, and December 31, 2018, accounts receivable, net of allowance for doubtful accounts, were $5,206 and $3,660, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2019:

	EksoHealth	EksoWorks	Other	Total
Device revenue	$2,373	$289	$—	$2,662
Service, support and rentals	567	—	—	567
Parts and other	41	31	—	72
Collaborative arrangements	—	—	18	18
	$2,981	$320	$18	$3,319

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2019:

	EksoHealth	EksoWorks	Other	Total
Device revenue	$6,613	$1,365	$—	$7,978
Service, support and rentals	1,941	—	—	1,941
Parts and other	81	171	—	252
Collaborative arrangements	—	—	26	26
	$8,635	$1,536	$26	$10,197

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2018:

	EksoHealth	EksoWorks	Other	Total
Device revenue	$1,084	$736	$—	$1,820
Service, support and rentals	644	9	—	653
Parts and other	16	44	—	60
Collaborative arrangements	—	—	17	17
	$1,744	$789	$17	$2,550

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2018:

	EksoHealth	EksoWorks	Other	Total
Device revenue	$4,691	$1,669	$—	$6,360
Service, support and rentals	1,425	9	—	1,434
Parts and other	150	64	—	214
Collaborative arrangements	—	—	28	28
	$6,266	$1,742	$28	$8,036

7.    Investment in Unconsolidated Affiliate

On January 30, 2019, the Company and its wholly-owned subsidiary, Ekso Bionics, Inc. (“Ekso US”), entered into an agreement (the “JV Agreement”) with Zhejiang Youchuang Venture Capital Investment Co., Ltd (“ZYVC”) and another partner (collectively, the “JV Partners”) to establish Exoskeleton Intelligent Robotics Co. Limited (the “Investee” or the "China JV"), a Chinese limited liability company designed to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center in the Zhejiang Province of China.

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

The Investee is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity. In addition to the Company’s exchange of license rights for the manufacturing technology, the Investee will be capitalized through cash investments of up to approximately $92,000 by the JV Partners over the initial ten-year term of the JV Agreement. The investment in the Investee is accounted for under the equity method of accounting because the Company has significant influence over the Investee through its ownership interest, technology license and manufacturing service agreements and representation on the board of directors. As of September 30, 2019, there was no impact to the Company’s condensed consolidated balance sheet except for the direct transaction costs which have been capitalized and will be included as part of the investment balance when the IP is transferred. Direct costs of $36 are included in other assets in the Company’s condensed consolidated balance sheets as of September 30, 2019. In addition to contributing the licensed IP, the Company’s obligations to the Investee include assisting the Investee to become proficient in using the IP to manufacture products that meet regulatory standards, and providing supervision of appointed directors. The primary risks that the Company is exposed to from its involvement with the VIE include operational risk, foreign currency exposure risk and foreign regulatory risk. As of September 30, 2019, the Company has no other implied or unfunded commitments related to the Investee and its maximum exposure to risk of loss will be limited to the carrying value of the investment.
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

The remaining $5,000 investment by the China JV or ZYVC or its designees is contingent upon the China JV shipping the first batch of EksoGT, EksoVest and EksoZeroG products to Ekso Bionics, its affiliates or a third party. The investment will be made through the purchase of shares of the Company's common stock at a per share price equal to the volume weighted average price of 20 trading days before the issue date, but with a collar so that the equity price will be no greater than 20% of the first investment price.

8.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Salaries, benefits and related expenses	$1,816	$2,446
Device warranty	307	307
Clinical trials	301	227
Severance	—	270
Financing lease liability	30	35
Other	135	256
Total	$2,589	$3,541

A reconciliation of the changes in the current portion of the device warranty liability for the three and nine months ended September 30, 2019 and September 30, 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of period	$294	$311	$307	$232
Additions for estimated future expense	113	99	293	312
Incurred costs	(100)	(110)	(293)	(244)
Balance at end of period	$307	$300	$307	$300

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $218 was accreted as of September 30, 2019 and is included as a component of note payable on the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the condensed consolidated statements of operations and comprehensive income (loss). The success fee is classified as a liability on the condensed consolidated balance sheets. At September 30, 2019, the fair value of the contingent success fee liability was $15.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $4,372 as of September 30, 2019, the most current determination, with the amount subject to change on a month-to-month basis. At September 30, 2019, with cash on hand of $8,058, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 10.20% for the three months ended September 30, 2019 and 10.37% for the nine months ended September 30, 2019. The final payment fee, initial fair value of the success fee and debt issuance costs are being accreted/amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s long-term debt and final payment fee as of September 30, 2019:

Period	Amount
Remainder of 2019	$583
2020	2,333
2021	440
Total principal payments	3,356
Less accreted portion of final payment fee, net of issuance cost and success fee discounts	51
Long-term debt, net	$3,305

Current portion	$2,333
Long-term portion	972
Long-term debt, net	$3,305

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table sets forth interest expense information related to the long-term debt, including interest expense associated with the final payment and initial success fee, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Contractual interest expense	$63	$106	$228	$343
Amortization of debt issuance costs	4	7	16	25
Accretion of final payment	11	19	40	64
Amortization of initial success fee	5	9	19	30
	$83	$141	$303	$462

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

Through April 2019, the Company had an unoccupied leased sales office in Freiburg, Germany, which had an original lease term expiring in December 2020. In April 2019, the Company entered an agreement with the lessor of the Freiburg office releasing the Company from future lease payments after April 30, 2019. As a result, the Company recorded a credit of $125 for the nine months ended September 30, 2019 to sales and marketing expenses in the condensed consolidated statements of operations and comprehensive income (loss) relating to the remaining obligation of the lease.

The Company’s future lease payments as of September 30, 2019 are as follows, which are presented as lease liabilities, current and lease liabilities on the Company’s condensed consolidated balance sheets:

Period	Operating Leases
Remainder of 2019	$126
2020	513
2021	528
2022	231
Total lease payments	1,398
Less: imputed interest	(175)
Present value of lease liabilities	$1,223

Lease liabilities, current	$405
Lease liabilities, noncurrent	818
Total lease liabilities	$1,223

Weighted-average remaining lease term (in years)	2.69
Weighted-average discount rate	10.5%

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Lease expense under the Company’s operating leases was $134 and $130 for the three months ended September 30, 2019 and 2018, respectively, and $404 and $589 for the nine months ended September 30, 2019 and 2018, respectively.

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

As part of the transition to ASC 842, the Company elected to use the modified retrospective transition method with the new standard being applied as of the January 1, 2019 adoption date. Additionally, the Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease; the lease classification for expired or existing leases; or whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

11.    Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at September 30, 2019 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At September 30, 2019, 74,953 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Common Stock

On August 21, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (the “Agent”) under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent, by methods deemed to be an “at the market offering.” Shares having an aggregate offering price of up to $25,000 may be offered pursuant to a prospectus dated August 21, 2018 (the “ATM Prospectus”) under the Company’s previously filed and currently effective shelf registration statement on Form S-3 (Registration No. 333-218517). For the nine months ended September 30, 2019, the Company sold 1,294 shares of common stock under the ATM Agreement at an average price of $1.85 per share, for aggregate proceeds of $2,313, net of commission and issuance costs. After taking into account sales under the ATM Agreement during prior periods, as of September 30, 2019, approximately $17,734 aggregate offering price of the Company’s common stock remained available for issuance pursuant to the ATM Prospectus.

On January 30, 2019, the Company sold 3,067 shares of its common stock for $5,000 at a purchase price of $1.63 per share under the SPA, in connection with the JV Agreement. Refer to Note 7. Investment in Unconsolidated Affiliate – Equity Investments for additional information.

On May 22, 2019, the Company entered into the Underwriting Agreement with the Underwriters for the underwritten public offering of its common stock and warrants to purchase common stock. Pursuant to the Underwriting Agreement, on May 24, 2019, the Company sold 6,667 shares of its common stock, and accompanying warrants to purchase 6,667 shares of its common stock at a combined price to the public of $1.50 per share of common stock and accompanying warrant, for total gross proceeds of $10,000. Each warrant has an exercise price of $2.00 per share, subject to adjustment in certain circumstances. Of the $10,000 in proceeds, $7,334 was allocated to the warrants based on the fair value method, with the remaining proceeds of $2,666 allocated to the common stock shares. In connection with the financing, the Company incurred approximately $963 in direct financing costs which have been allocated on the fair value basis between the common stock shares and the warrants. Of the $963 in direct financing costs, $706 was allocated to the warrants and expensed immediately in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and $257 was allocated to the common stock shares and recorded as a reduction to additional paid in capital.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Warrants

Warrant shares outstanding as of December 31, 2018 and September 30, 2019 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2018	Issued	Expired	September 30, 2019
2019 Warrants	$2.00	5	—	6,667	—	6,667
Information Agent Warrants	$1.50	3	200	—	—	200
2015 Warrants	$2.75	5	1,604	—	—	1,604
2014 PPO and Merger
Placement agent warrants	$7.00	5	426	—	(426)	—
PPO warrants	$14.00	5	1,078	—	(1,078)	—
Pre-2014 warrants	$9.66	9-10	88	—	—	88
			3,396	6,667	(1,504)	8,559

2019 Warrants

In May 2019, pursuant to the Underwriting Agreement the Company issued warrants to purchase 6,667 shares of common stock with an exercise price of $2.00 per share (the “2019 Warrants”), which subject to certain exceptions, may be exercised prior to May 24, 2024. The 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the 2019 Warrants, the exercise price of the 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. In addition, if the Company effects or enters into any issuance of common stock or options or convertible securities exercisable for or convertible into common stock at a price which varies or may vary with the market price of the shares of the Company's common stock, subject to certain exceptions, a 2019 Warrant holder may, at the time of exercise of the holder’s warrant, elect to exercise the warrant at such variable price. In addition, the 2019 Warrants contain a put-option, cashless exercise provision and could require cash payments in the event of a failure to timely deliver securities or in the event of insufficient authorized shares. While the 2019 Warrants are outstanding, if the Company enters into a Change of Control (as defined in the 2019 Warrants) transaction and triggers the put-option, the Company or any successor entity will, at the option of each 2019 Warrant holder, purchase such warrant from the holder exercising such option by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the later date of consummation of the Change of Control transaction or two days after the notice of such request. Because of this put-option provision, the 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black Scholes option pricing model and the Binomial Lattice option pricing model to measure the fair value of the 2019 Warrants:

	September 30, 2019	May 24, 2019
Current share price	$0.53	$1.49
Conversion price	$2.00	$2.00
Risk-free interest rate	1.55%	2.12%
Term (years)	4.7	5.0
Volatility of stock	95.3%	98.0%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the 2019 Warrants fair value is nominal.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Information Agent Warrants

In September 2017, in connection with a rights offering in August 2017, the Company issued warrants to purchase 200 shares of the Company’s common stock with an exercise price of $1.50 per share to an information agent (the “Information Agent Warrants”). The Information Agent Warrants became exercisable immediately upon issuance. These warrants were recorded in stockholders’ equity on the Company’s condensed consolidated balance sheet.

2015 Warrants

In December 2015, the Company issued warrants to purchase 2,122 shares with an exercise price of $3.74 per share (the “2015 Warrants”). The 2015 Warrants contain a put-option provision. Under this provision, while the 2015 Warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity shall, at the option of each warrant holder, exercisable at any time concurrently with or within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, the 2015 Warrants are classified as a liability and are marked to market at each reporting date. Through December 31, 2018, 518 shares of the 2015 Warrants were exercised. During the nine months ended September 30, 2019, none of the 2015 Warrants were exercised.

On March 8, 2019, in connection with an amendment to a securities purchase agreement, which retroactively removed a provision from such securities purchase agreement that prohibited the Company from effecting or entering into an agreement to effect any issuance by the Company of its common stock at a price determined based on the trading price of the Company’s common stock or otherwise at a future determined price, the Company entered into an amendment to the 2015 Warrants to reduce the exercise price of each such warrant from $3.74 per share to $2.75 per share, subject to further adjustments pursuant to the existing terms of such warrant. In the nine months ended September 30, 2019, the Company recorded a $257 loss on the modification of these warrants.

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black Scholes Option Pricing Model to measure the fair value of the 2015 warrants as of September 30, 2019:

Current share price	$0.53
Conversion price	$2.75
Risk-free interest rate	1.72%
Term (years)	1.25
Volatility of stock	100.5%

12.    Stock-based Compensation

In June 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), to increase the number of shares available for grant by 3,500 shares.  As of September 30, 2019, the total shares authorized for grant under the 2014 Plan was 12,614, of which 4,431 were available for future grants.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2019, and activity during the nine months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	6,466	$3.05
Options granted	674	1.45
Options exercised	(186)	1.23
Options forfeited	(774)	2.03
Options cancelled	(230)	4.41
Balance as of September 30, 2019	5,950	$3.00	7.45	$1
Vested and expected to vest at September 30, 2019	5,950	$3.00	7.45	$1
Exercisable as of September 30, 2019	3,158	$4.03	6.07	$1

As of September 30, 2019, total unrecognized compensation cost related to unvested stock options was $3,885. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.65 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend yield	N/A (1)	—	—	—
Risk-free interest rate	N/A (1)	2.75%-2.99%	2.12%	2.70%-2.99%
Expected term (in years)	N/A (1)	5-6	6	5-10
Volatility	N/A (1)	106%	102%	104%
(1) Black-Scholes option pricing model assumptions are not applicable for the three months ended September 30, 2019, as there were no stock options granted during this period.

Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to employees and non-employee service providers. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the nine months ended September 30, 2019 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2018	278	$1.83
Granted	560	1.64
Vested	(622)	1.66
Forfeited	(79)	1.96
Unvested at September 30, 2019	137	$1.76

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

As of September 30, 2019, $224 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 2.79 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and marketing	$137	$171	$516	$446
Research and development	57	87	175	312
General and administrative	293	680	989	1,474
	$487	$938	$1,680	$2,232

401(k) Plan Share Match

In August 2017, the Company’s Board of Directors approved a match benefit to the Ekso Bionics 401(k) plan (the “401(k) Plan”) in the form of shares of the Company’s common stock.

During the nine months ended September 30, 2019, the Company issued 141 shares of common stock to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal year ended December 31, 2018.

13.    Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2019, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

In connection with acquisition of Equipois, LLC ("Equipois"), the Company assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company pays the developer a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement.

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $845 as of September 30, 2019, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

15.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) applicable to common stockholders, basic and diluted	$206	$(6,983)	$(9,411)	$(22,860)
Denominator:
Weighted-average number of shares, basic	74,938	61,381	70,263	60,721
Effect of dilutive potential common shares from:
Options to purchase common stock	13	—	—	—
Weighted-average number of shares, diluted	74,951	61,381	70,263	60,721

Net income (loss) per share, basic	$—	$(0.11)	$(0.13)	$(0.38)
Net income (loss) per share, diluted	$—	$(0.11)	$(0.13)	$(0.38)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	5,922	5,888	5,950	5,888
Restricted stock units	137	293	137	293
Warrants for common stock	8,559	3,396	8,559	3,396
Total common stock equivalents	14,618	9,577	14,646	9,577

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

16.    Segment Disclosures

The Company has two reportable segments: EksoHealth (also referred to as the medical devices segment) and EksoWorks (also referred to as the industrial devices segment). The EksoHealth segment designs, engineers, manufactures, and sells exoskeletons for applications in the medical markets. The EksoWorks segment designs, engineers, manufactures, and sells exoskeleton devices to allow able-bodied users to perform difficult repetitive work for extended periods. The reportable segments are each managed separately because they serve distinct markets.

The Company evaluates performance and allocates resources based on segment gross profit margin. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Other	Total
Three months ended September 30, 2019
Revenue	$2,981	$320	$18	$3,319
Cost of revenue	1,279	272	18	1,569
Gross profit	$1,702	$48	$—	$1,750

Three months ended September 30, 2018
Revenue	$1,744	$789	$17	$2,550
Cost of revenue	827	618	22	1,467
Gross profit	$917	$171	$(5)	$1,083

	EksoHealth	EksoWorks	Other	Total
Nine Months Ended September 30, 2019
Revenue	$8,635	$1,536	$26	$10,197
Cost of revenue	3,906	1,356	26	5,288
Gross profit	$4,729	$180	$—	$4,909

Nine Months Ended September 30, 2018
Revenue	$6,266	$1,742	$28	$8,036
Cost of revenue	3,699	1,483	35	5,217
Gross profit	$2,567	$259	$(7)	$2,819

Geographic information for revenue based on location of customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$1,941	$1,845	$6,669	$4,976
All Other	1,378	705	3,528	3,060
	$3,319	$2,550	$10,197	$8,036

17.    Related Party Transactions

One of the Company’s directors, Dr. Ted Wang, is the founder, general partner and Chief Investment Officer of Puissance Capital Management LP (“Puissance Capital”), which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of the Company’s largest stockholders. Prior to Dr. Wang’s appointment to the Board in September 2017, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity solely owned and managed by Dr. Wang and

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

affiliated with Puissance Capital. Angel Pond assists the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partners and the development of strategic partnerships for the sale and manufacture of the Company’s products in that market. During the nine months ended September 30, 2019, Angel Pond provided consulting services amounting to $30, which was expensed in the condensed consolidated statement of operations and comprehensive income (loss).

In connection with the consulting agreement with Angel Pond, the Company is required to make a payment of $1,000 to Angel Pond when a China joint venture is consummated in China. This amount has not yet been recorded in the Company’s condensed consolidated financial statements as the joint venture has not successfully completed registration in China and therefore has not achieved consummation.

18.    Subsequent Event

On October 22, 2019, Ekso US entered into a Technology License Agreement, dated October 22, 2019 (the “License Agreement”) with the China JV pursuant to the terms of the JV Agreement. Refer to Note 7. Investment in Unconsolidated Affiliate for more information regarding the JV Agreement.

Pursuant to the License Agreement, Ekso US grants to the China JV a nontransferable, non-sublicensable, irrevocable, and exclusive right and license in China, Hong Kong, Singapore, Malaysia and other countries to be mutually agreed upon by the parties to the JV Agreement, but excluding Japan, India and Australia (the “JV Territory”) to patented technologies and non-patented manufacturing technologies involved in the manufacture of certain products, including EksoGT, EksoVest and EksoZeroG Arm units (collectively, the "Designated Products") and their improvements, to (i) manufacture, assemble, make and have made, use the Designated Products in China and to sell such products in the JV Territory, (ii) provide marketing promotion, technical training and maintenance associated with such products and (iii) make investment in research and development projects undertaken by Ekso US. Under the License Agreement, Ekso US will also provide marketing promotion, maintenance, training and technical support to the China JV in connection with the licensed activities, and the China JV will reimburse the reasonable costs and expenses of Ekso US for the training and technical support services so provided. In consideration for the improvements made by Ekso US to the Designated Products, pursuant to the License Agreement, following a specified royalty-free period, Ekso US will receive mid-single digit percentages of the net sales revenue of the Designated Products sold by the China JV. The License Agreement will be in effect until terminated for cause by Ekso US or until the earlier expiration or termination of the JV Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, (iv) our beliefs regarding the potential for commercial opportunities for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report, as updated and supplemented in this Quarterly Report under the heading “Part II – Item 1A. Risk Factors,” could cause our future results to differ materially from those expressed in the forward-looking information:

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

•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;

•	our ability to achieve broad customer adoption of our products and services;

•	our ability to complete clinical trials on a timely basis and that completed clinical trials will be sufficient to support commercialization of our products;

•	existing or increased competition;

•	rapid changes in technological solutions available to our markets;

•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;

•	changes to our domestic or international sales and operations;

•	our ability to obtain or maintain patent protection for our intellectual property;

•	the scope, validity and enforceability of our and third-party intellectual property rights;

•	significant government regulation of medical devices and the healthcare industry;

•	our customers’ ability to get third-party reimbursement for our products and services associated with them;

•	our ability to receive regulatory clearance from certain government authorities, such as CFIUS (as defined below), including any conditions, limitations or restrictions placed on such approvals;

•	our failure to implement our business plan or strategies;

•	our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;

•	our ability to retain or attract key employees;

•	stock volatility or illiquidity;

•	our ability to meet the listing requirements of the Nasdaq Capital Market;

•	our ability to maintain adequate internal controls over financial reporting; and

•	overall economic and market conditions.

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

Overview

We design, develop and sell exoskeleton technology to augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be used both by able-bodied persons as well as by persons with physical disabilities. We have sold or leased devices that (i) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

In August 2019, we introduced our next generation lower extremity rehabilitation exoskeleton, EksoNR, which succeeds our EksoGT. Our EksoNR, is used as a rehabilitation tool to allow physicians and therapists to rehabilitate patients who have suffered a stroke or spinal cord injury. With its unique features designed specifically for hospitals and its proprietary SmartAssist software, EksoNR allows for the early mobilization of patients, enabling increased endurance during rehabilitation sessions through higher step counts and for longer periods. The intent is to allow the patient’s central nervous system to take advantage of a person’s neuroplasticity to maximize a patient’s recovery.

In July 2019, we announced the expansion of our medical exoskeleton portfolio with an upper extremity rehabilitation device called EksoUE. EksoUE’s wearable upper body exoskeleton assists patients with a broad range of upper extremity impairments and aims to provide them with a wider active range of motion and increased endurance for rehabilitation sessions of higher intensity.

For able-bodied industrial workers, we introduced a second commercial product for industrial applications in 2017, the EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. It is lightweight and low profile, making it comfortable to wear in all conditions while enabling freedom of motion. The goal is for workplaces with the EksoVest to experience fewer on-site injuries while tasks are completed faster and with higher quality results, for workers to stay healthier and experience increased stamina, and for companies to gain greater productivity in factories and on construction sites. In 2019, we are focusing on increasing sales of the EksoVest and the support arm, EksoZeroG, by pursuing alternative channels, such as rental agreements with construction equipment and heavy tool providers and working with automotive and related manufacturers to roll out our product(s) globally within their assembly operations. In addition, we believe there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

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

Third Quarter 2019 Highlights

•	During the third quarter of 2019, we unveiled the EksoNR, the next generation EksoGT, an intuitive exoskeleton device developed for neurorehabilitation.

•	During the three months ended September 30, 2019, we booked 23 EksoNR and EksoGT units, 2 of which were rental units and 7 of which were previously rented units that were converted to sales.

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

The adoption of this standard had a material impact on our condensed consolidated balance sheets, with the recognition of right of use assets and corresponding lease liabilities in the amounts of $1.5 million and $1.5 million respectively. The adoption of this standard did not have a material impact on our condensed consolidated statements of operations or cash flows, nor did it have a material impact on the financial covenants set forth in our long-term debt agreement. We have provided detailed right of use asset and liability disclosures as required by the new standard in Note 10. Lease Obligations in the notes to our condensed consolidated financial statements.

Results of Operations

The following table presents our results of operations (in thousands, except percentages):

	Three months ended September 30,
	2019	2018	Change	% Change

Revenue	$3,319	$2,550	$769	30%
Cost of Revenue	1,569	1,467	102	7%
Gross profit	1,750	1,083	667	62%
Operating expenses:
Sales and marketing	2,818	3,106	(288)	(9)%
Research and development	1,149	1,282	(133)	(10)%
General and administrative	1,593	2,785	(1,192)	(43)%
Change in fair value, contingent liabilities	(20)	4	(24)	n/m (1)
Total operating expenses	5,540	7,177	(1,637)	(23)%
Loss from operations	(3,790)	(6,094)	2,304	(38)%
Other income (expense), net:
Interest expense	(88)	(145)	57	(39)%
Gain (loss) on warrant liabilities	4,430	(681)	5,111	n/m (1)
Other income (expense), net	(346)	(63)	(283)	449%
Total other income (expense), net	3,996	(889)	4,885	n/m (1)
Net income (loss)	$206	$(6,983)	$7,189	n/m (1)

(1) Not meaningful

Revenue

Revenue increased $0.8 million, or 30%, for the three months ended September 30, 2019, compared to the same period of 2018. This increase was comprised of a $1.3 million increase in EksoHealth revenue due to an increased volume of device sales, including a significant increase in conversion of device rentals into sales, partially offset by a $0.5 million decrease in EksoWorks revenue primarily due to delayed customer purchasing decisions.

Gross Profit

Gross profit increased $0.7 million, or 62%, for the three months ended September 30, 2019, compared to the same period of 2018, primarily attributed to continued execution of our medical business. We achieved higher average selling prices and lower production costs for our EksoGT and next generation EksoNR devices.

Operating Expenses

Sales and marketing expenses decreased $0.3 million, or 9%, for the three months ended September 30, 2019, compared to the same period of 2018, primarily due to a decrease in advertising and trade show activities, a decrease in clinical trial activities, and the absence of amortization expense related to intangible assets as intangible assets were fully amortized as of December 31, 2018; partially offset by an increase in travel and related expenses.

Research and development expenses decreased by $0.1 million, or 10%, for the three months ended September 30, 2019, compared to the same period of 2018, primarily due to a decrease in patent and licensing costs.

General and administrative expenses decreased $1.2 million, or 43%, for the three months ended September 30, 2019, compared to the same period of 2018, primarily due to the absence of $0.7 million of severance and related expenses associated with the departure of the former chief financial officer in the comparable period of 2018, lower legal expenses and lower salary expenses from reduced headcount.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, primarily in general and administration expenses, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Total Other (Expense) Income, Net

Interest expense decreased $0.1 million, or 39% for the three months ended September 30, 2019, compared to the same period of 2018, primarily due to a lower principal balance on our long-term debt to our bank.

Gain on warrant liabilities of $4.4 million for the three months ended September 30, 2019 was associated with the revaluation of warrants issued in 2015 and 2019, compared to a $0.7 million loss associated with the revaluation of warrants issued in 2015 for the three months ended September 30, 2018. The gain on the revaluation of warrant liabilities during the three months ended September 30, 2019 is primarily due to decreases in the closing price of our common stock on the Nasdaq Capital Market from $1.27 on June 30, 2019 to $0.53 on September 30, 2019, while the prior year losses upon revaluation of the warrant liabilities are primarily due to increases in our stock price during that period.

Other income (expense), net for the three months ended September 30, 2019 was an expense of $0.3 million, as compared to an expense of $0.1 million for the same period of 2018. The primary reason for the increase in expenses is due to larger unrealized losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations (in thousands, except percentages):

	Nine months ended September 30,
	2019	2018	Change	% Change

Revenue	$10,197	$8,036	$2,161	27%
Cost of Revenue	5,288	5,217	71	1%
Gross profit	4,909	2,819	2,090	74%
Operating expenses:
Sales and marketing	8,666	10,892	(2,226)	(20)%
Research and development	4,032	4,479	(447)	(10)%
General and administrative	6,030	9,350	(3,320)	(36)%
Change in fair value, contingent liabilities	(19)	(11)	(8)	73%
Total operating expenses	18,709	24,710	(6,001)	(24)%
Loss from operations	(13,800)	(21,891)	8,091	(37)%
Other income (expense), net:
Interest expense	(316)	(469)	153	(33)%
Gain (loss) on warrant liabilities	6,045	(162)	6,207	n/m (1)
Loss on modification of warrant	(257)	—	(257)	n/m (1)
Warrant issuance expense	(706)	—	(706)	n/m (1)
Other (expense) income, net	(377)	(338)	(39)	12%
Total other income (expense), net	4,389	(969)	5,358	n/m (1)
Net loss	$(9,411)	$(22,860)	$13,449	(59)%

(1) Not meaningful

Revenue

Revenue increased $2.2 million, or 27%, for the nine months ended September 30, 2019, compared to the same period of 2018. This increase was comprised of a $1.9 million increase in EksoHealth revenue due to an increased volume of device sales, including a significant increase in conversion of device rentals into sales, and a $0.5 million increase in revenue associated with device rentals and training related to those rentals, partially offset by a $0.2 million decrease in EksoWorks revenue primarily due to delayed customer purchasing decisions.

Gross Profit

Gross profit increased $2.1 million, or 74%, for the nine months ended September 30, 2019, compared to the same period of 2018, primarily attributed to continued execution of our medical business. We achieved higher average selling prices and lower production costs for our EksoGT and next generation EksoNR devices.

Operating Expenses

Sales and marketing expenses decreased $2.2 million, or 20%, for the nine months ended September 30, 2019, compared to the same period of 2018, primarily due to the absence of $0.4 million of severance and related costs in the comparable period of 2018 associated with the departure of the president of our EksoWorks business unit, our chief marketing officer and other marketing employees, a decrease in advertising and trade show activities, a decrease in clinical trial activities, the absence of amortization expense related to intangible assets as intangible assets were fully amortized as of December 31, 2018, and the absence of the $0.2 million charge for remaining lease obligations related to a leased sales office in Freiburg, Germany that was abandoned in the second quarter of 2018. The decrease in sales and marketing expenses were partially offset by an increase in commissions associated with the higher level of sales in 2019 and an increase in travel and related expenses.

Research and development expenses decreased $0.4 million, or 10%, for the nine months ended September 30, 2019, compared to the same period of 2018, primarily due to lower employment costs from decreased headcount in the EksoWorks business unit.

General and administrative expenses decreased $3.3 million, or 36%, for the nine months ended September 30, 2019, compared to the same period of 2018, primarily due to the absence of approximately $1.4 million in severance expenses and related costs associated with certain former executive officers in the comparable period of 2018, lower external consulting costs associated with our business development activities in China, and lower legal expenses.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, primarily in general and administration expenses, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Total Other (Expense) Income, Net

Interest expense decreased by $0.2 million, or 33% for the nine months ended September 30, 2019, compared to the same period of 2018, primarily due to a lower principal balance on our long-term debt to our bank.

Gain on revaluation of warrant liabilities of $6.0 million for the nine months ended September 30, 2019 was associated with the revaluation of warrants issued in May 2019 and December 2015, compared to a $0.2 million loss upon revaluation of warrant liabilities for the nine months ended September 30, 2018. Gains on revaluation of warrant liabilities during the nine months ended September 30, 2019 are primarily due to decreases in the closing price of our common stock on the Nasdaq Capital Market from $1.24 on December 31, 2018 to $0.53 on September 30, 2019, while prior year losses upon revaluation of warrant liabilities are due to increases in our stock price during that period.

Loss on modification of warrants of $0.3 million for the nine months ended September 30, 2019 was due to the reduction of the warrant exercise price (refer to Note 11. Capitalization and Equity Structure in the notes to our condensed consolidated financial statements). There was no comparable amount for the nine months ended September 30, 2018.

Warrant issuance expense of $0.7 million for the nine months ended September 30, 2019 was recorded in connection with our underwritten common stock and warrant financing in May 2019. We incurred $1.0 million in direct financing costs, which was allocated on a relative fair value basis between the common stock and warrant issuances, of which $0.7 million was allocated to the warrants and expensed immediately. There was no comparable amount of warrant issuance expense for the nine months ended September 30, 2018.

Other (expense) income, net remained relatively flat for the nine months ended September 30, 2019 as compared to the same period of 2018. The primary component of other (expense) income, net relates to unrealized gains and losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

As of September 30, 2019, we had an accumulated deficit of $180.6 million.  Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2019, we used $14.3 million of cash in our operations.

On May 22, 2019, we entered into an underwriting agreement with Cantor Fitzgerald & Co. and SunTrust Robinson Humphrey, Inc., for the underwritten public offering of our common stock and warrants to purchase common stock, pursuant to which on May 24, 2019, we sold 6,666,667 shares of our common stock, and accompanying warrants to purchase 6,666,667 shares of common stock, at a combined price to the public of $1.50 per unit, for net proceeds of $9.0 million. Each warrant has an exercise price of $2.00 per share, subject to adjustment in certain circumstances. Refer to Note 11. Capitalization and Equity Structure.

Cash on hand at September 30, 2019 was $8.1 million, compared to $7.7 million at December 31, 2018. As noted in Note 9. Long-Term Debt in the notes to our condensed consolidated financial statements, borrowings under our long-term debt agreement have a requirement of minimum cash on hand roughly equivalent to three months of cash burn. As of September 30, 2019, the most recent determination of this restriction, $4.4 million of cash must remain as restricted, with such amounts to be re-computed at each month end. After considering cash restrictions, effective unrestricted cash as of September 30, 2019 is estimated to be $3.7 million. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, we believe we have sufficient resources to operate in compliance with our debt covenants into the first quarter of 2020. While we will require significant additional financing, our actual capital requirements may vary significantly and will depend on many factors. We plan to continue our investments in our (i) sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) research, development and commercialization activities with respect to exoskeletons for rehabilitation, and (iii) development and commercialization of able-bodied exoskeletons for industrial use.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). We held no cash equivalents for any of the periods presented.

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(14,277)	$(17,011)
Net cash used in investing activities	(60)	(51)
Net cash provided by financing activities	14,770	2,377
Effect of exchange rate changes on cash	(30)	(133)
Net increase (decrease) in cash	403	(14,818)
Cash at the beginning of the period	7,655	27,813
Cash at the end of the period	$8,058	$12,995

Net Cash Used in Operating Activities

Net cash used in operations decreased $2.7 million, or 16%, for the nine months ended September 30, 2019, compared to the same period of 2018 primarily due to a decrease in employee-related costs as a result of lower average headcount, lower legal costs, and a decrease in advertising, trade show, and clinical trial activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $14.8 million for the nine months ended September 30, 2019 was from the sale of common stock for net proceeds of $9.0 million in connection with the equity financing in May 2019, net proceeds of $2.3 million from our “at the market offering” program, net proceeds of $5.0 million from equity investors associated with the JV Agreement, and proceeds of $0.2 million from the exercise of stock options, partially offset by aggregate principal payments of $1.8 million against our long-term debt.

Net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2018 was from the sale of common stock under our "at the market offering" program, partially offset by aggregate principal payments of $1.6 million related to our long-term debt.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2019, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Note payable, principal and interest	$3,521	$2,486	$1,035	$—	$—
Facility operating leases	1,398	509	889	—	—
Purchase obligations	845	845	—	—	—
Financing lease	36	36	—	—	—
Total	$5,800	$3,876	$1,924	$—	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.8 million as of September 30, 2019, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In December 2017, we disclosed that management had identified a material weakness in our internal controls over financial reporting due to a deficiency in our information technology (IT) general controls and segregation of duties. We have since implemented a more robust accounting and enterprise resource planning system. In response to our announcement, on February 5, 2018, a shareholder filed a derivative action in Nevada state court: D’Arcy v. Looby et al. (Clark County, Nevada), Case No. a-18-768970-B (filed Feb. 5, 2018). The complaint alleged state law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On March 1, 2019, we filed motions to dismiss the complaint. In lieu of defending the complaint, plaintiff filed an amended complaint on May 28, 2019. On July 2, 2019, we filed motions to dismiss the amended complaint. In lieu of defending the amended complaint, plaintiff agreed to voluntarily dismiss this action. On October 17, 2019, following the filing of a joint stipulation by the parties, the court dismissed the action without prejudice. We did not enter into a settlement with plaintiff in connection with the voluntary dismissal and neither plaintiff nor his counsel have received, nor will receive, any form of consideration from us in exchange for the dismissal of the action.
On July 26, 2018, July 31, 2018, and August 14, 2018, three shareholders filed separate derivative actions in California state court: Elmes v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018); Leung v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01554 (filed July 31, 2018); and Herby v. Hamilton et al. (Contra Costa County, California), Case No. CIVMSC18-01642 (filed August 14, 2018). The Elmes, Leung, and Herby complaints alleged state law claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On October 3, 2018, the court consolidated the Elmes, Leung, and Herby actions, which are now maintained as one action: Elmes v. Peurach et al. (Contra Costa County, California), Case No. CIVMSC18-01470 (filed July 26, 2018). On December 20, 2018, we filed a motion to dismiss the actions. In lieu of defending the complaint, plaintiffs sought to amend the complaint. On April 4, 2019, plaintiffs filed a consolidated complaint in the Elmes action. On May 7, 2019, we filed a motion to dismiss the consolidated complaint. On July 10, 2019, the court issued an order dismissing the consolidated complaint with leave to amend. In lieu of amending the consolidated complaint, plaintiffs agreed to voluntarily dismiss this action. On October 25, 2019, following the filing of a joint stipulation by the parties, the court dismissed the action without prejudice. We did not enter into a settlement with plaintiffs in connection with the voluntary dismissal and neither plaintiffs nor their counsel have received, nor will receive, any form of consideration from us in exchange for the dismissal of the action.

Item 1A. Risk Factors

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below or in our Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from our past, or anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

U.S. regulatory review may result in delays, restrictions or other adverse impacts on the operations of our China JV.

In January 2019, we entered into an agreement (the "JV Agreement") to establish a Chinese limited liability company to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center (the "China JV").  In connection with the China JV, the other China JV parties and their affiliates agreed to purchase an aggregate of 3,067,485 shares of our common stock at a price per share equal to $1.63, for aggregate proceeds to us of $5.0 million (the “Share Purchase”).

In February 2019, the Department of Defense (“DoD”) inquired about certain aspects of the China JV, including about our products’ classification under U.S. export control regimes and whether the China JV parties intended to notify the Committee on Foreign Investment in the United States (“CFIUS”) of the China JV. In July 2019, the Treasury Department - as the chair of CFIUS - made similar inquiries about the China JV and Share Purchase. We have decided to submit a joint voluntary notice (the "Joint Voluntary Notice") to CFIUS to review the China JV and Share Purchase. We are preparing the Joint Voluntary Notice with the other China JV parties.

We believe the activities contemplated under the JV Agreement are in compliance with U.S. export control laws and regulations and that the China JV and the related investment are not covered by CFIUS’s regulations, including those establishing the newly-implemented CFIUS “Pilot Program.” Our response to DoD on March 12, 2019 reflected these positions.

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

When we submit the Joint Voluntary Notice, CFIUS will review the China JV and Share Purchase. CFIUS may take actions if CFIUS determines that the China JV and related investment are covered by its regulations and identifies any national security concerns with the transactions. CFIUS’s actions could include the imposition of measures designed to mitigate and resolve any such national security concerns. Such mitigation measures may include, but not necessarily be limited to, a requirement that we obtain prior approval from the U.S. government to transfer certain technology related to our products, which would present a risk to the operations of the China JV.  If CFIUS were to determine that it cannot mitigate any identified national security concerns, CFIUS could recommend that the President of the United States compel the China JV partners to abandon or unwind the China JV or the Share Purchase. Even if a CFIUS review process does not result in mitigation or Presidential action, it might result in disruption in the China JV’s ability to develop and serve the market in China.

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

Our stock price does not meet and may in the future fail to meet the continued listing requirements of the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

As previously disclosed in our Current Report on Form 8-K filed on September 20, 2019, we received a notification letter from the Listing Qualifications Department of the Nasdaq Capital Market indicating that as of September 16, 2019 we were not in compliance with the $1.00 minimum closing bid price requirement. We have been given a grace period of 180 days from the notification, or until March 16, 2020, to regain compliance, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period. If we do not regain compliance by March 16, 2020, we may be eligible for a second 180 day compliance period, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable initial listing requirements for the Nasdaq Capital Market (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

There is no assurance, however, that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, Nasdaq will notify us that our common stock will be suspended and subject to delisting. If we are subject to delisting, we may appeal Nasdaq’s determination to delist to a hearings panel. During any appeal process, shares of our common stock would continue to trade on Nasdaq. If our common stock were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws with respect to shares issued in future offerings, greater difficulty in obtaining financing, potential loss of confidence by employees, loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

101*
The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”):

	•	unaudited condensed consolidated balance sheets;
	•	unaudited condensed consolidated statements of operations and comprehensive income (loss);
	•	unaudited condensed consolidated statements of stockholders’ equity;
	•	unaudited condensed consolidated statement of cash flows; and
	•	notes to unaudited condensed consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: October 30, 2019	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: October 30, 2019	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)