Form 10-K
period 2019-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2020-02-27
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37854

Ekso Bionics Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	99-0367049 (I.R.S. Employer Identification No.)

1414 Harbour Way South, Suite 1201
Richmond, California 94804
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (510) 984-1761

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	EKSO	Nasdaq Stock Market LLC
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $68,357,943 based on the last sale price for such stock on June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 21, 2020 the registrant had 87,050,070 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

Ekso Bionics Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of exoskeleton products for humans, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), (iv) our beliefs regarding the potential for commercial opportunities for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of medical devices and the healthcare industry, the results of clinical studies or trials, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Annual Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Annual Report, and other documents which we may file from time to time with the SEC.

Notes regarding references to Ekso Bionics

In this Annual Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries, and “Ekso Bionics” refers to Ekso Bionics, Inc. as it existed prior to the January 15, 2014 merger of our wholly-owned subsidiary, Ekso Acquisition Corp., with and into Ekso Bionics, Inc. or the Merger. Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary, and all of the outstanding Ekso Bionics stock was converted into shares of our common stock. Ekso®, Ekso Bionics®, EksoVest®, EksoWorks®, EksoGT™, EksoNR™, EksoZeroG™, EksoUE™, EksoPulse™, and EksoOutcomes™ are registered and unregistered trademarks of the Company. All other trademarks that may appear in this Annual Report are the property of their respective owners.

PART I

Item 1.    BUSINESS

Overview

We design, develop and sell exoskeleton technology to augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be used both by able-bodied persons as well as by persons with physical disabilities. We have sold or leased devices that (i) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury, or SCI) to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

We believe that the commercial opportunity for exoskeleton technology adoption is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. We believe that we have learned how to integrate these existing technologies and wrap the result around a human being efficiently, elegantly and safely, supported by an industry-leading intellectual property portfolio. We further believe that we can do so across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

In July 2019, we announced the expansion of our medical exoskeleton portfolio with an upper extremity rehabilitation device called EksoUE. EksoUE’s wearable upper body exoskeleton assists patients with a broad range of upper extremity impairments and aims to provide them with a wider active range of motion and increased endurance rehabilitation sessions of higher intensity.

In August 2019, we introduced our next generation lower extremity rehabilitation exoskeleton, EksoNR, which succeeds our EksoGT. Our EksoNR is used as a rehabilitation tool to allow physicians and therapists to rehabilitate patients who have suffered a stroke or spinal cord injury. With its unique features designed specifically for hospitals and its proprietary SmartAssist software, EksoNR allows for the early mobilization of patients, enabling increased endurance during rehabilitation sessions through higher step counts and for longer periods. The intent is to allow the patient's central nervous system to take advantage of a patient's neuroplasticity to maximize the patient’s recovery.

For able-bodied industrial workers, the EksoVest is an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. It is lightweight and low profile, making it comfortable to wear while enabling freedom of motion. The goal is for workplaces with the EksoVest to experience fewer on-site injuries while tasks are completed faster and with higher quality results, for workers to stay healthier and experience increased stamina, and for companies to gain greater productivity in factories and on construction sites. In 2019, we focused on increasing sales of the EksoVest and the support arm, EksoZeroG Arm, by pursuing alternative channels, such as rental agreements with construction equipment and heavy tool providers and working with automotive and related manufacturers to roll out our products globally within their assembly operations. We also believe that there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

While we believe that advancements in technology will continue driving commercial interest in and further development of exoskeleton systems, we also recognize that we are in the early stages of development of exoskeleton capabilities. In order to advance the commercialization of our exoskeleton technology, we intend to focus our efforts in 2020 on the following key initiatives:

•
Drive robotic exoskeleton rehabilitation to become the standard of care for both in-patient and out-patient rehabilitation for patients with some form of extremity weakness or paralysis in the United States.

•
Continue to introduce new indications and features in rehabilitation for our EksoNR, which could expand access to care to more patients, and for our EksoPulse Analytics, which aids in providing more personalized care in rehabilitation sessions.

•	Build on the initial launch of our EksoUE by introducing it into multiple channels in the Americas, the Asia Pacific region, or APAC, and Europe, the Middle East and Africa, or EMEA.

•	Leverage our market position in exoskeleton rehabilitation by introducing new products and therapies beyond the scope of our existing devices.

•
Expand on our position in industrial markets with our EksoZeroG Arm for aerial work platforms and scaffolding and EksoVest for overhead work applications by forming strategic partnerships to define and develop new uses for these and potential derivative products.

•	Build on our initial success in Singapore and Hong Kong by expanding our reach to additional select countries in APAC, such as Malaysia and Australia.

•
Improve the cost structure through our joint venture (our China JV) with Zhejiang Youchuang Venture Capital Investment Co., Ltd. and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership (Limited

Partnership), who we refer to as our Joint Venture Partners of our China JV, to drive unit costs lower for both our medical and industrial products and to develop and serve the exoskeleton market in China and other Asian markets.

EksoHealth - Rehabilitation

Today, the focus of our healthcare business is on rehabilitation robotics. We are leveraging our patented exoskeleton technology to develop and market products intended to enable patients with some form of lower limb impairment to rehabilitate earlier and with better outcomes than the current standard of care.

EksoNR

Our latest product, the EksoNR, is a wearable bionic suit that allows our hospital and rehabilitation customers to provide in-patients and out-patients with SCI and hemiplegia due to stroke the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by a user shifting their weight, balancing like in normal walking and initiating steps when safe to progress forward. If needed, some patients utilize sensors in the device which in turn initiate steps. Battery-powered motors drive the legs, detecting the deficient neuromuscular function and providing that level of assistance necessary for a user to complete their step. Users can expect to walk with aid from the device the first time they put on the EksoNR exoskeleton (after passing an assessment). Physical therapists can transfer patients to or from their wheelchair and don or remove the EksoNR in less than ten minutes.

The EksoNR incorporates SmartAssist, our proprietary, adaptive software that allows a patient to perform to their capability but will dynamically provide 0-100% power to either side of the body as needed for successful walking. SmartAssist can promote a greater number of high-quality steps in a short time period and support the early re-learning of correct step patterns and weight shifts, potentially mitigating compensatory behaviors. SmartAssist also has allowed our customers to significantly expand the spectrum of patients that can potentially benefit from robotic rehabilitation.

In addition, SmartAssist can aid in promoting early mobility by training patients (PreGait) to walk in an exoskeleton, which should expand access to care to more patients. SmartAssist also includes next generation Variable Assist technology that provides more freedom for healthcare providers to allow patients to power themselves (FreeGait) in the most appropriate ways possible.

Another important feature of our EksoNR is its EksoPulse Analytics, a real-time data capture program. EksoPulse gathers and transmits statistics and device information during EksoNR walking sessions. This information can be used to track patient progression and to monitor device utilization. The EksoNR records data such as steps, speed, step size, and other settings along with all error logs and operating parameters. Data is sent securely to our servers where it is available for customers to view, filter, and export through a secure web portal. This feature enables more thorough patient care while reducing manual data entry. It also enables us to provide a higher level of service through early identification and thorough reporting of device errors, saving customers the time and expense of unnecessary on-site visits.

The EksoNR is used by customers in both in-patient and out-patient settings. Our customers believe that for patients with some motor ability preserved (for example, after a stroke or an incomplete SCI), the EksoNR exoskeleton offers unique benefits to help therapists teach proper step patterns and weight shifts, allowing patients potentially to mobilize earlier and ultimately to walk again. By allowing individuals to stand and walk in a full weight-bearing setting, early clinical evidence is also beginning to show that EksoNR may offer potential healthcare benefits (including for patients with complete SCI) such as reducing post-injury medical costs through reduction in secondary complications such as pressure sores, urinary tract infections, bowel problems, pneumonia and other respiratory issues, bone loss/osteoporosis, cardiovascular disease and psychological disorders.

EksoGT

EksoGT, previously our leading product, has been superseded by EksoNR. We may still sell small quantities of EksoGT into certain foreign countries while awaiting regulatory clearance for our EksoNR. For existing customers with one or more previously purchased EksoGT, we offer an upgrade package.

As of February 1, 2020, we had shipped over 440 EksoGT and EksoNR units combined to 350 rehabilitation facilities or customers worldwide. The number of units utilized at a facility varies from one to six, and is driven by the number of beds and rehabilitation sessions a hospital can offer and that hospital’s adoption of robotics within its rehabilitation protocols.

EksoUE

In 2019, we entered the market for upper extremity rehabilitation devices with EksoUE. EksoUE is a wearable assistive device that helps to reduce the effect of gravity on the wearer’s shoulders and arms. While worn, EksoUE allows longer, more intense rehabilitation sessions by reducing fatigue, while also allowing the patient to achieve a larger active range of motion. Similar to EksoNR, EksoUE is a tool for use by trained clinicians, primarily physical and occupational therapists, during rehabilitation sessions. Based on the same technology that is used in our industrial products, EksoUE uses a passive (non-motorized) design which avoids the need to charge or manage batteries and other electrical systems.

EksoUE shipments in 2019 have been to key rehabilitation centers for clinical feedback. In 2020, we plan to launch EksoUE in the broader rehabilitation market globally.

Market Overview

The primary market for our medical products is rehabilitation clinics with significant stroke and SCI populations. Due to their chronic nature, we believe that these conditions have an enormous clinical and economic impact on both people with the conditions and the healthcare system. According to the Centers for Disease Control, there are approximately 800,000 strokes suffered per year in the U.S. and approximately 15 million worldwide, making stroke rehabilitation our largest target market. Likewise, according to the National Spinal Cord Injury Statistical Center, there are approximately 18,000 incidences of SCI per year in the U.S., and according to the World Health Organization, between 250,000 to 500,000 incidences worldwide.

While the market opportunity for robotic exoskeleton rehabilitation may be large, we also recognize that the path for medical devices to become the standard of care is long and challenging. We believe that our ability to accelerate adoption will also be based, in part, on our ability to build on our and our partners’ early efforts: (i) to expand clinical evidence and (ii) to drive toward standard of care. We are already seeing customers appreciate that one way for stroke patients at in-patient facilities to receive the recommended amount of rehabilitation per guidelines is by using an EksoNR, the only device currently in the market that has the versatility to provide an over-ground gait training intervention that is task-specific, high intensity and allows for a margin of error, across the continuum of care.

Clinical Evidence

Many of our early clinical customers have undertaken research to evaluate the use in rehabilitation of exoskeletons in general and our EksoNR and EksoGT in particular. Although these studies primarily have focused on feasibility and safety and have relied on small sample sizes, initial study findings have been favorable. Also, we have now completed our company sponsored WISE (Walking Improvement for SCI with Exoskeletons) study. These sites, in turn, have enrolled and completed 30 patients. The primary endpoint of the WISE study sought to demonstrate that a 12-week robotic gait-training regimen can lead to a clinically meaningful improvement in independent walking speed. Secondary endpoints from the trial are examining economic factors such as number of physical therapists and staff required during training, the physical burden on physical therapists assisting and supervising during training, and the influence of factors that may modify the gait recovery. The data is currently being analyzed for journal submission.
The European Union also requires a two-track approach to market penetration and subsequent coverage, requiring separate claims for purchasing the device and for requests for reimbursement. We are well represented in clinics run by German and Austrian accident insurers, with four out of nine rehabilitation sites in Germany and four out of four rehabilitation sites in Austria. We also have a growing number of patients in Europe, who get reimbursement on a case-by-case decision covered by public and private health insurers for in-patient and out-patient treatment. We operate out-patient rehabilitation sessions paid by an accident insurer, where a patient trains using our EksoGT or EksoNR device twice a week. We are using these examples to integrate exoskeletal therapy in existing care pathways. In the United Kingdom, the National Institute for Health and Care Excellence, or NICE, has selected us as the first exoskeleton company to produce a Medtech Innovation Briefing, or MIB, which are designed to support National Health Services, or NHS, and social care commissioners and staff who are considering using new medical devices and other medical or diagnostic technologies. The MIB highlighted the innovative aspect of our proprietary SmartAssist software, which differentiates our EksoNR and EksoGT from other available exoskeletons.
Economic Value Proposition

We believe that our EksoNR allows our customers to benefit economically without modifying the reimbursement model or reimbursement codes. First, many of our customers have reported that utilizing the EksoNR promotes continuous patient improvement beginning sooner than with traditional rehabilitation. This may lead to a commensurate increase in insurance reimbursement. Second, many of our customers have reported that they have been able to attract more patients to their facilities with our EksoNR as part of their rehabilitation program, and this has also reportedly driven positive economics for our customers. Lastly, improvements in patient outcomes has been reported to impact other metrics including discharge to community, staffing efficiency in the rehabilitation unit, and reduction in readmission rates.

Current Sales and Marketing Efforts

Our key marketing goal today is to achieve broad-based commercial adoption of our EksoNR in the rehabilitation setting. We are focusing our go-to-market protocols and collateral on our three target audiences: medical administrators, medical directors/therapists, and patients. Working closely with thought leaders, we will continue to build upon our early user-group exchanges, develop clinical education programs, and grow our medical advisory council.

There continues to be high market interest in expanding neurosciences service lines. As such, in 2020, our sales priorities are to effectively educate both clinical and executive stakeholders on the economic and clinical value of starting an EksoNR Robotics Stroke and SCI Rehabilitation Program. In tandem, we continue to leverage our EksoNR customer base to educate and mentor strategic target centers that specialize in Stroke and SCI rehabilitation in key market service areas across the US and Canada. Geographically, the priorities have been North America (Canada, the U.S., and Mexico), EMEA, and Singapore and Hong Kong in APAC. Currently, we utilize a direct sales force for the U.S., Canada, Singapore, Hong Kong, Germany and Switzerland. We also have an expanding distributor network in EMEA and Asia.

The sales and marketing team is principally based in the U.S., Germany, and Singapore, and is structured as follows:

•	One commercial leader each for the Americas, EMEA, and APAC;

•	Americas, EMEA, and APAC sales professionals that pursue new prospects and organizes demonstrations;

•	Clinical professionals and physical therapists that provide peer-to-peer demonstrations and trainings;

•	Marketing professionals and consultants to build awareness and generate demand;

•	Ambassadors, who are stroke and SCI survivors, that provide demonstrations and personal experiences.

The sales cycle for the EksoNR averages approximately eight to 12 months for a first device and two to four months for subsequent devices. Our typical sale is our EksoNR complete package, which includes the device and all relevant components, two sets of batteries for continuous run-time, training through two levels of certification, and SmartAssist software. Customers also typically purchase Ekso Care, which is our one- to four-year after-sales service package.

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

After Sales Service

We provide direct service for the EksoNR at our facility in Richmond, California, in Germany for our EMEA customers, and through a third party service provider in Hong Kong for APAC customers. When maintenance or service is required, a customer schedules service by contacting us and we then arrange for the appropriate service, depending on the level of Ekso Care the customer has purchased. In some cases, we may decide it is appropriate to have an Ekso field technician fly to the customer site to service the device. The EksoNR is designed with EksoPulse, which allows us to diagnose many customer service issues remotely.

In addition to the Ekso Care service programs we provide a Fee-for-Service option. In this program, EksoNR repair is fulfilled per quote on demand of the customer and as per our repair price list.

Manufacturing and Supply Chain

We produce the EksoNR at our facilities in Richmond, California for worldwide sales. We currently run one line for one shift per day and believe we have the capacity to eventually run additional lines and shifts should we deem it appropriate. The EksoNR uses over 700 purchased parts, which we source globally from over 70 suppliers. Whenever possible, we seek to secure dual source suppliers for our components.

Our commitment to the philosophy of continuous improvement has continued to increase product performance and reliability over the past year. As a result, we expect our cost of field service will continue to decline over the next 12 months.

EksoWorks - Able-Bodied Industrial Applications

We continue to pursue market and product development opportunities for the industrial market. Our initial efforts have included EksoZeroG Arm, a mobile arm mount that makes heavy tools feel weightless and enables workers to be more productive and safe, and EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. Market feedback continues to indicate a growing imperative among construction and manufacturing companies to drive adoption of improved safety and health practices. Furthermore, based on initial field-testing and market research, we believe that industrial exoskeletons have the potential to help prevent workforce injuries, improve productivity and over time reduce workers’ compensation and related costs. In the U.S. alone, our target manufacturing and construction verticals employ a total of 18.4 million workers (according to U.S. Bureau of Labor Statistics), many of whom can potentially benefit from our assistive technology.

In addition, human augmentation technology is being viewed by senior managers of companies that have participated in field-testing as an opportunity to extend the careers of experienced and skilled workers while also changing the work environment to attract future workers to these careers.

While we believe that the evidence clearly demonstrates that there is significant demand for human augmentation in industrial applications, adoption rates remain a challenge due to the nascent nature of the technology. That said, we believe that there is significant mid-to-long-term potential in the industrial markets, and accordingly, we will continue our product development efforts to expand our EksoWorks product offerings. Given the fragmented nature of the industrial market we believe that the best approach in this market is work with established strategic partners that can help us target applications tailored for specific use cases. We believe that leveraging our extensive exoskeleton expertise and intellectual property portfolio with the established channel and application expertise of one or more strategic partners unlocks the highest value for us and our stockholders. We continue to engage with multiple potential industrial partners, and plan to continue this approach going forward.
China Joint Venture

We entered into a joint venture, or the China JV, to develop and serve the exoskeleton market in China and certain other Asian markets and to create a global exoskeleton manufacturing center. The Equity Joint Venture Contract, dated January 30, 2019, between us, Zhejiang Youchuang Venture Capital Investment Co., Ltd., or ZYVC, and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership (Limited Partnership), or Industrial Investment Fund, as amended by the Amendment to the Joint Venture Contract, dated April 30, 2019, or the JV Agreement, provides for the establishment of the China JV as a limited liability company pursuant to the Law on Sino-foreign Equity Joint Ventures and the Regulations for the Implementation of the Law on Sino-foreign Equity Joint Ventures. ZYVC, Industrial Investment Fund and we will hold 41.54%, 38.46% and 20.00% of the China JV, respectively. ZYVC and Industrial Investment Fund, or the Joint Venture Partners, will make their contributions in the form of an aggregate of RMB 624 million cash to the China JV (10% of which, or RMB 62.4 million, is to be made within 90 days of the formation of the China JV, RMB 124.8 million of which will be made upon notice by the China JV and the remainder of which will be made within the 10 years of the formation of the China JV), while we have licensed certain patented technologies and non-patented manufacturing technologies in China, Hong Kong, Singapore, Malaysia and other countries to be mutually agreed upon by us and the China JV (but excluding Japan, India and Australia), or the JV Territory, with equivalent value of RMB 145 million and related to the EksoGT, EksoVest and EksoZeroG Arm and their improvements (including the EksoNR), or the JV Products, to the China JV as our contribution pursuant to a Technology License Agreement dated October 22, 2019 between us and the China JV, or the Technology License Agreement. As of December 31, 2019, the transfer of the licensed patented technologies was not completed.

Pursuant to the JV Agreement and the Technology License Agreement, the China JV will build a manufacturing facility and will manufacture the JV Products in the JV Territory under our trademark and brands. Pursuant to the Technology License Agreement, during the term of the China JV and following a royalty-free period, we will receive a royalty fee based on a mid-single digits percentage of the net sales revenue of the products manufactured and sold by the China JV.

In 2019 the China JV acquired facilities and began outfitting its production facility. In the fourth quarter of 2019, we completed the technology transfer for EksoVest (but not the transfer of patented technologies) and the China JV assembled its first EkosVest devices9. As discussed further under “Item 1A. Risk Factors—Risks Related to Our Business and the Industry in Which We Operate—U.S. regulatory review may result in delays, restrictions or other adverse impacts on the operations of our China JV” of this Annual Report on Form 10-K, after receiving questions from the Committee on Foreign Investment in the United States (“CFIUS”), in December 2019, the Company and the China JV submitted a joint voluntary notice to CFIUS to review the transaction.

CFIUS has determined that the establishment of the China JV is subject to CFIUS’s jurisdiction, and pending completion of its investigation, CFIUS imposed interim measures that temporarily suspend the Company’s contributions to the China JV and other integration activities. The Company continues to engage with CFIUS to address its concerns, and expects CFIUS review and investigation, as well as its assessment of whether its concerns can be mitigated, to end by April 13, 2020. Subject to satisfactory completion of CFIUS review and any mitigation that may be required by CFIUS, as well as any impact of the COVID-19 virus, we anticipate that further qualifications will be completed in the first half of 2020 along with the ramp up of production capability and localized component supply chain.

Intellectual Property

We have established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status.

	Issuing Status
License Status	Issued Patents	Pending Applications
Licensed to the Company	15	—
Exclusively licensed to the Company	6	—
Co-owned with Regents of the University of California, exclusively licensed to the Company	4	—
Co-owned with the Regents of the University of California	3	—
Sole ownership by the Company	25	12
Total: 65	53	12

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of December 31, 2019, 199 applications have issued or have been allowed as patents worldwide. Our patent portfolio contains 237 cases that have issued or are in prosecution in 23 countries.

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

Licensors include the Regents of the University of California, or UC Berkeley, and Garrett Brown (as a result of our acquisition of technology of Equipois, LLC, or Equipois).

The license with UC Berkeley consists of two agreements and one amendment covering ten patent cases exclusively licensed to us, nine of which have issued and one of which remains in prosecution or the UC Berkeley License Agreements. Inventions covered by a further three patent applications are co-owned by us and UC Berkeley, with no license agreement between us and UC Berkeley. As a result, UC Berkeley may license its rights in these patents to a third party. With respect to two of these co-owned patent applications, UC Berkeley has licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims UC Berkeley may license to other entities.

Pursuant to the UC Berkeley License Agreements, Ekso Bionics initially paid UC Berkeley consideration consisting of $5,000 in cash and 310,400 common shares of Ekso Bionics, and committed to pay a 1% royalty on sales, including sales generated by sublicenses. In addition, the UC Berkeley License Agreements call for minimum annual payments of $50,000. We do not pay royalties to UC Berkeley on products sold or to be resold to the U.S. government.

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

Intellectual Property Out-Licensing

We believe that the breadth of the coverage across various bionic systems and technologies, together with our freedom to grant sub-licenses under the UC Berkeley License Agreements gives us the potential to generate licensing revenue in fields outside our present areas of commercialization. Since 2009, we have generated approximately $1.8 million in such licensing revenue from our two licensees: Lockheed Martin Corporation or Lockheed and OttoBock Healthcare Product GmbH or OttoBock.

We receive revenue pursuant to a Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed and a Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed. Pursuant to these agreements, we have licensed to Lockheed certain rights with respect to our anthropomorphic exoskeleton technology for which Lockheed is obligated to pay us a royalty on sales of products incorporating such technology. Royalty fees from Lockheed were either de minimus or nil for the years ended December 31, 2019 and 2018, respectively.

With respect to OttoBock, we received exclusivity payments pursuant to the License and Services Agreement dated October 27, 2014. The License and Services Agreement grants OttoBock exclusive rights in order to develop a semi-active prosthetic knee prototype for use in medical prosthetics and provides that OttoBock will pay us a royalty based on sales by OttoBock of products incorporating the licensed technology. Royalty fees from OttoBock were $nil and $150,000 for the years ended December 31, 2019 and 2018, respectively. In November of 2019, OttoBock informed us that they will not be pursuing commercialization of products based on our intellectual property. As a result, we do not expect additional royalty revenue from OttoBock in the future.

In March 2018, we entered into a set of agreements with Daydo Co, Ltd., or Daydo, related to distribution and cross-licensing of EksoVest. Under these agreements, Daydo has exclusive distribution rights for EksoVest within Japan and rights to modify EksoVest as needed to address the Japanese market in exchange for royalty payments to us. We also have rights to use any improvements made by Daydo. Daydo released its localized version of EksoVest (called Task AR) in January of 2019. Revenue from related royalty payments were de minimis in 2019.

Competition

The medical technology and industrial robotics industries are characterized by intense competition and rapid technological change. We believe that a number of other companies are developing competitive technology and devices for both the able-bodied and medical fields of use and many of these competitors have significantly more financial and other resources than we possess.

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

Technologies developed by competitors in the areas of stroke rehabilitation and SCI represent therapeutic interventions with utility at varying points of the continuum of care. Clinically, the EksoNR is unique in its broad ability to mobilize pre- or even non-ambulatory patients using a full weight bearing, over ground, task-based platform. From a practice management perspective, the EksoNR is less expensive than many other systems, has a smaller footprint, the ability to move around the hospital, and uses standard power requirements that make it easy to integrate into existing infrastructure. Other over-ground exoskeletons were initially designed for an individual to achieve ambulation reliant on the device. By contrast, the EksoNR’s design accommodates patients with complete paraplegia and additionally includes features that are optimized to assist therapists in helping patients with some motor ability learn to walk again in a clinical setting, treating several patients and indications in a single day.

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
The field of robotic exoskeleton technology remains in its infancy. As this field develops, we believe that we will face increased competition on the basis of product features, clinical outcomes, price, services and other factors. Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative therapies for disease states that may be delivered without a medical device.

Governmental Regulation and Product Approval

U.S. Regulation

The U.S. government regulates the medical device industry through various agencies, including but not limited to the Food and Drug Administration, or the FDA, which administers the Federal Food, Drug and Cosmetic Act or FDCA. The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any medical device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

Device Development, Marketing Clearance and Approval. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life- sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval, or PMA, prior to commercial marketing.

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

Clinical trials are generally required to support a PMA or de novo reclassification application and are sometimes required for 510(k) clearance. Clinical trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board or an IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. Conducting a clinical trial, also requires obtaining the patients' informed consent in form and substance compliant with both FDA requirements and state and federal privacy and human subject protection regulations. The FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. To date, the EksoGT has been the subject of several clinical studies, some sponsored by us, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions. In addition, we are currently conducting several studies to investigate additional indications for use for the EksoGT, as well as to evaluate clinical and non-clinical outcomes of using the device.

Our current indication for use, or IFU, clearance for stroke and SCI. On April 4, 2016, we received clearance from the FDA to market our EksoGT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with SCI at levels T4 to L5, and individuals with SCI at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, we received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4 out of 5 strength in at least one arm.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that promotional or training material related to an approved device constitute the promotion of an un-cleared or unapproved use, the FDA could request that the promotional or training materials related to such device be modified or it could subject the manufacturer to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.

Since January 2019, there have been no reports of an adverse event relating to our EksoGT or EksoNR devices reported to FDA under the Manufacturer and User Facility Device Experience Database.

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

The policies of the FDA and foreign regulatory authorities may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Employees

As of December 31, 2019, we had 68 employees, including 67 full time employees and one part-time employee. Seven employees reside in Europe and three in Singapore. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

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

In connection with the Merger and pursuant to a split-off agreement and general release, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 2,497,586 shares of our common stock, or the Split-Off, after adjusting to give effect to the 1-for-7 reverse stock split, which occurred on May 4, 2016.

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

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our internet address is www.eksobionics.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Annual Report. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 1414 Harbour Way South, Suite 1201, Richmond, California, 94804. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

This Annual Report contains certain statements relating to future events or our future financial performance. Readers are cautioned that such forward-looking statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Annual Report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

The risks described below do not purport to be all the risks to which we could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to our operations. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair our business, financial condition or results of operations.
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

In consideration for a 20% stake in the China JV and royalty rights based on net sales of the JV Products by the China JV following a royalty-free period, we have licensed certain patented technologies and non-patented manufacturing technologies in the JV Territory to the China JV. We have also granted to the China JV a license to use our trademarks free of charge in the JV Territory. As a result of these transfers and licenses, and the other agreements we have agreed to with the China JV and the Joint Venture Partners, we will be reliant on the China JV for the manufacturing and sale of the foregoing products in the JV Territory. We will also be reliant on our Joint Venture Partners to fund the China JV in the future, and their failure to do so could have a material adverse effect on the ability of the China JV to effectively manufacture and sell products. Even to the extent the China JV is successful in manufacturing and selling products, aside from a royalty fee based on a mid-single digits percentage of the net sales revenue of the products manufactured and sold by the China JV, we will only benefit from any profit in the China JV to the extent of our minority equity ownership therein.

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

As of December 31, 2019, the Company had not transferred the patented technologies pursuant to the Technology License Agreement.
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
Some of our U.S. patents (which have associated international patents and applications) are co-owned by UC Berkeley. UC Berkeley has exclusively licensed its rights under many of these patents to us, but we do not have an exclusive license to UC Berkeley’s rights under three of these patents.
UC Berkeley has licensed their U.S. rights in two of these three co-owned patents to an unrelated third-party.
The third patent is a continuation-in-part of a patent that UC Berkeley has licensed to us. Under the terms of the relevant license agreement between us and UC Berkeley, we have exclusive rights to any claims that are fully supported by the specification in the parent application. However, any claims that are not based on the specification in the parent application are co-owned by UC Berkeley and us, and UC Berkeley’s rights in respect of such claims are not exclusively licensed to us. There is no assurance that we will be able to obtain a license to UC Berkeley’s rights in any such claims on commercially reasonable terms or at all, and UC Berkeley may choose to license its rights to third parties instead of us.
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

Our EksoGT, EksoNR and EksoUE products are medical devices and are regulated by the FDA, the European Union and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products. Our failure to comply with these complex laws and regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows
In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval or PMA application from the FDA, unless an exemption applies. Both the PMA and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process may take anywhere from several months to over a year. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, PMA generally requires the performance of one or more clinical trials.
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
Modifications to our EksoNR and our future products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained
On April 4, 2016, we received clearance from the FDA to market our EksoGT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with SCI at levels T4 to L5, and individuals with SCI at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, we received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least four-fifths in only one arm. Our prior cleared indications for use statement required that individuals with hemiplegia due to stroke have upper extremity function of at least four-fifths in both arms.
An element of our strategy is to continue to upgrade our robotic exoskeleton platform to incorporate new software and hardware enhancements. Any modification to a 510(k)-cleared device, including our EksoGT, that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance based on the final guidance document issued by the FDA in October 2017 addressing when to submit a new 510(k) application due to modifications to 510(k)-cleared devices and a separate guidance document on when to submit a new 510(k) application due to software changes to 510(k)-cleared devices. Although largely aligned with the FDA’s longstanding guidance document issued in 1997, the 2017 guidance includes targeted changes intended to provide additional clarity on when a new 510(k) application is needed. The FDA may review our determinations regarding whether new clearances or approvals are necessary, and may not agree with our decisions. If the FDA disagrees with our determinations for any future changes, or prior changes to previously marketed products, as the case may be, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
We may introduce new products with enhanced features and extended capabilities from time to time. The products may be subject to various regulatory processes, and we may need to obtain and maintain regulatory approvals in order to sell our new products. If a potential purchaser of our products believes that we plan to introduce a new product in the near future or if a potential purchaser is located in a country where a new product that we have introduced has not yet received regulatory approval, planned purchases may be deferred or delayed. As a result, new product introductions may adversely impact our financial results.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, in 2010, the Patient Protection and Affordable Care Act, or ACA, was enacted into law. The legislation seeks to reform the United States healthcare system. It is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the law will have a significant impact upon various aspects of our business operations. The ACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the ACA will result in lower reimbursements. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. The current U.S. Presidential administration and the majority party in both Houses of U.S. Congress have indicated their desire to repeal all or certain provisions of the ACA. It is unclear whether, when and how that repeal could be effectuated and what the effect on the healthcare sector might be. A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District Court for the Northern District of Texas held the individual mandate provisions, and therefore the entirety of ACA, unconstitutional. The impact of the ruling is stayed as it is appealed to the Fifth Circuit Court of Appeals. Our business may be materially and adversely impacted in the event that the ACA in part, or in its entirety, is ruled unconstitutional. Furthermore, the uncertainty regarding the constitutionality of the ACA, or specific provisions therein, may negatively affect our business.

In December 2017, the Tax Cuts and Jobs Act was enacted and signed into law, one part of which repeals the “individual mandate” introduced by the ACA starting in 2019. The repeal of the “individual mandate” may have an adverse effect on ACA insurance markets and lead to further legislative changes. In addition, the new law imposes a 2.3% excise tax on medical devices that will apply to U.S. sales of our medical device products. In January 2018, President Trump signed into law a spending package that included a two-year moratorium on the medical device excise tax, which lapsed on December 31, 2019. This tax has had, and may continue to have, a negative impact on our gross margin. There have been other changes to the ACA since the enactment of the Tax Cuts and Jobs Act, and Congress could still consider additional legislation to repeal or replace all or certain elements of the ACA. In addition, other reform legislation has been passed subsequent to the enactment of the ACA, including measures that reduced reimbursement for certain providers and entities under federal health care programs. The outlook for the healthcare sector is unclear, and we are unable to predict the future course of federal or state healthcare legislation and regulations. Changes in the law or regulatory framework that reduce our revenues or increase our costs could also harm our business, financial condition and results of operations and cash flows.

Future elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the healthcare industry. In the event that legal challenges are successful, or the ACA, is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private payers or, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes may occur, certain proposals, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government have a significant impact on the implementation of the provisions of the ACA, and the current or future administrations could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
If our medical products, or malfunction of our medical products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA’s medical device reporting or MDR regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For example, we have been informed of a limited number of events with respect to our EksoNR or EksoGT devices that have been determined to be reportable pursuant to the MDR regulations. In each case, the required MDR report was filed with the FDA.
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
Warranty claims or any other service and repairs provided by us at our expense could have a material adverse effect on our business.
Sales of our EksoNR and EksoGT generally include a one-year warranty for parts and services in the U.S. and a two-year warranty in Europe, the Middle East and Africa. We also generally provide customers with an option to purchase an extended warranty for up to an additional three years. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity. As we enhance our product and in an effort to build our brand and drive adoption, we have elected to incur increased service expenses related to an accelerated maintenance program, field corrections and the implementation of technological improvements developed subsequent to many of our units being placed into service, sometimes outside of its warranty and contractual obligations. Continuation of these activities could have a material adverse effect on our results of operations, cash flows and liquidity.

If use of our products by healthcare providers and related facilities becomes dependent on their ability to obtain reimbursement for use of our products from third-party payers, failure to both obtain and maintain adequate levels of third-party reimbursement for such services would have a material adverse effect on our business.
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
Part of our business plan relies on broad adoption of our robotic exoskeleton to provide “early mobilization” of individuals who have been immobilized by an injury, disease, or other condition. Although the health benefits of other methods of “early mobilization” have been demonstrated in clinical studies in fields such as stroke, those studies did not test early mobilization with human exoskeletons directly. To date, our device has been the subject of several clinical trials, some of which have been partially sponsored by us, but most of which are non-Ekso-sponsored independent studies conducted by rehabilitation institutions. Data from these studies was provided to the FDA as part of our 510(k) application submissions. In addition, there are several ongoing independent studies to investigate additional indications for use for our device, as well as to evaluate clinical and non-clinical outcomes of using the Ekso device, and we are currently in the planning stage for several Company-led studies. Further, a Company-sponsored clinical trial, entitled WISE (Walking Improvement for SCI with Exoskeletons), is being conducted to evaluate improvement in independent gait speeds of SCI patients undergoing rehabilitation with the EksoNR and EksoGT and to compare it to both conventional therapy and a control group.
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
It is also possible that patients enrolled in a clinical trial will experience adverse side effects that are not currently part of the product candidate’s safety profile, which could cause us to delay or abandon development of such product
Security breaches could expose us to liability and damage our reputation and business.
We process, store, and transmit sensitive data, including those provided by employees, customers and vendors. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems. Any physical or electronic break-in or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our employees, customers or vendors and cause significant interruptions and/or errors in our products and services.
The systems and processes that we have developed that are designed to protect information processed, stored or transmitted on our systems and prevent data loss and other security breaches cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address such problems. Failure to prevent or mitigate data loss or other security breaches could expose us or our employees, customers or vendors to a risk of loss or misuse of such information, cause employees, customers or vendors to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage, we do not maintain cyber insurance and our insurance coverage may be insufficient to cover all losses associated with a cyber-attack or security breach.
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

Over the last two years, we have experienced turnover in our senior management and sales teams, including most recently, Christian Babini, who resigned as VP of Sales, Americas in January 2019. During 2018, Russell DeLonzor also resigned as Chief Operating Officer in December 2018. Maximilian Scheder-Bieschin, our former Chief Financial Officer, retired as Chief Financial Officer as of August 1, 2018 and transitioned to being a consultant until December 31, 2018, and effective August 13, 2018, John F. Glenn was appointed as our new Chief Financial Officer. As well, Gregory Davault, previously our Chief Marketing Officer, resigned effective as of May 15, 2018.

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
The EksoNR has a lengthy sale and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions, which may contribute to substantial fluctuations in our quarterly operating results. Other factors that may cause our operating results to fluctuate include:

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

·	the imposition of tariffs, trade barriers and duties;
·	difficulties in managing geographically disparate operations;
·	difficulties in enforcing agreements through non-U.S. legal systems, including the JV Agreement, which is governed under Chinese law;
·	political and economic instability, civil unrest or war;
·	terrorist activities that impact international commerce;
·	outbreaks of a pandemic disease, such as COVID-19 (coronavirus);
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
Our business currently depends in part on our activities in the EMEA, APAC, and other foreign markets. We also recently entered into the China JV and intend to rely on the China JV to manufacture and sell our products in the JV Territory. Our international activities are subject to a number of risks inherent in selling and operating abroad. These include:

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

In addition to the foregoing, our business and operations could be materially and adversely affected by the effects of a health epidemic or widespread outbreak of a contagious disease, including the recent outbreak of the respiratory illness caused by a coronavirus strain (COVID-19) first identified in Wuhan, Hubei Province, China, or any other outbreak of contagious diseases, and other adverse public health developments. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain, including those associated with our China JV. The significance of the impact of the COVID-19 outbreak to us remains unclear at this time; however, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at any of the manufacturing facilities used to create our products, could increase our costs and reduce our sales.

U.S. regulatory review may result in delays, restrictions or other adverse impacts on the operations of our China JV.

In connection with the China JV, the Joint Venture Partners and their affiliates agreed to purchase an aggregate of 3,067,485 shares of our common stock at a price per share equal to $1.63, for aggregate proceeds to us of $5.0 million (the "JV Share Purchase").

In February 2019, the Department of Defense, or the DOD, inquired about certain aspects of the China JV, including about our products’ classification under U.S. export control regimes and whether the China JV parties intended to notify the Committee on Foreign Investment in the United States, or CFIUS, of the China JV. In July 2019, the Treasury Department - as the chair of CFIUS - made similar inquiries about the China JV and the JV Share Purchase.

CFIUS has broad discretion to assert jurisdiction to review foreign investments in U.S. businesses, and to restrict the ownership thereof and the transfer of technology therefrom to foreign investors, including where CFIUS believes that such foreign investment may present potential national security risks to the United States. CFIUS may take actions if CFIUS determines that the China JV and related investment are covered by its regulations and identifies any national security concerns with the transactions. CFIUS’s actions could include the imposition of measures designed to mitigate and resolve any such national security concerns. Such mitigation measures may include, but not necessarily be limited to, a requirement that we obtain prior approval from the U.S. government to transfer certain technology related to our products, which would present a risk to the operations of the China JV. If CFIUS were to determine that it cannot mitigate any identified national security concerns, CFIUS could recommend that the President of the United States compel the China JV partners to abandon or unwind the China JV or the JV Share Purchase.

In December 2019, the Company and the China JV submitted a joint voluntary notice to CFIUS to review the transaction. CFIUS has determined that the establishment of the China JV is subject to CFIUS’s jurisdiction, and pending completion of its investigation, CFIUS imposed interim measures that temporarily suspend the Company’s contributions to the China JV and other integration activities. The Company continues to engage with CFIUS to address its concerns, and expects CFIUS review and investigation, as well as its assessment of whether its concerns can be mitigated, to end by April 13, 2020.

In addition to CFIUS, and notwithstanding our views regarding the classifications of our products under U.S. export control regimes, the Department of Commerce has authority in certain circumstances under the Export Control Reform Act and the Export Administration Regulations to inform parties that a license is required to export items or technology to certain destinations, for reasons that include risk that the technology may be transferred for proscribed end uses. In the event the U.S. government exercises such authority over our products, it may delay and ultimately restrict our ability to transfer manufacturing technology to China JV.

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

We are beginning the process of establishing a JV to streamline the supply chain for released products in China. If we are unable to build the local supply chains, it could have a material adverse effect on our business, results of operations and financial condition.

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
We have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $12.1 million and $27.0 million for the years ended December 31, 2019 and 2018, respectively (with gains from a decrease on common stock purchase warrant liabilities due to a drop in our stock price accounting for a $6.4 million decrease on net losses in 2019). As of December 31, 2019 and 2018, we had an accumulated deficit of $183.3 million and $171.1 million, respectively. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result our independent registered public accounting firm included an explanatory paragraph regarding the same in its report to this Annual Report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.
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

The operation of our business and our growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments. We will also need to repay or refinance approximately $2.8 million in outstanding indebtedness.

We have been largely dependent on capital raised through the sale of equity securities in various public and private offerings, and going forward will be largely dependent on capital raised in any future offerings to implement our business plan, support our operations and service our debt obligations.

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from our medical device business, we believe that we have sufficient resources to operate in compliance with our debt covenants until the end of the third quarter of 2020. We will require significant additional financing. We intend to pursue opportunities to obtain additional financing in the future through public or private equity and/or debt financings, corporate collaborations, or warrant solicitations.

We anticipate for the foreseeable future that cash on hand and cash generated from operations will not be sufficient to meet our cash requirements, and that we will need to raise additional capital through investments to fund our operations and growth. We cannot assure you that we will be able to raise additional working or growth capital as needed on terms acceptable to us, if at all. In addition, we may be subject to limitations on our ability to raise financing in private offerings as a result of volume limitations under Nasdaq rules with respect to sales of securities by Nasdaq-listed companies, as well as limitations on our ability to utilize our shelf registration on Form S-3 to raise financing in public or other registered offerings due to rules applicable to public companies with a public float below $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and/or be subject to delays due to review by the SEC Staff. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely.

Additionally, our only loan agreement contains financial covenants, including a requirement of minimum cash on hand equivalent to three months of cash burn. Breach of covenants included in our loan agreement could result in the lenders demanding payment of the unpaid principal and interest balances. If we fail to pay any principal or interest under our indebtedness when due, or are otherwise in violation of financial covenants under our loan agreement, it may result in the acceleration of our indebtedness, which would have a material adverse effect upon our business and would likely require us to seek to renegotiate the loan agreement with our lender or obtain a waiver from the lender, as we may not have sufficient funds to repay that indebtedness or to comply with our financial covenants. In the event that any such renegotiations are not successful or such waivers cannot be obtained on terms commercially acceptable to us, we may have to liquidate our assets at below-fair value prices, seek bankruptcy protection or implement other arrangements, any of which would or may be material adverse to our business, financial condition, assets and operations.
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
We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. We are currently assessing the impact of this legislation, but currently anticipates no major short-term impact.
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
The ability of our Board of Directors to issue additional stock may prevent us from making more difficult transactions, including a sale or merger.
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
As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended, the Exchange Act of 1934, as amended (the "Exchange Act"), and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

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
During the period from our initial listing on Nasdaq on August 9, 2016 through December 31, 2019, the closing price of our common stock fluctuated from a high of $6.21 per share to a low of $0.35 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are currently located at 1414 Harbour Way South, Suite 1201, Richmond, CA 94804, where we leased approximately 45,000 square feet. The Richmond office serves as headquarters for our medical device and industrial device sales segments. In addition, we entered into a 5-year operating lease agreement in July 2017 to rent approximately 1,400 square feet of office space at Friesenweg 4, House 13, 4th floor, 22763 Hamburg, Germany for our European headquarters. Until April 2019, we also had an unoccupied leased sales office in Freiburg, Germany which had an original lease term expiring in December 2020. In April 2019, we entered an agreement with the lessor of the Freiburg office releasing us from future lease payments after April 30, 2019.

We do not own any real property.

Item 3.    LEGAL PROCEEDINGS

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been traded on the Nasdaq Capital Market under the symbol “EKSO” since August 9, 2016. Prior to August 9, 2016, our common stock was eligible for quotation and traded on the OTC Market. The quotation of our common stock on the OTC market began on or about January 16, 2014. The closing price of EKSO stock as of February 21, 2020 was $0.38.

As of February 21, 2020, we had approximately 204 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. We believe that the actual number of stockholders is greater than the number of holders of record.

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

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto in Item 8. The statement of operations data for the years ended December 31, 2019 and 2018, and the balance sheet data as of December 31, 2019 and 2018 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Annual Report. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Annual Report. All share and per share data has been retroactively adjusted to give effect to the one-for-seven reverse stock split in May of 2016. Amounts in the following table are in thousands, except share and per share amounts:

	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenue(1)	$13,917	$11,332	$7,353	$14,221	$8,661
Loss from operations	(16,639)	(27,030)	(31,612)	(27,586)	(21,561)
Gain on warrant liabilities	6,376	1,063	3,909	4,286	2,505
Net loss	(12,132)	(26,992)	(29,122)	(23,470)	(19,590)
Preferred deemed dividend	—	—	—	10,345	4,655
Net loss per share, basic	$(0.17)	$(0.44)	$(0.82)	$(1.87)	$(1.66)

Balance Sheet Data:
Cash	$10,872	$7,655	$27,813	$16,846	$19,552
Total assets	21,915	17,655	37,988	24,425	32,198
Note payable, net	2,740	4,981	6,969	6,789	—
Warrant liability	$4,307	$585	$1,648	$3,546	$9,195

(1)
In 2016, we commenced recognition of revenue based on a multiple element approach in which revenue is recognized upon the delivery of the separate elements to the customer. As a result of this change, we recognized EksoHealth revenue previously deferred at December 31, 2015 of $6,517 and associated cost of revenue of $4,159, resulting in additional gross profit, reduction in net loss from operations, and reduction of net loss applicable to common stockholders of $2,358, or $0.13 per share, in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Annual Report. See also "Cautionary Note Regarding Forward-Looking Statements."

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

Operational Highlights

•
In January 2019, we entered into the JV Agreement to develop and serve the exoskeleton market in China and other Asian markets through the China JV and to create a global exoskeleton manufacturing center.

•
In July 2019, we announced the expansion of our medical exoskeleton portfolio with an upper extremity rehabilitation device called EksoUE. Our EksoUE’s wearable upper body exoskeleton assists patients with a broad range of upper extremity impairments and aims to provide them with a wider active range of motion and increased endurance for rehabilitation sessions of higher intensity.

•
In August 2019, we introduced our next generation lower extremity rehabilitation exoskeleton, EksoNR, which succeeds our EksoGT. Our EksoNR, is used as a rehabilitation tool to allow physicians and therapists to rehabilitate patients who have suffered a stroke or spinal cord injury. With its unique features designed specifically for hospitals and its proprietary SmartAssist software, EksoNR allows for the early mobilization of patients, enabling increased endurance during rehabilitation sessions through higher step counts and for longer periods. The intent is to allow the patient’s central nervous system to take advantage of a patient’s neuroplasticity to maximize the patient’s recovery.

•
In October 2019, we entered into a Technology License Agreement, with the China JV pursuant to the terms of the JV Agreement. Pursuant to the Technology License Agreement, we granted a nontransferable, non-sublicensable, irrevocable, and exclusive right and license to patented and non-patented manufacturing technologies involved in the manufacture of certain products for the China JV. In the fourth quarter of 2019, we completed technology transfer for EksoVest (but not transfer of patented technologies).

•	In 2019, we booked a total of 98 EksoGT and EksoNR units, 17 of which were rental units and 25 of which were previously rented units that were converted to sales.

•
In February 2020, we announced the worldwide launch of our upgraded EksoPulse platform, an innovative cloud-based information technology platform that measures and analyzes progress using the EksoNR robotic exoskeleton. The improved analytics system provides an easy-to-use dashboard to chart activity in rehabilitation sessions, enhancing the clinician, institutional, and patient experience of the most clinically used exoskeleton.

2019 Financing Activities

•
In January 2019, and in connection with the China JV, one of the Joint Venture Partner affiliates purchased an aggregate of 3,067,485 shares of our common stock at a price per share equal to $1.63, for aggregate proceeds to us of $5.0 million.

•
In May 2019, we sold 6,666,667 shares of our common stock and warrants to purchase up to 6,666,667 shares of our common stock, or May 2019 Warrants, at a combined public offering price of $1.50 per share for proceeds, net of expenses and underwriting discount and commission, of $9.0 million.

•
In December 2019, we sold 11,111,116 shares of our common stock and warrants to purchase up to 8,333,337 shares of our common stock, or December 2019 Warrants, at a combined price of $0.45 per share for proceeds, net of placement agent fees and expenses, of $4.2 million. Additional details discussed in Note 13 in the notes to our consolidated financial statements, which appear under Item 8 in this Annual Report on Form 10-K, under the caption Capitalization and Equity Structure – Warrants.

•
Since inception to December 31, 2019, we have sold 4.2 million shares of our common stock under our “at the market offering” program at an average price of $1.86 per share, for aggregate proceeds of $7.2 million, net of commission and issuance costs, to us.

Business

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

We believe that the commercial opportunity for exoskeleton technology adoption is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. We believe that we have learned how to integrate these existing technologies and wrap the result around a human being efficiently, elegantly and safely, supported by an industry leading intellectual property portfolio. We further believe that we can do so across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

EksoHealth

Today, the focus of our healthcare business is on rehabilitation robotics. We are leveraging our patented exoskeleton technology to develop and market products intended to enable patients with some form of lower limb impairment to rehabilitate earlier and with better outcomes than the current standard of care.

Our latest product, the EksoNR, is a wearable bionic suit that allows our hospital and rehabilitation customers to provide in-patients and out-patients with SCI and hemiplegia due to stroke the ability to stand and walk over ground with a full weight-bearing, reciprocal gait using a cane, crutches or a walker under the supervision of a physical therapist. Walking is achieved by a user shifting their weight, balancing to walk as an unimpaired person would and initiating steps when safe to progress forward. If needed, some patients utilize sensors in the device which in turn initiate steps. Battery-powered motors drive the legs, detecting the deficient neuromuscular function and providing the level of assistance necessary for a user to complete their step. Users can expect to walk with aid from the device the first time they put on the EksoNR exoskeleton (after passing an assessment). Physical therapists can transfer patients to or from their wheelchair and don or remove the EksoNR in less than ten minutes.

The EksoNR is used by customers in both in-patient and out-patient settings. Our customers believe that for patients with some motor ability preserved (for example, after a stroke or an incomplete SCI), the EksoNR exoskeleton offers unique benefits to help therapists teach proper step patterns and weight shifts, allowing patients to potentially mobilize earlier and ultimately to walk again. By allowing individuals to stand and walk in a full weight-bearing setting, early clinical evidence is also beginning to show that EksoNR may offer potential healthcare benefits (including for patients with complete SCI) including reducing post-injury medical costs through reduction in secondary complications such as pressure sores, urinary tract infections, bowel problems, pneumonia and other respiratory issues, bone loss/osteoporosis, cardiovascular disease and psychological disorders.

In 2019, we entered the market for upper extremity rehabilitation devices with the EksoUE. EksoUE is a wearable assistive device that helps reduce the effect of gravity on a patient’s shoulders and arms. While worn, EksoUE allows longer, more intense rehabilitation sessions by reducing fatigue, while also allowing the patient to achieve a larger active range of motion. Similar to EksoNR, EksoUE is a tool used by trained clinicians, primarily physical and occupational therapists, during rehabilitation sessions. Based on the same technology that is used in our industrial products, EksoUE uses a passive (non-motorized) design, which avoids the need to charge or replace batteries and other electrical systems.

EksoUE shipments in 2019 have been to key rehabilitation centers for clinical feedback. In 2020, we plan to launch EksoUE in the broader rehabilitation market in the U.S., EMEA and APAC.

EksoWorks

Our EksoVest is an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. In 2019, we are focusing on increasing sales of the EksoVest and the support arm, EksoZeroG, by pursuing alternative channels, such as rental agreements with construction equipment and heavy tool providers and working with automotive and related manufacturers to roll out our product(s) globally within their assembly operations. In addition, we believe that there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

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

Our EksoHealth segment revenue is primarily generated through the sale and rental of our EksoNR and associated software (SmartAssist and VariableAssist), sale of accessories, and support and maintenance contracts (Ekso Care). Revenue from EksoHealth sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from our facility for sales of our EksoNR, software, and accessories. Ekso Care support and maintenance contracts extend coverage beyond our standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. We receive payment at the inception of the contract and recognize revenue over the term of the agreement. Revenue from medical device rentals is recognized over the lease term, typically over 12 months.

Our EksoWorks segment revenue is generated by the sales of our EksoVest and our EksoZeroG. Revenue from EksoWorks device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from our facility.

Inventory valuation

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress, or WIP. Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge to the consolidated statements of operations and comprehensive loss. Our estimate of write-downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

Stock-based Compensation

We measure stock-based compensation expense for certain stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes option-pricing model, or the Black-Scholes Model, and recognize the fair value on a straight-line basis over the requisite service periods of the awards.

Our determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

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

Where there is a possibility that we may have to settle warrants in cash, we estimate the fair value of the issued warrants as a liability at each reporting date and record changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option-pricing model (the “Black-Scholes Model”) and the Binomial Lattice model (the “Lattice Model”). The Black-Scholes Model requires inputs, such as the expected volatility, expected term, exercise price, risk-free interest rate, and the value of the underlying security. The Lattice Model provides for assumptions regarding expected volatility, expected term, exercise price, risk-free interest rates, the value of the underlying security, and the probability of and likely timing of a specific event within the period to maturity. These values are subject to a significant degree of judgment on our part. Our common stock price represents a significant input that affects the valuation of our warrants.

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

Going Concern

We assess our ability to continue as a going concern at every interim and annual period in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018 (dollars in thousands):

	Years ended December 31,
	2019	2018	Change	% Change

Revenue	$13,917	$11,332	$2,585	23%
Cost of revenue	7,153	7,023	130	2%
Gross profit	6,764	4,309	2,455	57%
Gross profit %	49%	38%

Operating expenses:
Sales and marketing	11,398	13,827	(2,429)	(18)%
Research and development	4,596	5,847	(1,251)	(21)%
General and administrative	7,409	11,665	(4,256)	(36)%
Total operating expenses	23,403	31,339	(7,936)	(25)%

Loss from operations	(16,639)	(27,030)	10,391	(38)%

Other income, net:
Interest expense	(384)	(600)	216	(36)%
Finance cost associated with warrant issuance	(1,096)	—	(1,096)	nm(1)
Gain on warrant liabilities	6,376	1,063	5,313	500%
Loss on modification of warrants	(257)	—	(257)	nm(1)
Other expense, net	(132)	(425)	293	(69)%
Total other income, net	4,507	38	4,469	11,761%

Net loss	$(12,132)	$(26,992)	$14,860	(55)%
(1) Not meaningful

Revenue

Revenue increased $2.6 million, or 23%, for the year ended December 31, 2019, compared to the same period of 2018. This increase was comprised of a $3.1 million increase in EksoHealth revenue due to an increased volume of device sales, including a significant increase in conversion of device rentals into sales, partially offset by a $0.5 million decrease in EksoWorks revenue primarily due to a decrease in volume of device sales.

Gross Profit

Gross profit increased $2.5 million, or 57%, for the year ended December 31, 2019, compared to the same period of 2018, primarily attributable to our EksoHealth business. We achieved higher average selling prices and lower production costs for our EksoGT and EksoNR devices.

Operating Expenses

Sales and marketing expenses decreased $2.4 million, or 18%, for the year ended December 31, 2019, compared to the same period of 2018, primarily due to the absence of severance and related expenses in the comparable period of 2018 associated with the departure of the former president of our EksoWorks business unit, our chief marketing officer and other marketing employees, a decrease in advertising and trade show activities, a decrease in clinical trial activities, and the absence of amortization expense related to intangible assets as intangible assets were fully amortized by December 31, 2018. The decrease in sales and marketing expenses were partially offset by an increase in commissions associated with the higher level of sales in 2019.

Research and development expenses decreased $1.3 million, or 21%, for the year ended December 31, 2019, compared to the same period of 2018, primarily due to lower employee compensation expense from decreased headcount in the EksoWorks business unit.

General and administrative expenses decreased $4.3 million, or 36%, for the year ended December 31, 2019, compared to the same period of 2018, primarily due to the absence of severance and related expenses in the comparable period of 2018 associated with former executive officers, lower external consulting costs associated with our business development activities in China, lower compensation expense from decreased headcount, and lower legal expenses.

Other Income, Net

Gain on revaluation of warrant liabilities of $6.4 million for the year ended December 31, 2019, related to warrants issued in 2019 and 2015. Gain on revaluation of warrant liabilities of $1.1 million for the year ended December 31, 2018, related to warrants issued in 2015. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Loss on modification of warrants of $0.3 million for the year ended December 31, 2019, was due to the reduction of the exercise price of the 2015 Warrants (refer to Note 13. Capitalization and Equity Structure in the notes to our consolidated financial statements).  There was no comparable amount during the same period in 2018.

Warrant issuance expense of $1.1 million for the year ended December 31, 2019 was recorded in connection with our underwritten common stock and warrant financing in May 2019 and December 2019. We incurred $1.7 million in direct financing costs, which were allocated on a relative fair value basis between the common stock and warrant issuances, of which $1.1 million was allocated to warrants and expensed immediately. There was no comparable amount of warrant issuance expense for the same period in 2018.

Other expense, net decreased $0.3 million, or 69%, for the year ended December 31, 2019, compared to the same period of 2018, due to unrealized gains and losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

At December 31, 2019, we had working capital of $11.0 million, compared to working capital of $4.9 million at December 31, 2018.  The increase in working capital is primarily due to higher cash balance from equity financings and an increase in accounts receivable due to an increase in sales. Our cash and cash equivalents as of December 31, 2019 consisted of bank deposits with third party financial institutions.  As of December 31, 2019, of our $10.9 million of cash, $10.2 million was held domestically while $0.7 million was held by foreign subsidiaries.

As of December 31, 2019, we had an accumulated deficit of $183.3 million and cash on hand of $10.9 million.  Largely as a result of significant research and development activities related to our advanced technology and commercialization of this technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. We have incurred net losses of $12.1 million and $27.0 million for the years ended December 31, 2019 and 2018, respectively (with gains from a decrease on common stock purchase warrant liabilities due to a drop in our stock price accounting for a $6.4 million decrease in net losses as of December 31, 2019). In the year ended December 31, 2019, we used $15.8 million of cash in our operations.

As noted in Note 9 in the notes to our consolidated financial statements under the caption Long-Term Debt, borrowings under our long-term debt agreement have a requirement of minimum cash on hand equivalent to three months of cash burn. As of December 31, 2019, the most recent determination of this restriction, $3.6 million of cash must remain as unrestricted, with such amounts to be re-computed at each month end. After considering cash restrictions, effective unrestricted cash as of December 31, 2019 is estimated to be $7.3 million. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing, we believe that we have sufficient resources to operate in compliance with our debt covenants until the end of the third quarter of 2020.While we will require significant additional financing, our actual capital requirements may vary significantly and will depend on many factors.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2019	2018
Cash, beginning of period	$7,655	$27,813
Net cash used in operating activities	(15,772)	(22,165)
Net cash used in investing activities	(60)	(131)
Net cash provided by financing activities	19,039	2,273
Effect of exchange rate changes on cash	10	(135)
Cash, end of period	$10,872	$7,655

Net Cash Used in Operating Activities

Net cash used in operations decreased $6.4 million, or 29%, for the year ended December 31, 2019, compared to the same period of 2018, primarily due to a decrease in employee-related costs as a result of lower average headcount, lower legal costs, a reduction in inventory, and a decrease in advertising, trade show, and clinical trial activities.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.1 million, or 54%, during the year ended December 31, 2019, compared to the same period of 2018, primarily due to lower hardware and software purchases due to lower headcount.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $19.0 million for the year ended December 31, 2019 was from the sale of common stock and warrants for net proceeds of $9.0 million in connection with the equity financing in May 2019, net proceeds of $4.2 million with the equity financing in December 2019, net proceeds of $2.8 million from our “at the market offering” program, net proceeds of $5.0 million from equity investors associated with the JV Agreement, and proceeds of $0.2 million from the exercise of stock options, partially offset by aggregate principal payments of $2.4 million against our term loan

Net cash provided by financing activities of $2.3 million for the year ended December 31, 2018 was from the sale of common stock under our "at the market offering" program resulting in cash proceeds of $4.4 million, partially offset by aggregate principal payments of $2.2 million related to our term loan.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2019, we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2019.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years	After 5 Years
Term loan	$2,878	$2,437	$441	$—	$—
Facility operating leases	1,278	515	763	—	—
Purchase obligations	709	709	—	—	—
Capital lease	22	22	—	—	—
Total	$4,887	$3,683	$1,204	$—	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.7 million as of December 31, 2019, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

We generate a portion of our revenue and collect receivables in foreign currencies outside of the U.S. and, as such, we have foreign currency exposure. Currently, we sell our products mainly in United States dollars, Euros, and Singapore dollars although we may in the future transact business in other currencies. Future fluctuations in the foreign exchange rates of these currencies can result in foreign exchange gains and losses which may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2019, sales denominated in foreign currencies were approximately 29% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.4 million decrease to revenues for 2019.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ekso Bionics Holdings, Inc.
Richmond, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020
We have served as the Company's auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ekso Bionics Holdings, Inc.
Richmond, California

Opinion on Internal Control over Financial Reporting
We have audited Ekso Bionics Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ OUM & CO. LLP

San Francisco, California
February 27, 2020

Ekso Bionics Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$10,872	$7,655
Accounts receivable, net of allowances of $121 and $128, respectively	5,208	3,660
Inventories, net	2,489	3,371
Prepaid expenses and other current assets	238	281
Total current assets	18,807	14,967
Property and equipment, net	1,657	2,365
Right-of-use assets	1,084	—
Goodwill	189	189
Other assets	178	134
Total assets	$21,915	$17,655

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,903	$3,156
Accrued liabilities	1,683	3,489
Deferred revenues, current	1,492	1,102
Note payable, current	2,333	2,333
Lease liabilities, current	421	—
Total current liabilities	7,832	10,080
Deferred revenues	1,789	1,495
Note payable	407	2,648
Lease liabilities	711	—
Warrant liabilities	4,307	585
Other non-current liabilities	72	119
Total liabilities	15,118	14,927
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 86,920 and 62,963 shares issued and outstanding at December 31, 2019 and 2018, respectively	87	63
Additional paid-in capital	189,938	173,903
Accumulated other comprehensive income (loss)	50	(92)
Accumulated deficit	(183,278)	(171,146)
Total stockholders' equity	6,797	2,728
Total liabilities and stockholders' equity	$21,915	$17,655

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years ended December 31,
	2019	2018
Revenue	$13,917	$11,332
Cost of revenue	7,153	7,023
Gross profit	6,764	4,309

Operating expenses:
Sales and marketing	11,398	13,827
Research and development	4,596	5,847
General and administrative	7,409	11,665
Total operating expenses	23,403	31,339

Loss from operations	(16,639)	(27,030)

Other income, net:
Interest expense	(384)	(600)
Finance cost associated with warrant issuance	(1,096)	—
Gain on warrant liabilities	6,376	1,063
Loss on modification of warrants	(257)	—
Other expense, net	(132)	(425)
Total other income, net	4,507	38

Net loss	(12,132)	(26,992)
Foreign currency translation adjustments	142	248
Comprehensive loss	$(11,990)	$(26,744)

Basic and diluted net loss per share applicable to common shareholders	$(0.17)	$(0.44)
Weighted average number of shares outstanding, basic and diluted	71,911	61,229

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	59,943	$60	$165,825	$(340)	$(144,154)	$21,391
Net loss	—	—	—	—	—	—	(26,992)	(26,992)
Issuance of common stock under:
ATM program, net of commission & issuance costs of $274	—	—	2,032	2	4,444	—	—	4,446
Equipois sales earn-out	—	—	18	—	28	—	—	28
Equity incentive plan	—	—	571	1	(61)	—	—	(60)
Matching contribution to 401(k) plan	—	—	221	—	508	—	—	508
In lieu of cash compensation	—	—	178	—	291	—	—	291
Stock-based compensation expense	—	—	—	—	2,868	—	—	2,868
Foreign currency translation adjustments	—	—	—	—	—	248	—	248
Balance at December 31, 2018	—	—	62,963	63	173,903	(92)	(171,146)	2,728
Net loss	—	—	—	—	—	—	(12,132)	(12,132)
Issuance of common stock under:
Equity financing, net	—	—	22,995	23	12,421	—	—	12,444
Equipois sales earn-out	—	—	18	—	22	—	—	22
Equity incentive plan	—	—	186	—	228	—	—	228
Matching contribution to 401(k) plan	—	—	141	—	191	—	—	191
In lieu of employee cash bonus	—	—	617	1	918	—	—	919
Stock-based compensation expense	—	—	—	—	2,255	—	—	2,255
Foreign currency translation adjustments	—	—	—	—	—	142	—	142
Balance at December 31, 2019	—	$—	86,920	$87	$189,938	$50	$(183,278)	$6,797

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Years ended December 31,
	2019	2018
Operating activities
Net loss	$(12,132)	$(26,992)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	690	1,515
Provision for excess and obsolete inventories	66	191
Changes in allowance for doubtful accounts	52	(50)
Loss on disposal of property and equipment	—	126
Amortization of debt discount and accretion of final payment fee	92	152
Change in fair value of contingent liabilities	(28)	(35)
Common stock contribution to 401(k) plan	142	212
Stock-based compensation expense	2,255	2,868
Finance cost attributable to issuance of warrants	1,096	—
Gain on revaluation of warrant liabilities	(6,376)	(1,063)
Loss on modification of warrants	257	—
Unrealized loss on foreign currency transactions	133	381
Changes in operating assets and liabilities
Accounts receivable	(1,599)	(850)
Inventories	893	(1,655)
Prepaid expense, operating lease right-of-use assets, and other assets, current and noncurrent	369	1,046
Accounts payable	(1,231)	752
Accrued and lease liabilities	(1,135)	559
Deferred revenues	684	678
Net cash used in operating activities	(15,772)	(22,165)
Investing activities
Acquisition of property and equipment	(60)	(131)
Net cash used in investing activities	(60)	(131)
Financing activities
Proceeds from issuance of common stock and warrants, net	21,188	4,446
Principal payments on notes payable	(2,377)	(2,174)
Proceeds from exercise of stock options	228	1
Net cash provided by financing activities	19,039	2,273
Effect of exchange rate changes on cash	10	(135)
Net (decrease) increase in cash	3,217	(20,158)
Cash at beginning of the period	7,655	27,813
Cash at end of the period	$10,872	$7,655

Supplemental disclosure of cash flow activities
Cash paid for interest	$309	$457
Cash paid for income taxes	$23	$18

Supplemental disclosure of non-cash activities
Initial recognition of operating right-of-use assets	$1,454	$—

Initial recognition of operating lease liabilities	$1,498	$—
Change in deferred rent associated with ASC 842	$44	$—
Transfer of inventory to (from) property and equipment	$(77)	$1,118
Share issuance for common stock contribution to 401(k) plan	$191	$508
Share issuance for employee bonuses	$919	$291
Share issuance for vesting of restricted stock	$63	$1
Equipois sales earn-out	$22	$28

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1. Organization

Description of Business

Ekso Bionics Holdings, Inc., or the Company, designs, develops and sells exoskeleton technology to augment human strength, endurance and mobility.

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

Liquidity and Going Concern

As of December 31, 2019, the Company had an accumulated deficit of $183,278.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the year ended December 31, 2019, the Company used $15,772 of cash in its operations.

Cash on hand at December 31, 2019 was $10,872, compared to $7,655 at December 31, 2018. As noted in Note 9, Long-Term Debt, borrowings under the Company's long-term debt agreement have a requirement of minimum cash on hand equivalent to three months of cash burn. As of December 31, 2019, the most recent determination of this restriction, $3,564 of cash must remain as restricted, with such amounts to be re-computed at each month end. After considering cash restrictions, effective unrestricted cash as of December 31, 2019 is estimated to be $7,308. Based on the current forecast, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

On September 16, 2019, the Company received a written notice (the “Deficiency Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days, the Company does not meet the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market. Under Nasdaq Listing Rules, the Company has 180 calendar days from the date of the notification, or until March 16, 2020, to regain compliance with Nasdaq Listing Rules. To regain compliance, the closing bid price of the Company’s common stock on the Nasdaq Capital Market must be at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of such 180-day compliance period. If the Company does not regain compliance by March 16, 2020, the Company may be eligible for a second 180-day compliance period, provided that, on such date, the Company meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing requirements for the Nasdaq Capital Market (other than the minimum closing bid price requirement) and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and to maintain the listing of its common stock on the Nasdaq Capital Market. The Company will monitor the closing bid price for its common stock between now and March 16, 2020.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, the Company believes it has sufficient resources to operate in compliance with its debt covenants until the end of the third quarter of 2020. While the Company will require significant additional financing, the Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments in its (i) clinical and sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) research, development and commercialization activities with respect to exoskeletons for rehabilitation, and (iii) development and commercialization of able-bodied exoskeletons for industrial use.

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

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States or U.S. GAAP. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Such reclassifications had no net effect on previously reported financial results. The Company’s investment in a variable interest entity (“VIE”) in which it exercises significant influence, but does not control and is not the primary beneficiary, is accounted for using the equity method. Refer to Note 4. Investment in Unconsolidated Affiliate for more information.

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

Foreign Currency

The assets and liabilities of foreign subsidiaries and equity investments, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entities' functional currencies, are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss.

Investment in Unconsolidated Affiliate

Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments accounted for under the equity method of accounting are recorded at cost within other assets on the consolidated balance sheets and subsequently increased or decreased by the Company’s proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income. Dividends or other equity distributions in excess of the Company’s cumulative equity in earnings of the investee are recorded as a reduction of the investment. Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill, if any. Refer to Note 4. Investment in Unconsolidated Affiliate for more information.

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

Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the consolidated balance sheets for the year ended December 31, 2019, is reflected in the table below net of tax:

Foreign Currency Translation
Balance at December 31, 2018	$(92)
Current period other comprehensive income	142
Balance at December 31, 2019	$50

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings. The Company did not have any cash equivalents or investments in money market funds as of December 31, 2019 and 2018.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains cash accounts in excess of federally insured limits. However, the Company believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.  The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe and Asia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectibility and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable during the years ended December 31, 2019 and 2018. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling contracts denominated in a foreign currency.

At December 31, 2019, the Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (11%), as compared with one customer at December 31, 2018 (19%).

The Company had one customer with sales of 10% or more of the Company’s total revenue for the year ended December 31, 2019 (15%) as compared with none at December 31, 2018. Refer to Note 17. Segment Disclosures for more information.

Inventories, net

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using the standard cost method, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress ("WIP"). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge within the consolidated statements of operations and comprehensive loss. The Company's estimate of write-downs for excess and obsolete inventory is based on a detailed analysis which includes on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

Inventories consisted of the following:

	December 31,
	2019	2018
Raw materials	$2,208	$1,689
Work in progress	29	331
Finished goods	252	1,351
Inventories, net	$2,489	$3,371

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from the Company’s use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment or intangible assets were impaired as of December 31, 2019 and 2018. No impairment loss has been recognized in the years ended December 31, 2019 and 2018.

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. The Company performs an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. The Company performs impairment tests using a fair value approach when necessary. None of the Company’s goodwill was impaired as of December 31, 2019 and 2018. No impairment loss has been recognized in the years ended December 31, 2019 and 2018.

Warrant Valuation

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that it may need to settle the warrants in cash.

Where there is a possibility that the Company may have to settle warrants in cash, it estimates the fair value of the issued warrants as a liability at each reporting date and record changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option-pricing model (the “Black-Scholes Model”) and the Binomial Lattice model (the “Lattice Model”). The Black-Scholes Model requires inputs, such as the expected volatility, expected term, exercise price, risk-free interest rate, and the value of the underlying security. The Lattice Model provides for assumptions regarding expected volatility, expected term, exercise price, risk-free interest rates, the value of the underlying security, and the probability of and likely timing of a specific event within the period to maturity. These values are subject to a significant degree of the Company’s judgment. The Company’s common stock price represents a significant input that affects the valuation of the warrants.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification or ASC, 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and rental of the EksoGT and the recently introduced EksoNR, associated software (SmartAssist and VariableAssist), the sale of the EksoUE, the sale of accessories, and the sale of support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR or EksoGT, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognizes revenue over the term of the agreement. Revenue from medical device leases is recognized over the lease term, typically over 12 months.

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale of the upper body exoskeleton (EksoVest) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility.

Government Grants

The Company accounts for nonreciprocal government grants by applying the contributions received guidance in ASC Topic 958-605 by analogy. To determine if a grant is non-reciprocal or reciprocal and whether the application of ASC 606 is required, the Company considers whether the transfer of resources is one in which commensurate value is exchanged. If commensurate value is not exchanged for the goods or services provided, the Company assesses whether the grant is conditional or unconditional.  Grants that contain both a barrier and right to return are considered conditional and revenue is deferred until such conditions are satisfied. In January 2019, the Company received a government grant from the Singapore Economic Development Board (“SEDB”) in the amount of approximately $1,500. The receipt of the funds is conditional upon certain operational milestones that must be met and maintained through December 31, 2021. Therefore, the Company has not recognized revenue related to the government grant from the SEBD nor received cash from the SEBD during the twelve months ended December 31, 2019. The Company does not expect to recognize revenue until December 31, 2021.

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

Advertising Costs

Advertising costs are recorded in sales and marketing expense as incurred. Advertising expense was $14 and $123 for the years ended December 31, 2019 and 2018, respectively.

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

Stock-based Compensation

The Company measures stock-based compensation expense for certain stock-based awards made to employees and directors based on the estimated fair value of the award on the date of grant using the Black-Scholes Model and recognizes the fair value on a straight-line basis over the requisite service periods of the awards.

The Company’s determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Company adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements on fair value measurements in Topic 820 by removing the requirement to disclose the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The standard expands the disclosure requirements for Level 3 fair value measurement, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendments in this update will be effective for the Company in the first quarter of 2020. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2018-03 to be material on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update was initially effective for the Company in the first quarter

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

of 2020. However, in August 2019, the FASB issued a proposed ASU, which defers the effective date for this guidance until the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Accounting Pronouncements Adopted in 2019

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

Upon adoption of this standard on January 1, 2019, the Company recorded right-of-use assets and corresponding lease liabilities of $1,454 and $1,498, respectively. As of December 31, 2019, the right-of-use assets and corresponding lease liabilities in the Company’s consolidated balance sheets were $1,084 and $1,132, respectively. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or cash flows, nor did it have a material impact on the financial covenants set forth in the Company’s long-term debt agreement. The Company has provided detailed disclosures as required by the new standard (refer to Note 10. Lease Obligations).

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

	Years ended December 31,
	2019	2018
Numerator:

Net loss	$(12,132)	$(26,992)
Adjustment for gain on fair value of warrant liability	$—	$—
Adjusted net loss used for dilution calculation	$(12,132)	$(26,992)

Denominator
Weighted-average number of shares outstanding	71,911	61,229
Effect of potential dilutive shares	—	—
Dilutive weighted-average number of shares outstanding	71,911	61,229

Net loss per share
Basic	$(0.17)	$(0.44)
Diluted	$(0.17)	$(0.44)

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years ended December 31,
	2019	2018
Options to purchase common stock	7,411	6,466
Restricted stock units	1,328	278
Warrants for common stock	17,670	3,396
Total common stock equivalents	26,409	10,140

4. Investment in Unconsolidated Affiliate

On January 30, 2019, the Company and its wholly-owned subsidiary, Ekso Bionics, Inc. (“Ekso US”), entered into an agreement with Zhejiang Youchuang Venture Capital Investment Co., Ltd (“ZYVC”) and another partner (collectively, the “JV Partners”), as amended by the Amendment to the Joint Venture Agreement, dated April 30, 2019 (as amended, the “JV Agreement”) to establish Exoskeleton Intelligent Robotics Co. Limited (the “Investee” or the “China JV”), a Chinese limited liability company designed to develop and serve the exoskeleton market in China and other Asian markets and to create a global exoskeleton manufacturing center in the Zhejiang Province of China.

Ekso US entered into a Technology License Agreement, dated October 22, 2019 (the “Technology License Agreement”) with the China JV pursuant to the terms of the JV Agreement. Pursuant to the Technology License Agreement, Ekso US granted to the China JV a nontransferable, non-sublicensable, irrevocable, and exclusive right and license in China, Hong Kong, Singapore, Malaysia and other countries to be mutually agreed upon by the parties to the JV Agreement, but excluding Japan, India and Australia (the “JV Territory”) to patented technologies and non-patented manufacturing technologies (collectively, the “IP”) involved in the manufacture of certain products, including EksoGT, EksoVest and EksoZeroG Arm units (collectively, the “JV Products”) and their improvements, to (i) manufacture, assemble, make and have made, use the JV Products in China and to sell such products in the JV Territory, (ii) provide marketing promotion, technical training and maintenance associated with such products and (iii) make investment in research and development projects undertaken by Ekso US. Under the Technology License Agreement, Ekso US will also provide marketing promotion, maintenance, training and technical support to the China JV in connection with the licensed activities, and the China JV will reimburse the reasonable costs and expenses of Ekso US for the training and technical support services so provided. In consideration for the improvements made by Ekso US to the JV Products, pursuant to the Technology License Agreement, following a specified royalty-free period, Ekso US will receive mid-single digit percentages of the net sales revenue of the JV Products sold by the China JV. The Technology License Agreement will be in effect until terminated for cause by Ekso US or until the earlier expiration or termination of the JV Agreement. Pursuant to the JV Agreement and the Technology License Agreement, the Company will receive a 20% ownership interest in the China JV. Under the Technology License Agreement, the Company will also be entitled to receive royalties on the China JV’s sales of the JV Products in the JV Territory. As of December 31, 2019, the Company had not transferred the patented technologies pursuant to the Technology License Agreement.

Since the licensed IP was developed internally by the Company, all previous expenditures to develop the technology were recognized as expense in the period incurred and there was no carrying value on the Company’s consolidated balance sheet. The Company expects that it will recognize a gain on the Technology License Agreement based on the fair value of the Company’s equity interest in the China JV once control of the intellectual property is transferred.

The China JV is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity. In addition to the Company’s exchange of license rights for the manufacturing technology, the China JV will be capitalized through cash investments of up to approximately $92,000 (or RMB 624,000) by the JV Partners over the initial ten-year term of the JV Agreement. The investment in the Investee is accounted for under the equity method of accounting because the Company has significant influence over the Investee through its ownership interest, technology license and manufacturing service agreements and representation on the board of directors. As of December 31, 2019, there was no impact to the Company’s consolidated balance sheet except for the direct transaction costs which have been capitalized and will be included as part of the investment balance when the intellectual property is transferred Direct costs of $36 are included in other assets in the Company’s consolidated balance sheets as of December 31, 2019. In addition to contributing the licensed IP, the Company’s obligations to the Investee include assisting the Investee to become proficient in using the intellectual property to manufacture products that meet regulatory standards, and providing supervision of appointed

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

directors. The primary risks that the Company is exposed to from its involvement with the VIE include operational risk, foreign currency exposure risk and foreign regulatory risk. As of December 31, 2019, the Company has no other implied or unfunded commitments related to the Investee and its maximum exposure to risk of loss will be limited to the carrying value of the investment.

Under the JV Agreement, the JV Partners are required, within 90 days of the formation of the China JV, to contribute RMB 62.4 million, with a further RMB 124.8 million capital contribution required from the JV Partners upon notice by the China JV based on the China JV’s then-current operating plan. The remaining RMB 436.8 million capital contribution of the JV Partners will be paid by them within the 10 years after the formation of the China JV as previously contemplated under the JV Agreement.

Equity Investments

Under the JV Agreement, ZYVC or its designees have agreed to invest an aggregate of $10,000 in equity investments in the Company, taking place in two tranches. On January 30, 2019, the Company executed a Share Purchase Agreement (the “JV SPA”) under which the Company sold 3,067 shares of its common stock for $5,000 at a purchase price of $1.63 per share. The Company recorded $8 in direct issuance costs as a reduction to the gross equity proceeds.

The remaining $5,000 investment by the China JV or ZYVC or its designees is contingent upon the China JV shipping the first batch of EksoGT, EksoVest and EksoZeroG Arm products to Ekso Bionics, its affiliates or a third party. The investment will be made through the purchase of shares of the Company's common stock at a per share price equal to the volume weighted average price of 20 trading days before the issue date, but not less than $1.30 nor more than $1.96.

5. Fair Value Measurement

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2019
Liabilities
Warrant liabilities	$4,307	$—	$—	$4,307
Contingent success fee liability	$6	$—	$—	$6

December 31, 2018
Liabilities
Warrant liability	$585	$—	$—	$585
Contingent success fee liability	$34	$—	$—	$34

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended December 31, 2019, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Success Fee Liability
Balance at December 31, 2018	$585	$34
Initial fair value of warrants issued in conjunction with May 2019 financing	7,334	0
Initial fair value of warrants issued in conjunction with December 2019 financing	2,507	0
Gain on revaluation of warrants issued in December 2019, May 2019 financing, and December 2015 financing	(6,376)	0
Loss on modification of 2015 Warrants	257	—
Gain on revaluation of contingent liabilities	—	(28)
Balance at December 31, 2019	$4,307	$6

See Note 13 in the notes to consolidated financial statements under the caption Capitalization and Equity Structure – Warrants for a description of the warrants accounted for as a liability, including the method and inputs used to estimate their fair value.

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

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts (Ekso Care), but also includes other offerings that the Company was paid in advance and will earn revenue when it transfers control of the product or service.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Deferred revenue consisted of the following:

	December 31, 2019	December 31, 2018
Deferred extended maintenance and support	$2,837	$2,114
Deferred royalties	290	300
Deferred device revenues	125	70
Customer deposits and advances	23	62
Deferred rental income	6	51
Total deferred revenues	3,281	2,597
Less current portion	(1,492)	(1,102)
Deferred revenues, non-current	$1,789	$1,495

Deferred revenue activity consisted of the following for the year ended December 31, 2019:

Beginning balance	$2,597
Deferral of revenue	2,621
Recognition of deferred revenue	(1,937)
Ending balance	$3,281

At December 31, 2019, the Company’s deferred revenue was $3,281. Excluding customer deposits, the Company expects to recognize approximately $1,303 of the deferred revenue during 2020, $906 in 2021, and $1,049 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $524 related to its contracts for rental units with its customers. These rental contracts are classified as operating leases, with typically 12-month lease terms.

As of December 31, 2019 and 2018, accounts receivable, net of allowance for doubtful accounts, were $5,208 and $3,660, respectively, and are included in current assets on the Company’s consolidated balance sheets.

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days.

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2019:

	EksoHealth	EksoWorks	Total
Device revenue	$9,064	$1,726	$10,790
Service, support and rentals	2,560	—	2,560
Parts and other	259	234	493
Collaborative arrangements	74	—	74
	$11,957	$1,960	$13,917

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2018:

	EksoHealth	EksoWorks	Total
Device revenue	$6,403	$2,360	$8,763
Service, support and rentals	2,100	—	2,100
Parts and other	323	118	441
Collaborative arrangements	28	—	28
	$8,854	$2,478	$11,332

7. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2019	2018
Company owned fleet	3-4	$3,385	$3,794
Computer software	3-5	851	818
Leasehold improvement	5-10	631	631
Furniture, office and leased equipment	3-7	554	555
Machinery and equipment	3-7	289	289
Tools, molds, dies and jigs	5	96	69
Computers and peripherals	3-5	77	77
		5,883	6,233
Accumulated depreciation and amortization		(4,226)	(3,868)
Property and equipment, net		$1,657	$2,365

Depreciation and amortization expense of property and equipment, net totaled $690 and $1,009 for the years ended December 31, 2019 and 2018, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2019	2018
Salaries, benefits and related expenses	$1,098	$2,446
Device warranty	285	255
Clinical trials	203	227
Financing lease liability	18	35
Severance	—	270
Other	79	256
Total	$1,683	$3,489

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the U.S., two years in Europe, the Middle East, Africa, and one or two years in Asia. A liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. Specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the consolidated statements of operations and comprehensive loss as a component of costs

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

of revenue. The current portion of the warranty liability is classified as a component of accrued liabilities, while the long-term portion of the warranty liability is classified as a component of other non-current liabilities in the consolidated balance sheets.

	Warranty
	2019	2018
Balance at beginning of the period	$319	$232
Additions for estimated future expense	416	374
Incurred costs	(385)	(287)
Balance at end of the period	$350	$319

Current portion	285	255
Long-term portion	65	64
Total	$350	$319

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $228 has accreted as of December 31, 2019, and is included as a component of note payable on the Company’s consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $8.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the consolidated statements of operations and comprehensive loss. The success fee is classified as a component of other non-current liabilities in the consolidated balance sheets. At December 31, 2019, the fair value of the contingent success fee liability was $6.

The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net income (loss) for the trailing six-month period plus (a) certain expenses and (b) the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $3,564 as of December 31, 2019, the most current determination date, with the amount subject to change on a month-to-month basis. At December 31, 2019, with cash on hand of $10,872, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 10.23% for the year ended December 31, 2019. The final payment fee, the initial fair value of the success fee and the debt issuance costs are being accreted/amortized to interest expense using the effective interest method over the life of the loan.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table presents scheduled principal payments of the Company's long-term debt and final payment fee as of December 31, 2019:

Period	Amount
2020	$2,333
2021	440
Total principal payments	2,773
Less final payment fee, discount and issuance cost	33
Long-term debt, net	$2,740

Current portion	2,333
Long-term portion	407
Long-term debt, net	$2,740

The following table sets forth interest expense information related to the long-term debt, including interest expense associated with the final payment and initial success fee, for the periods presented:

	Twelve months ended
	December 31, 2019	December 31, 2018
Contractual interest expense	$278	$441
Amortization of debt issuance costs	19	32
Accretion of final payment	49	82
Amortization of initial success fee	23	39
	$369	$594

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

Through April 2019, the Company had an unoccupied leased sales office in Freiburg, Germany, which had a lease term expiring in December 2020. During the year ended December 31, 2018, the Company recorded a $175 charge in sales and marketing expense in the consolidated statement of operations and comprehensive loss relating to remaining obligation of the lease. In April 2019, the Company entered an agreement with the lessor of the Freiburg office releasing the Company from future lease payments after April 30, 2019. As a result, the Company recorded a credit of $125 for the year ended December 31, 2019 to sales and marketing expenses in the consolidated statements of operations and comprehensive loss relating to the remaining obligation of the lease.

The Company’s future lease payments as of December 31, 2019 are as follows, which are presented as lease liabilities, current and lease liabilities on the Company’s consolidated balance sheets:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Period	Operating Leases
2020	$515
2021	531
2022	232
Thereafter	—
Total lease payments	1,278
Less: imputed interest	(146)
Present value of lease liabilities	$1,132

Lease liabilities, current	$421
Lease liabilities, noncurrent	711
Total lease liabilities	$1,132

Weighted-average remaining term (in years)	2.44
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $551 and $719, for the years ended December 31, 2019 and 2018, respectively.

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

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan or the 401(k) Plan in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. The Company has made matching contributions in the form of shares of the Company's common stock to the 401(k) Plan in an amount equal to 50% of employee contributions (up to the statutory limit), subsequent to year-end. The expense related to the contribution was $142 and $212 for the year ended December 31, 2019 and 2018, respectively.

12. Related Party Transactions

One of the Company’s directors, Dr. Ted Wang, is the founder, general partner and Chief Investment Officer of Puissance Capital Management LP, or Puissance Capital, which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of the Company’s largest stockholders. Prior to Dr. Wang’s appointment to the Board in connection with the Rights Offering in September 2017, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC, or Angel Pond, an entity solely owned and managed by Dr. Wang and affiliated with Puissance Capital. Angel Pond assists the Company with strategic positioning in the Asia Pacific region, including the introduction to potential strategic and capital partners and the development of strategic partnerships for the sale and manufacture of the Company’s products in that market. During the year ended December 31, 2017, the Company made aggregate payments of $2,195 to Angel Pond, representing consulting services for one year.  These fees were

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

recognized ratably to expense over the one-year period, resulting in $1,075 expense charged to general and administrative expense for the year ended December 31, 2018. During the year ended December 31, 2018, the Company made additional aggregate payments of $90 to Angel Pond and an additional $30 during the year ended December 31, 2019 in connection with consulting services provided by Angel Pond, which were expensed in the consolidated statement of operations and comprehensive loss.

In connection with the consulting agreement with Angel Pond, the Company is required to make a payment of $1,000 to Angel Pond when the China JV is consummated. This amount has not yet been recorded in the Company’s consolidated financial statements as the joint venture has not successfully completed registration in China and therefore has not achieved consummation.

During the year ended December 31, 2019, the Company sold EksoVest raw material inventory and tooling to the China JV for
$14.

13. Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at December 31, 2019 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. At December 31, 2019, 86,920 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

December 2019 Common Stock Offering

In December 2019, the Company entered into a securities purchase agreement, or the December 2019 Purchase Agreement, with certain purchasers. Pursuant to the December 2019 Purchase Agreement, the Company agreed to sell in a registered direct offering, or the December 2019 Offering, an aggregate of 11,111 shares of its common stock, and accompanying warrants, or the December 2019 Warrants, to purchase 8,333 shares of its common stock at a combined purchase price of $0.45 for each share and related warrant, for gross proceeds of $5,000. Each December 2019 Warrant has an exercise price of $0.5402 per share, subject to adjustment in certain circumstances, and will be exercisable commencing six months and one day from the date of issuance and will expire five years from the date the warrants become exercisable.

As compensation for services provided by the underwriters or placement agent for the December 2019 Offering, or Placement Agent, the Company paid a cash fee equal to 7.0% ($350) and a management fee equal to 1.0% of the aggregate gross proceeds raised in the registered direct offering ($50), and issued warrants to purchase shares of common stock, or the December 2019 Placement Agent Warrants, in an amount equal to 7.0% of the aggregate number of shares of common stock placed in the registered direct offering, or 778 shares in the aggregate, in substantially the same form as the December 2019 Warrants, except that the December 2019 Placement Agent Warrants will expire five years from the effective date of the December 2019 Offering and have an exercise price per share equal to $0.5625. In connection with the December 2019 Offering, the Company also incurred $95 in other expenses of the Placement Agent.

Of the $5,000 in proceeds, $2,507 was allocated to the December 2019 Warrants and December 2019 Placement Agent Warrants based on the fair value method, with the remaining proceeds of $2,493 allocated to the common stock shares. In connection with the December 2019 Offering, the Company incurred approximately $777 in direct financing costs, including fair value of $200 of December 2019 Placement Agent Warrants, which were allocated on the fair value basis between the common stock shares and the applicable warrants: $389 was allocated to the December 2019 Warrants and the December 2019 Placement Agent Warrants

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

and expensed immediately in other income, net in the accompanying consolidated statements of operations and comprehensive loss and $388 was allocated to the common stock shares and recorded as a reduction to additional paid in capital.

May 2019 Common Stock Offering

In May 2019, the Company entered into an underwriting agreement, or the May 2019 Underwriting Agreement, with Cantor Fitzgerald & Co. and SunTrust Robinson Humphrey, Inc., or the Underwriters, for the underwritten public offering of its common stock and warrants to purchase common stock, or the May 2019 Offering. Pursuant to the May 2019 Underwriting Agreement, on May 24, 2019, the Company sold 6,667 shares of its common stock, and accompanying warrants, or the May 2019 Warrants, to purchase 6,667 shares of its common stock at a combined price to the public of $1.50 per share of common stock and accompanying warrant, for total gross proceeds of $10,000. Each warrant had an initial exercise price of $2.00 per share, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. Of the $10,000 in proceeds, $7,334 was allocated to the warrants based on the fair value method, with the remaining proceeds of $2,666 allocated to the common stock shares.

In connection with the May 2019 financing, the Company incurred approximately $963 in direct financing costs which have been allocated on the fair value basis between the common stock shares and the warrants. Of the $963 in direct financing costs, $706 was allocated to the warrants and expensed immediately in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss and $257 was allocated to the common stock shares and recorded as a reduction to additional paid in capital.

The May 2019 Warrants contain a price protection feature, pursuant to which, in connection with the December 2019 Offering, the exercise price of the May 2019 Warrants was reduced to $0.38 per share.

Equity Investments

On January 30, 2019, the Company sold 3,067 shares of its common stock for $5,000 at a purchase price of $1.63 per share under the JV SPA, in connection with the JV Agreement. Refer to Note 4. Investment in Unconsolidated Affiliate - Equity Investments for additional information.

At-the-Market Offering

In August 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or ATM Agreement, with Cantor Fitzgerald & Co., or the Agent, under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent, by methods deemed to be an “at the market offering.” Shares having an aggregate offering price of up to $25,000 may be offered and sold under the prospectus and prospectus supplement filed with the SEC related to such offering, or the ATM Prospectus. For the year ended December 31, 2019, the Company sold 2,150 shares of common stock under the ATM Agreement at an average price of $1.35 per share, for aggregate proceeds of $2,776, net of commission and issuance costs, to the Company. From inception to December 31, 2019, the Company has sold 4,182 shares of its common stock under the ATM Agreement at an average price of $1.86 per share, for aggregate proceeds of $7,206, net of commission and issuance costs, to the Company. As of December 31, 2019, approximately $17,241 aggregate offering price of the Company's common stock remained available for issuance pursuant to the ATM Prospectus.

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

Warrants

Warrant share activity for the year ended December 31, 2019 was as follows:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Source	Exercise Price	Term (Years)	December 31, 2018	Issued	Expired	Exercised	December 31, 2019
December 2019 Warrants	$0.5402	5	—	8,333	—	—	8,333
December 2019 Placement Agent Warrants	$0.5625	5	—	778	—	—	778
May 2019 Warrants	$0.38	5	—	6,667	—	—	6,667
2017 Information Agent Warrants	$1.50	3	200	—	—	—	200
2015 Warrants	$2.75	5	1,604	—	—	—	1,604
2014 PPO and Merger warrants
Placement agent warrants	$7.00	5	426	—	(426)	—	—
PPO warrants	$14.00	5	1,078	—	(1,078)	—	—
Pre-2014 warrants	$9.66	9-10	88	—	—	—	88
			3,396	15,778	(1,504)	—	17,670

December 2019 Warrants

In December 2019, pursuant to the December 2019 Purchase Agreement the Company issued warrants to purchase 8,333 shares of common stock, or the December 2019 Offering, with an exercise price of $0.5402 per share, or the December 2019 Warrants. The December 2019 Warrants will be exercisable six months and one day from their issuance date, or from and after June 21, 2020, and will expire five years from the date they initially become exercisable, or on June 21, 2025.

In addition, the December 2019 Warrants contain a cashless exercise provision and could require cash payments in the event of a failure to timely deliver securities or in the event of insufficient authorized shares. The December 2019 Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the December 2019 Warrants, the Company or any successor entity will, at the option of a holder of a December 2019 Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s December 2019 Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s December 2019 Warrant within five trading days after the notice of exercise by the holder of the put option. Because of this put-option provision, the December 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	December 31, 2019	December 20, 2019
Current share price	$0.39	$0.39
Conversion price	$0.5402	$0.5402
Risk-free interest rate	1.73%	1.73%
Expected term (years)	5.47	5.50
Volatility of stock	95.7%	96.3%

December 2019 Placement Agent Warrants

In December 2019, in connection with the December 2019 Offering, the Company issued warrants to purchase 778 shares of the Company’s common stock to the placement agent for such offering, or the December 2019 Placement Agent Warrants. The December 2019 Placement Agent Warrants have substantially the same form as the December 2019 Warrants, except that they have an exercise price per share equal to $0.5625, subject to adjustment in certain circumstances, and will expire on December 18, 2025.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	December 31, 2019	December 20, 2019
Current share price	$0.39	$0.39
Conversion price	$0.5625	$0.5625
Risk-free interest rate	1.69%	1.69%
Expected term (years)	4.97	5.00
Volatility of stock	93.1%	92.7%

Management has assessed that the likelihood of a Change of Control occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to the May 2019 Underwriting Agreement and as part of the May 2019 Offering, the Company issued the May 2019 Warrants with an initial exercise price of $2.00 per share. The May 2019 Warrants will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the December 2019 Offering, the exercise price of the May 2019 Warrants was reduced to $0.38 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the December 2019 Offering, or $0.45 per share, (y) the lowest exercise price of the December 2019 Warrants, or $0.5402, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on December 19, 2019, rounded to the nearest share, or $0.38.

In addition, if the Company effects or enters into any issuance of common stock or options or convertible securities exercisable for or convertible into common stock at a price which varies or may vary with the market price of the shares of the Company's common stock, subject to certain exceptions, a May 2019 Warrant holder may, at the time of exercise of the holder’s warrant, elect to exercise the warrant at such variable price.

Further, the May 2019 Warrants contain a cashless exercise provision and could require cash payments in the event of a failure to timely deliver securities or in the event of insufficient authorized shares. As well, the May 2019 Warrants include a put option, whereby while the May 2019 Warrants are outstanding, if the Company enters into a Change of Control, as defined in the May 2019 Warrants, the Company or any successor entity will, at the option of a 2019 Warrant holder exercise within 90 days after the public disclosure of the Change of Control transaction, purchase such holder’s May 2019 Warrants by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such warrants on the later date of consummation of the Change of Control transaction or two trading days after the notice of such request. Because of this put option provision, the May 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the 2019 Warrants:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	December 31, 2019	May 24, 2019
Current share price	$0.39	$1.49
Conversion price	$0.38	$2.00
Risk-free interest rate	1.67%	2.12%
Expected term (years)	4.40	5.00
Volatility of stock	93.9%	98%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

2017 Information Agent Warrants

In September 2017, in connection with a rights offering in August 2017, the Company issued warrants to purchase 200 shares of the Company’s common stock with an exercise price of $1.50 per share to an information agent, or the 2017 Information Agent Warrants. The 2017 Information Agent Warrants became exercisable immediately upon issuance and will remain exercisable until September 13, 2020. These warrants were recorded in stockholders’ equity on the Company’s consolidated balance sheet.

2015 Warrants

In December 2015, the Company issued warrants to purchase 2,122 shares with an exercise price of $3.74 per share, or the 2015 Warrants. The 2015 Warrants contain a put-option provision. Under this provision, while the 2015 Warrants are outstanding, if the Company enters into a Fundamental Transaction, as defined in the 2015 Warrants, the Company or any successor entity shall, at the option of each warrant holder, exercisable at any time concurrently with or within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes Model value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, the 2015 Warrants are classified as a liability and are marked to market at each reporting date. Through December 31, 2018, 518 shares of the 2015 Warrants were exercised. During the year ended December 31, 2019, none of the 2015 Warrants were exercised.

On March 8, 2019, in connection with the Company entering into the JV Agreement, the Company entered into an amendment to the December 2019 Purchase Agreement under which the 2015 Warrants were issued with the holders of the 2015 Warrants, or the 2015 SPA Amendment, which retroactively removed a provision from such securities purchase agreement that prohibited the Company from effecting or entering into an agreement to effect any issuance by the Company of its common stock at a price determined based on the trading price of the Company’s common stock or otherwise at a future determined price. Pursuant to the 2015 SPA Amendment, the Company also entered into an amendment to the 2015 Warrants to reduce the exercise price of each such warrant from $3.74 per share to $2.75 per share, subject to further adjustments under certain circumstances pursuant to the existing terms of such warrant. In the year ended December 31, 2019, the Company recorded a $257 loss on the modification of these warrants.

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2015 Warrants as of the years ended:

	December 31, 2019	December 31, 2018
Current share price	$0.39	$1.24
Conversion price	$2.75	$3.74
Risk-free interest rate	1.59%	2.48%
Expected term (years)	0.99	1.99
Volatility of stock	98%	104%

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

Warrants to purchase preferred stock of Ekso Bionics Inc. outstanding prior to the Merger were converted into warrants to purchase 89 shares of common stock of the Company in connection with the Merger, or the Merger Warrants. As of December 31, 2019, there remained Merger Warrants to purchase 88 shares of the Company’s common stock outstanding, with the following terms: (1) the Merger Warrants expire on various dates from June 1, 2022 to August 30, 2023; (2) the Merger Warrants have an exercise price of $9.66 per share; and (3) at the option of the holder, the Merger Warrants may be exercised on a “cashless exercise” basis in which shares are retained to cover the exercise price based on the market value of the Company’s common stock on the date of exercise.

14. Stock-based Compensation

2014 Equity Incentive Plan

In 2014, prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Equity Incentive Plan, or the 2014 Plan, allowing for the issuance of 2,058 shares of common stock. The 2014 Plan has since been amended and restated with approval by the stockholders to increase the maximum number of shares issuable, as shown in the table below:

Original share pool	2,058
2015 increase	1,656
June 2017 increase	1,000
December 2017 increase (ratified in June 2018)	4,400
2019 increase	3,500
Total share authorized for grant as of December 31, 2019	12,614

As of December 31, 2019, the total shares authorized for grant under the 2014 Plan was 12,614, of which 1,798 were available for future grants.

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

Shares available for future grant under the 2014 Plan was as follows:

Shares Available For Grant
Available as of December 31, 2018	1,267
Granted	(4,344)
Forfeited	938
Expired	437
Share pool increase	3,500
Available as of December 31, 2019	1,798

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Stock Options

The Board of Directors may grant stock options under the 2014 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The maximum term of an incentive stock option granted to participants may not exceed ten years. Subject to the limitations discussed above, the Board of Directors determines the term and exercise or purchase price of other awards granted under the 2014 Plan. To date, no incentive stock options have been granted. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2014 Plan vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may grant options to purchase common stock to non-employees for advisory and consulting services. Upon exercise of a stock option, the Company issues new shares of common stock.

A summary of the stock option activity during the year ended December 31, 2019 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	6,466	$3.05
Granted	2,414	$0.85
Exercised	(186)	$1.23
Forfeited	(846)	$2.02
Expired	(437)	$3.94
Outstanding at end of year	7,411	$2.44	8.08	$—
Vested and expected to vest	7,411	$2.44	8.08	$—
Exercisable at year end	3,258	$3.86	6.31	$—

In 2019, the Company received $228 in cash from exercised stock options. The intrinsic value of the options exercised totaled $233 and $1, for the years ended December 31, 2019 and 2018, respectively.

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2019 and 2018 was $0.68 and $1.57, respectively. The total grant date fair value of stock option vested during the years ended December 31, 2019 and 2018 was $2,602 and $1,725, respectively.

As of December 31, 2019, total unrecognized compensation cost related to unvested stock options was $4,172. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.7 years.

The following table summarizes information about stock options outstanding as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.49 - $0.61	1,768	9.7	$0.61	64	$0.56
$1.13 - $1.79	1,970	8.67	$1.54	742	$1.59
$1.82 - $2.33	1,773	8.6	$1.97	829	$1.99
$2.68 - $15.33	1,900	5.46	$5.52	1,623	$5.99
	7,411	8.08	$2.44	3,258	$3.86

The Company recognizes compensation expense using the straight-line method over the requisite service period. The share fair value of each stock option was determined on the date of grant using the Black-Scholes Model under the following assumptions:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018
Dividend yield	—	—
Risk-free interest rate	1.67% - 2.45%	2.68% - 3.0%
Expected term (in years)	6.08	5.27-10
Volatility	100%-103%	88%-106%

Restricted Stock Units

The Company issues restricted stock units, or RSUs, to employees and non-employee service providers. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the year ended December 31, 2019 is summarized below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested as of January 1, 2019	278	$1.83
Granted	1,763	$0.94
Vested	(621)	$1.66
Forfeited	(92)	$1.93
Unvested as of December 31, 2019	1,328	$0.72

The total grant-date fair value of RSUs that vested in 2019 was $1,001. As of December 31, 2019, $895 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 3.60 years.

Additionally, during the year ended December 31, 2019, the Compensation Committee of the Board of Directors issued an aggregate 1,145 RSUs to the Company's executives and other officers, which are contingent on the later of the Company receiving the stockholder approval of an increase to the number of shares authorized to be issued under the 2014 Plan at the next stockholder meeting and the filing of a registration statement on Form S-8 with the SEC. If stockholder approval is not obtained at the next stockholder meeting, or if a registration statement on Form S-8 is not filed with the SEC and made effective by the date on which the 2014 Plan expires or on which the applicable executive or officer ceases to provide services to the Company, the executive RSUs applicable to such executive or officer shall be automatically cancelled and not granted.

Compensation Expense

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense related to stock options and RSUs granted to employees and non-employees was as follows:

	Years Ended December 31,
	2019	2018
Sales and marketing	$653	$611
Research and development	241	426
General and administrative	1,361	1,831
	$2,255	$2,868

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, or ESPP. Under the ESPP, the Company has 500 shares of common stock reserved for issuance, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2019, the Company had not initiated employee enrollment to the plan.

15. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Domestic	$(10,321)	$(24,787)
Foreign	(1,811)	(2,205)
Loss before income taxes	$(12,132)	$(26,992)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2019 and 2018 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through Germany and Singapore for which taxes were included in other expense, net for the years ended December 31, 2019 and 2018 and determined to be immaterial and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2019 and 2018 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

	Years Ended December 31,
	2019	2018
Federal tax at statutory rate	21.0%	21.0%
State tax, net of federal tax effect	—	—
R&D credit	1.0	1.3
Change in valuation allowance	(27.2)	(21.1)
Unrealized gain on warrant	8.7	0.8
Foreign exchange	0.9	1.0
Other	(4.4)	(3.0)
Total tax expense (benefit)	—%	—%

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred tax assets:
Depreciation and other	$263	$248
Net operating loss carryforwards	40,683	36,970
Research and development tax credits	1,817	1,769
Accruals and reserves	289	480
Deferred revenue	220	221
Stock compensation expense	2,197	1,888
Lease assets	224	—
Other	45	55

Deferred tax liabilities:
Lease liabilities	(214)	—
Prepaid expenses	(43)	(49)
Less: Valuation allowance	(45,481)	(41,582)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $3,899 and $5,608 in the years ended December 31, 2019 and December 31, 2018, respectively.

For tax years beginning after December 31, 2018, the Global Intangible Low-taxed Income ("GILTI") took effect. Due to the aggregated losses of the foreign subsidiaries, there was no GILTI inclusion for the years ended December 31, 2019 and December 31, 2018.

As of December 31, 2019 the Company had federal net operating loss carryforwards of $155,352. The federal net operating loss carryforwards of $120,792 generated before January 1, 2018 will begin to expire in 2027, and $34,560 will carryforward indefinitely but are subject to the 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of $1,943 that will expire beginning in 2031, if not utilized.

As of December 31, 2019, the Company had state net operating loss carryforwards of $99,966, which will begin to expire in 2028. The Company also had state research and development tax credit carryforwards of $608, which have no expiration.

As of December 31, 2019, the Company had foreign net operating loss carryforwards of $8,785. The foreign net operating loss carryforwards do not expire.

As of December 31, 2018, $1,749 of federal and $689 of state net operating loss was attributed to stock-based compensation deductions in excess of book expense. Upon adoption of ASU 2016-09-Compensation-Stock Compensation, the benefit of the tax deduction related to these options did not affect retained earnings due to the Company applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

Balance as of December 31, 2018	628
Increase of unrecognized tax benefits taken in prior years	(46)
Increase of unrecognized tax benefits related to current year	55
Balance as of December 31, 2019	$637

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2019. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, Germany, and Singapore. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2019 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2015 to 2019 tax years will remain open for examination by the German tax authority for four years from the end of the year in which the applicable return was filed. The Company’s 2018 to 2019 tax years will remain open for examination by the Singapore tax authority for four years from the date of the applicable assessment.

16. Commitments and Contingencies

Commitments

Material Contracts

The Company has two license agreements with the Regents of the University of California to maintain exclusive rights to patents. The Company is required to pay 1% of net sales of licensed medical devices sold to entities other than the U.S. government. In addition, the Company is required to pay 21% of consideration collected from any sub-licensee for the grant of the sub-license.

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

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $709 as of December 31, 2019, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Other Contractual Obligations

The following table summarizes the Company's outstanding contractual obligations, including interest payments, as of December 31, 2019 and the effect those obligations are expected to have on its liquidity and cash flows in future periods:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years
Term loan	$2,878	$2,437	$441	$—
Facility operating lease	1,278	515	763	—
Capital lease	22	22	—	—
Total	$4,178	$2,974	$1,204	$—

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

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Year ended December 31, 2019
Revenue	$11,957	$1,960	$13,917
Cost of revenue	5,404	1,749	7,153
Gross profit	$6,553	$211	$6,764

Year ended December 31, 2018
Revenue	$8,854	$2,478	$11,332
Cost of revenue	4,968	2,055	7,023
Gross profit	$3,886	$423	$4,309

Revenues from one customer of the Company’s EksoHealth segment represents approximately $2,138 of the Company’s consolidated revenues.

Geographic revenue information based on location of customer is as follows:

	Years Ended December 31
	2019	2018
United States	$9,071	$7,028
All Other	4,846	4,304
	$13,917	$11,332

18. Subsequent Events

After receiving questions from the Committee on Foreign Investment in the United States (“CFIUS”), in December 2019, the Company and the China JV submitted a joint voluntary notice to CFIUS to review the China joint venture transaction. In February 2020, CFIUS imposed interim measures that temporarily suspend the Company’s contributions to the China JV and other integration activities pending completion of its investigation. The Company continues to engage with CFIUS to address its concerns, and

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

expects the CFIUS review and investigation, as well as its assessment of whether its concerns can be mitigated, to end by April 13, 2020.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment and makes assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act, Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our management believes that based on this criteria, as of December 31, 2019, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by OUM LLP or OUM, an independent registered public accounting firm, as stated in their attestation report, which appears under Item 8 of this Annual Report on Form 10-K. OUM has issued an attestation report on our internal control over financial reporting, which report is included in OUM’s report on our consolidated financial statements, which appear under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting:

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Shareholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of December 31, 2019.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2019.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Shareholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2019.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2019.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2020 Annual Meeting of Shareholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2019.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to the Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits. The exhibits filed with this Annual Report are set forth in the Exhibit Index.

Exhibit Index

Exhibit Number	Description

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

4.3	Form of Warrant to purchase shares of the Registrant’s common stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

4.4	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 11, 2019)

4.5	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2017)

4.6	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

4.7	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

4.8	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 30, 2019)

4.9*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on April 30, 2019)

10.3	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5†	Form of Employee Restricted Stock Unit Award under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.6†	2017 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement on Schedule 14 filed on April 28, 2017)

10.7†	Jack Glenn Offer Letter dated July 24, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 13, 2018)

10.8†	Jack Glenn Employment Agreement effective August 13, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 13, 2018)

10.9†	Steven Sherman Offer Letter dated October 30, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2018)

10.10†	Jack Peurach Employment Agreement dated August 7, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.11†* **	Jason Jones Offer Letter dated September 19, 2018

10.12†	William Shaw Offer Letter dated April 2, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2019)

10.13
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

10.15**
Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.16**
Medical License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.26 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.17**
Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.27 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.18†	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.19†	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.20
Securities Purchase Agreement dated December 23, 2015, between Ekso Bionics Holdings, Inc. and each purchaser thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.21	Form of Amendment to Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2016)

10.22	Form of Amendment to Purchase Agreement (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2019)

10.23	Form of Waiver of Subsequent Equity Sale Prohibition (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2018)

10.24
Purchase Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2017)

10.25
Registration Rights Agreement, dated as of July 19, 2017, by and between Ekso Bionics Holdings, Inc. and Puissance Cross-Border Opportunities II LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2017)

10.26	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

10.27
Lease, dated November 29, 2011, between FPOC, LLC and Berkeley Bionics, Inc dba Ekso Bionics (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.28*	First Amendment to Lease Agreement, dated March 28, 2012, between FPOC LLC and Berkeley Bionics, Inc. DBA Ekso Bionics, Inc.

10.29
Second Amendment to Lease Agreement dated November 5, 2016, between FPOC, LLC and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.30
Loan and Security Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.31
Success Fee Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.32
First Amendment to Loan and Security Agreement, dated as August 3, 2017, by and among EKSO Bionics Holdings, Inc., EKSO Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.33
Agreement for Consulting Services between Ekso Bionics Holdings, Inc and Angel Pond Capital, LLC, dated July 2017 (incorporated by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018)

10.34**
Equity Joint Venture Contract, dated January 30, 2019, by and among Ekso Bionics Holdings, Inc., Ekso Bionics, Inc., a wholly-owned subsidiary of Ekso Bionics Holdings, Inc., Zhejiang Youchuang Venture Capital Investment Co., Ltd. and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership (incorporated by reference to Exhibit 10.1 on the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.35**
Amendment to the Joint Venture Contract of Exoskeleton Intelligent Robotics Co. Limited, dated April 30, 2019, by and among Ekso Bionics Holdings, Inc., Ekso Bionics, Inc., a wholly-owned subsidiary of Ekso Bionics Holdings, Inc., Zhejiang Youchuang Venture Capital Investment Co., Ltd. and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership (incorporated by reference to Exhibit 10.2 on the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019).

10.36
Share Purchase Agreement, dated January 30, 2019, between Ekso Bionics Holdings, Inc., Ekso Bionics, Inc., a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. and the parties listed thereto. (incorporated by reference to Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019)

10.37* **
Technology License Agreement, dated October 22, 2019, between Ekso Bionics Holdings, Inc., Ekso Bionics, Inc., a wholly-owned subsidiary of Ekso Bionics Holdings, Inc. and Eksoskeleton Intelligent Robotics Co. Limited

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 §*	Interactive Data Files of Financial Statements and Notes.
101.ins §*	Instant Document
101.sch §*	XBRL Taxonomy Schema Document
101.cal §*	XBRL Taxonomy Calculation Linkbase Document
101.def §*	XBRL Taxonomy Definition Linkbase Document
101.lab §*	XBRL Taxonomy Label Linkbase Document
101.pre §*	XBRL Taxonomy Presentation Linkbase Document
*    Filed herewith

**	Confidential Treatment portions of this exhibit have been omitted as permitted by applicable regulations.
†    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ Jack Peurach
February 27, 2020		President and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Jack Peurach and John F. Glenn, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jack Peurach	President and Chief Executive Officer	February 27, 2020
Jack Peurach	(Principal Executive Officer)

/S/ John F. Glenn	Chief Financial Officer	February 27, 2020
John F. Glenn	(Principal Accounting and Financial Officer)

/S/ Steven Sherman	Chairman of the Board	February 27, 2020
Steven Sherman

/S/ Marilyn Hamilton	Director	February 27, 2020
Marilyn Hamilton

/S/ Charles Li	Director	February 27, 2020
Charles Li

/S/ Thomas A. Schreck	Director	February 27, 2020
Thomas A. Schreck

/S/ Stanley Stern	Director	February 27, 2020
Stanley Stern

/S/ Ted Wang	Director	February 27, 2020
Ted Wang