Form 10-K/A
period 2019-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2020-04-28
CIK 1549084

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

As of April 23, 2020 the registrant had 5,843,442 outstanding shares of common stock. This outstanding share total reflects the 1-for-15 reverse stock split that was consummated by the registrant March 24, 2020.

Ekso Bionics Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 27, 2020 (the "Original Filing").
This Amendment is being filed solely for the purposes of providing the information required in Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 because a definitive proxy statement containing such information will not be filed within 120 days after the end of such fiscal year. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Filing is being amended and restated solely to include as exhibits new certifications pursuant to Rule 13a-14(a) under the Exchange Act by the Company’s principal executive officer and principal financial officer.
Unless otherwise noted herein, including in Item 12 of this Amendment, this Amendment does not reflect events occurring after the date of the Original Filing, including a 1-for-15 reverse-stock split effected by the Company on March 24, 2020, and does not modify or update disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the Securities and Exchange Commission (“SEC”).
As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment makes no other changes to the Original Filing.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Background of Directors and Executive Officers
Set forth below are the name and age as of April 23, 2020 of each of our current directors and executive officers, the positions held by each director and executive officer with us, his or her principal occupation and business experience during the last five years, and the year of the commencement of his or her term as a director or executive officer. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision by our Board of Directors to nominate him or her for election as a director and the names of other publicly held companies of which he or she serves or has served as a director in the previous five years.
Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are appointed by our Board of Directors and serve at its pleasure. There is no family relationship between any of our directors, director nominees or executive officers. Except as otherwise disclosed below, no director was selected as a director or nominee pursuant to any arrangement or understanding.

Name	Age	Position
Directors
Steven Sherman	74	Director and Executive Chairman
Jack Peurach	54	Director, President and Chief Executive Officer
Ted Wang	53	Director
Marilyn Hamilton	71	Director
Charles Li, Ph.D.	35	Director
Stanley Stern	63	Director
Thomas A. Schreck	62	Director
Executive Officers (who are not also directors)
John F. Glenn	58	Chief Financial Officer and Secretary
Jason C. Jones	48	Vice President of Product Development
William Shaw	46	Chief Commercial Officer
Directors

Steven Sherman is the Executive Chairman of our Board of Directors. Mr. Sherman has served as our Executive Chairman since October 30, 2018. Mr. Sherman has served on our Board of Directors, as the Chairman of our Board of Directors, since January 2014 and served on the board of directors of Ekso Bionics, Inc., our wholly owned subsidiary, from December 2013 until January 2014. Mr. Sherman is the Chairman of Nex Capital LLC, a private equity firm based In Beverly Hills, California. Mr. Sherman is the Chairman of Imetric, an IOT platform for consumer and enterprise. Since 1988, Mr. Sherman has been a member of Sherman Capital Group, a merchant banking organization with a portfolio of private and public investments. In addition to being our Executive Chairman, Mr. Sherman is the former Chairman of Purple Wave Inc, an online auction platform. Mr. Sherman is a founder of Novatel Wireless, Inc., Vodavi Communications Systems Inc. and Main Street and Main Inc. Previously, Mr. Sherman has served as a director of Telit; Chairman of Airlink Communications, Inc. until its sale to Sierra Wireless, Inc.; Chairman of Executone Information Systems; and as a director of Inter-Tel (Delaware) Incorporated. Our Board of Directors has concluded that Mr. Sherman is well-qualified to serve on our Board of Directors and has the requisite qualifications, skills and perspectives based on, among other factors, his extensive business experience and his financial and investment expertise, as well as his service as a director of a number of technology-related companies.
Jack Peurach is our President and Chief Executive Officer and a member of our Board of Directors. Mr. Peurach was appointed as our President and Chief Executive Officer on March 9, 2018. Prior to his appointment as our President and Chief Executive Officer, Mr. Peurach served as a director, the Chairman of the Compensation Committee of our Board of Directors and as a member of the Nominating and Governance Committee and the Audit Committee of our Board of Directors. Mr. Peurach served on the board of directors of Ekso Bionics, Inc., which merged with our wholly-owned subsidiary in January 2014 and continued as the surviving entity in the merger, from July 2011 until the merger, and has served on our Board of Directors since the merger. From 2011 to March 2017, Mr. Peurach served as the Executive Vice President, Products for SunPower Corp (Nasdaq: SPWR), where he was responsible for all aspects of SunPower’s PV modules and residential, commercial and utility PV systems. Prior to this role, from 2009 to 2011, Mr. Peurach served as Executive Vice President, Research and Development for SunPower, where he led the research and development efforts of the PV Cells, Modules and Systems. From 2008 to 2009, Mr. Peurach was the Vice President of the Advanced Product Development Group, and from 2007 to 2008, Mr. Peurach was the Senior Director of Product Development at SunPower. Prior to SunPower’s acquisition of PowerLight in 2007, Mr. Peurach served as PowerLight’s Vice President of Product Development. Earlier in his career, Mr. Peurach was a strategy consultant for Mercer Management Consulting and director of engineering at Berkeley Process Control, Inc. Mr. Peurach also serves as a director of MyCore Health, Inc. Mr. Peurach holds a Bachelor of Science degree in Mechanical Engineering from Michigan State University, a Master of Science degree in Mechanical Engineering from the University of California, Berkeley, and a Master of Business Administration, Finance and Entrepreneurship from the Wharton School, University of Pennsylvania. Our Board of Directors has concluded that Mr. Peurach is well-qualified to serve as President and Chief Executive Officer and on our Board of Directors because of his extensive experience in leadership and management roles at various companies, and because of his in-depth knowledge of the Company.
Ted Wang, Ph.D. is a member of Board of Directors. He has served on our Board of Directors since September 2017. Dr. Wang has served as the Chief Investment Officer of Puissance Capital Management LP (“Puissance Capital”), of which he was a founder, since January 2015. Prior to that, Dr. Wang was a Partner of Goldman, Sachs & Co. (“Goldman”), which he joined in 1996 and with which he served in many leadership positions, mostly recently as Co-Head of U.S. Equities Trading and Global Co-Head of One Delta Trading and a member of the Goldman Sachs Risk Committee. Prior to joining Goldman, Dr. Wang co-founded Xeotron Corp., a company specializing in DNA biochips in Texas. Dr. Wang is currently a director at the following public companies: Bellerophon Therapeutics, Inc., ViewRay, Inc., and Fiduciary Trust Company International. Dr. Wang holds a Ph.D. in Physics from the University of Minnesota, an M.B.A. from the University of Texas, Austin, and a B.S. from Fudan University, China. Our Board of Directors has concluded that Dr. Wang is well-qualified to serve on our Board of Directors and has the requisite qualifications, skills and perspectives based on, among other factors, his extensive business and corporate governance experience and his financial and investment expertise.
Marilyn Hamilton is a member of our Board of Directors and serves on the Compensation Committee of our Board of Directors. She has served on our Board of Directors since January 2011. In 2009, Ms. Hamilton founded StimDesigns LLC, a neurotechnology company that develops devices and distributes Galileo neuromuscular stimulation devices for rehabilitation/fitness and has served as CEO from 2009 to present. In 2007, Ms. Hamilton launched Envision, a professional speaking and medical business consulting company, and has served as its CEO from 2007 to present. Prior to this role, Ms. Hamilton co-founded Motion Designs Inc. in 1979, a manufacturing and marketing company that pioneered innovative custom, ultra-lightweight Quickie wheelchairs that revolutionized the industry. She served in various executive roles in sales, marketing and product development at Motion Designs Inc. until it was sold ultimately to Sunrise Medical Inc., where Ms. Hamilton served as Global VP. In 1990, Ms. Hamilton founded Winners on Wheels, a coed-scouting program for children in wheelchairs. In 2003, she co-founded Discovery through Design and served as Chairwoman, raising awareness and funds for spinal cord injury research and women’s health. For nine years, from 1994 to 2002, she served as a founding board member and currently serves as emeritus board member of The California Endowment. For four years, from 2010 to 2014, she has served as an advisory board member of the National Center for Medical Rehabilitation Research at the National Institute of Health. Since 1993, Ms. Hamilton has been a member of The Committee of 200 business women whose mission is to foster, celebrate and advance women’s leadership in private and public companies. Ms. Hamilton holds a Bachelor of Science in Education and Secondary Teaching Credential from California Polytechnic State University, San Luis Obispo. Our Board of Directors has concluded that Ms. Hamilton is well-qualified to serve on our Board of Directors and has the requisite qualifications, skills and perspectives based on, among other factors, her 40 years of leadership expertise in business, the medical rehab industry, and her dedication to, and organizational and governance experience gained from, not-for-profit service.
Charles Li, Ph.D. is a member of our Board of Directors and serves on the Audit Committee and the Nominating and Corporate Governance Committee of our Board of Directors. He has served on our Board of Directors since March 2018. Dr. Li has been a senior analyst at Puissance Capital since 2015 and has been involved in many of Puissance Capital’s investments. Prior to joining Puissance Capital, Dr. Li worked as a Research Assistant at Harvard University from 2011 to 2015. Dr. Li also worked as an analyst at Fosun Capital in 2009 and at Harvest Fund in 2010. Dr. Li received his Ph.D. from the John A. Paulson School of Engineering and Applied Sciences from Harvard University, and a B.S. and B.A. from Xi’an Jiaotong University in Xi’an, China. Our Board of Directors has concluded that Dr. Li’s extensive experience with technology related companies and his financial and business experience qualify him to serve as a director.
Stanley Stern is a member of our Board of Directors and serves as the Chair of the Audit Committee of our Board of Directors. He has served on our Board of Directors since December 2014. He currently is Managing Partner of Alnitak Capital, which he founded in 2013 to provide Board level strategic advisory services, primarily in technology related industries. Before founding Alnitak, Mr. Stern was a Managing Director at Oppenheimer & Co. from 1982 to 2000 and from 2004 to 2013, where, among other positions, he led the firm’s investment banking department and technology investment banking groups. Mr. Stern also held roles at Salomon Brothers, STI Ventures and C.E. Unterberg. Mr. Stern is currently the Chairman of the Board of Audiocodes Inc., a leader in VOIP infrastructure equipment, a Board member of Ormat Technologies, a global leader in geothermal energy and a Board member of Tigo Energy, a solar energy equipment supplier. Previously, Mr. Stern was chairman of the board of directors of Sodastream, the global leader of at home beverage makers, a member of the board of directors of Foamix Pharmaceuticals Ltd., a member of the board of directors of Given Imaging, a member of the board of directors of Fundtech Inc., and chairman of the board of directors of Tucows, Inc. Mr. Stern holds a Bachelor of Arts in Economics and Accounting from City University of New York, Queens College, and a Master of Business Administration from Harvard University. Our Board of Directors has concluded that Mr. Stern is well-qualified to serve on our Board of Directors because of his extensive business and finance experience, particularly in technology related industries, and his service as a director of a number of public companies.
Thomas A. Schreck is a member of our Board of Directors and serves as a member of the Audit Committee of our Board of Directors and as the Chair of each of the Compensation Committee and Nominating and Governance Committee of our Board of Directors. Mr. Schreck has served as a member of our Board of Directors since October 30, 2018. Since June 2010, he has served as the co-founder, Vice Chairman and Chief Executive Officer of Sinusys Corp., a medical device company. From July 2005 to June 2010, Mr. Schreck served as the co-founder, Chairman of the Board and Chief Executive Officer of AcelRx Pharmaceuticals, Inc., a specialty pharmaceutical company listed on the Nasdaq Stock Market. Prior to July 2005, he served as a founding President, and then Chief Financial Officer and a director of DURECT Corporation, a specialty pharmaceutical company he co-founded in June 1998. Prior to 1998, Mr. Schreck held various investment banking positions in the San Francisco Bay Area and London, including with Montgomery Securities and Manufacturers Hanover Limited. Mr. Schreck holds a B.A. in American Studies from Williams College.
Executive Officers (Who are not also Directors)
John F. Glenn is our Chief Financial Officer and Secretary, and he has served in that position since August 13, 2018. Mr. Glenn brings 25 years of financial leadership experience in public and private companies in the life sciences industry. Prior to joining us, Mr. Glenn was a consultant to biotechnology and medical device companies. From 2016 to 2017, Mr. Glenn served as the Chief Financial Officer of Sonendo Inc., a privately held, venture-backed company developing technology for dental root canal therapy. In that role, Mr. Glenn worked on strategic initiatives, including corporate development and financing. From 2015 to 2016, Mr. Glenn served as the Chief Financial Officer of Armetheon, Inc., a privately held biopharmaceutical company. From January 2008 to January 2014, Mr. Glenn served as the Chief Financial Officer of Solta Medical, Inc., where he assisted in the strategic acquisition by Valeant Pharmaceuticals International, Inc. of this then-Nasdaq-listed company that designed, developed, manufactured and marketed energy-based medical device systems for aesthetic applications. Mr. Glenn holds a Bachelor of Science degree in Business Administration from the University of Nevada and from the University of Santa Clara, a Master of Business Administration.
Jason C. Jones is our Vice President of Product Development. Mr. Jones brings over 20 years of experience in product development, operations, and finance in a wide range of industries. Since October 2018, Mr. Jones has led our Engineering and Product Management groups with an emphasis on extending our market leading position in both medical and industrial markets. Prior to joining us, from 2010 to 2018, Mr. Jones served as Founder and Principal at Berkeley Renewables LLC, a contract product development consulting firm focused on novel monitoring and control systems primarily for the solar industry. In 2007, Mr. Jones co-founded, operated, and ultimately sold Tilt Solar LLC, a startup that developed technology and equipment for the solar industry.

As a result of the Tilt Solar sale, Mr. Jones served as Product Line Manager for Utilities at SunPower Corporation until 2010. From 2004 to 2013, Mr. Jones also spent a total of five years working as an Equity Research Analyst in the technology sector at multiple investment banks, including Bank of America and Citadel Securities. In his early career, Mr. Jones worked as a Systems Engineer in industrial automation and robotics. Mr. Jones holds a Bachelor of Science degree in Mechanical Engineering from the University of California, Berkeley, a Master of Science degree in Mechanical Engineering from the University of California, Berkeley, and a Master of Business Administration, with an emphasis on finance and entrepreneurship, from the Haas School of Business at the University of California, Berkeley.
William Shaw is our Chief Commercial Officer, and he has served in that position since May 6, 2019. Mr. Shaw brings more than 15 years of medical device sales and leadership experience to the Company. From July 2014 until joining the Company, Mr. Shaw worked in different roles at Zimmer Biomet Robotics (formerly, Medtech Surgical Inc.), a manufacturer of musculoskeletal products, serving most recently as the Commercial Vice President of Americas for the ROSA® Robotics Platform and Zimmer Biomet mymobility™. In that role, Mr. Shaw’s responsibilities included managing new strategic business units and building new corporate training organization for business units. From February 2014 to July 2014, Mr. Shaw was a regional sales director for Salesforce.com, a cloud-based software-as-a-service company, where he managed the Central Region Small Business Team.
Involvement in Legal Proceedings
No director or associate of a director is involved in any material proceeding as a party adverse to the Company or with a material interest adverse to the Company.
Family Relationships
There are no family relationships among the Company’s directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC.
SEC regulations require us to identify in this Proxy Statement anyone who filed a required report late during the most recent fiscal year. To our knowledge, based solely on our review of the copies of such reports received by us or written representations from certain reporting persons that no Form 5s were required for such persons, we believe that during 2019 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with on a timely basis, except that the following directors or officers did not file the number of Form 3 or Form 4 reports indicated in respect of each of them on a timely basis: Jack Peurach (one late filing, reporting a total of one transaction), John Glenn (one late filing, reporting a total of one transaction) and Jason Jones (one late filing, reporting a total of one transaction).
Code of Ethics
The Company has adopted a Code of Ethics which is applicable to all directors, officers and employees of the Company. The Professional Conduct and Ethics Policy is available on our website at https://ir.eksobionics.com/governance-docs. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.
Board Committees
Our Board of Directors has established three standing committees - Audit, Compensation, and Nominating and Governance. Each Committee operates under a charter that has been approved by our Board of Directors. Current copies of the charters of the Audit, Compensation and Nominating and Governance Committees are posted in the Corporate Governance section of our website at https://ir.eksobionics.com/governance-docs.
Audit Committee
The Audit Committee’s responsibilities include:

·	appointing, evaluating, retaining, approving the compensation of, and assessing the independence of our independent auditor;
·	overseeing the work of our independent auditor, including through the receipt and consideration of certain reports from the independent auditor;
·	reviewing and discussing with management and the independent auditors the our annual and quarterly financial statements and related disclosures;
·	monitoring our internal control over financial reporting, disclosure controls and procedures and the code of business conduct;
·	discussing our risk management policies;
·	establishing procedures for the receipt and retention of accounting related complaints and concerns;
·	developing and reviewing policies and procedures for reviewing and approving or ratifying related person transactions;
·	meeting independently with our internal audit staff, if any, independent auditors and management; and
·	preparing the Audit Committee Report required by Securities and Exchange Commission rules.
The members of the Audit Committee are Messrs. Stern (Chairman), Li and Schreck. Our Board of Directors has determined that all members of the Audit Committee are independent, as determined under Rule 10A-3 promulgated under the Exchange Act and as independence for audit committee members is defined by the Nasdaq Marketplace Rules. Our Board of Directors has determined that Mr. Stern is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee met four times during 2019.

Item 11.    EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years to our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Jack Peurach(3) President and Chief Executive Officer	2019	275,000	—	—	385,604	—	—	660,604
	2018	216,626(5)	—	5,286(6)	1,123,351	118,000(7)	—	1,463,263
John F. Glenn(8) Chief Financial Officer	2019	275,000	—	—	116,408	—	6,016(4)	397,424
	2018	94,840	25,000(9)	—	881,864	35,400(7)	—	1,037,104
Jason Jones(10) Vice President of Product Development	2019	220,000	—	—	92,157	—	—	312,157

(1)
The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of stock or stock options, as applicable, granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 14 to our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2018 and 2019.

(2)
Non-equity incentive plan compensation amounts for services performed in 2018 were paid in April 2019 for work performed in 2018. The amount of non-equity plan compensation earned by our named executive officers for services performed in 2019, if any, is not yet calculable. We expect such bonus amounts, if any, to be determined by our Board of Directors or the Compensation Committee of our Board of Directors by April 30, 2020.

(3)
Mr. Peurach was appointed as our President and Chief Executive Officer on March 9, 2018. Prior to that, Mr. Peurach served as one of our non-employee directors. After March 9, 2018, he ceased to receive compensation for service as a director or board committee member.

(4)	This amount represents employer matching contribution made under our 401(k) retirement plan, paid in the form of shares of our Common Stock.
(5)
This amount consists of $210,579 in cash compensation earned by Mr. Peurach for service as our President and Chief Executive Officer and $6,047 in cash compensation earned by Mr. Peurach for service as a director and board committee member (until March 9, 2018).

(6)
This amount consists of 2,953 immediately vested shares of common stock earned by Mr. Peurach for service as a director and board committee member. The shares were issued at a rate of $1.79 per share, the closing price of our common stock on The Nasdaq Capital Market on August 3, 2018.

(7)
Under our 2018 short-term incentive plan, Messrs. Peurach and Glenn received awards of $100,000 and $30,000, respectively, with such awards paid in the form of common stock at a rate of $2.00 per share, as selected by the Compensation Committee of our Board of Directors, such that Messrs. Peurach and Glenn received 50,000 and 15,000 shares of our common stock, respectively. Reported value of the awards is calculated based on a price of $2.36 per share, the closing price of our common stock on the date of approval by the Compensation Committee of our Board of Directors.

(8)	Mr. Glenn was appointed as our Chief Financial Officer effective as of August 13, 2018.
(9)	This amount reflects a signing bonus paid to Mr. Glenn pursuant to his offer letter dated August 1, 2018.
(10)	Mr. Jones was appointed as our Vice-President of Product Development effective as of October 15, 2018.
Outstanding Equity Awards at December 31, 2019
The following table sets forth certain information concerning unexercised stock options held by our named executive officers as of December 31, 2019.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Jack Peurach	21,768	—		—	3.22	1/18/2022
Jack Peurach	7,142	—		—	7.00	1/15/2024
Jack Peurach	9,285	—		—	5.70	5/24/2026
Jack Peurach	25,000	—		—	2.27	7/5/2027
Jack Peurach	328,125	421,875	(1)	—	1.82	8/6/2028
Jack Peurach	16,575	778,438	(2)	—	0.61	11/6/2029
John F. Glenn	133,330	266,670	(3)	—	2.68	8/31/2028
John F. Glenn	5,000	235,000	(2)	—	0.61	11/6/2029
Jason Jones	58,333	141,667	(4)	—	2.05	11/1/2028
Jason Jones	3,958	186,042	(2)	—	0.61	11/6/2029

(1)	Option became exercisable as to 25% of the total number of shares on March 9, 2019, and thereafter as to 1/36th of the remaining shares in equal monthly installments for 36 months.
(2)
Option became exercisable as to 1/48th of the total number of shares on December 6, 2019, and will continue to vest as to 1/48th of the number of shares in equal monthly installments on the same day of each month thereafter.

(3)
Option became exercisable as to 25% of the total number of shares on August 31, 2019, and will continue to vest as to 1/48th of the number of shares in equal monthly installments for 36 months on the same day of each month thereafter.

(4)
Option became exercisable as to 25% of the total number of shares on October 15, 2019, and will continue to vest as to 1/48th of the number of shares in equal monthly installments for 36 months on the same day of each month thereafter.

Employment Agreements; Change in Control and Post-Termination Severance Benefits
Jack Peurach, our President and Chief Executive Officer
Pursuant to Mr. Peurach’s employment agreement, his annual base salary is $275,000 and is subject to increase as determined by our Board of Directors. Mr. Peurach is eligible to receive an annual bonus with a target bonus amount of 75% of his annual base salary, all or a portion of which may, at the discretion of our Board of Directors, be based on the achievement of certain operational, financial or other milestones established by our Board of Directors.

Mr. Peurach is entitled to receive perquisites and other fringe benefits that may be provided to, and will be eligible to participate in any other bonus or incentive program established by us, for our executives. Mr. Peurach and his dependents will also be entitled to participate in any of our employee benefit plans subject to the same terms and conditions applicable to other employees. Mr. Peurach will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred by him for the purpose of conducting the Company’s business, in accordance with Company policy.
In the event that Mr. Peurach is terminated by us without cause, Mr. Peurach will receive continued payment of his base salary for nine months as severance. We will also pay Mr. Peurach’s COBRA premiums equivalent to the employer contribution cost of his continued participation in our group health, dental, and vision insurance plan ("COBRA Benefits") for the duration of the nine-month severance period based on the service year in which he was terminated.
If there is a change of control during Mr. Peurach’s employment, and if he is terminated without cause within twelve months following that change of control, we will provide Mr. Peurach with (a) continued payment of base salary for nine months; (b) the target bonus amount prorated for the nine-month severance period; (c) continuation of or reimbursement for COBRA Benefits; and (d) acceleration of all unvested equity.
John F. Glenn, our Chief Financial Officer
Pursuant to Mr. Glenn’s employment agreement, his annual base salary is $275,000 and is subject to increase as determined by our Board of Directors. In addition, Mr. Glenn is eligible to receive an annual bonus with a target bonus amount of 40% of his annual base salary, all or a portion of which may, at the discretion of our Board of Directors, be based on the achievement of certain operational, financial or other milestones established by our Board of Directors.
Mr. Glenn is also entitled to receive perquisites and other fringe benefits that may be provided to, and will be eligible to participate in any other bonus or incentive program established by us, for our executives. Mr. Glenn and his dependents will also be entitled to participate in any of our employee benefit plans subject to the same terms and conditions applicable to other employees. Mr. Glenn is entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred by him for the purpose of conducting the Company’s business, in accordance with Company policy.
In the event that Mr. Glenn is terminated by us without cause, Mr. Glenn will receive continued payment of his base salary for nine months as severance. We will also pay Mr. Glenn’s COBRA premiums equivalent to the employer contribution cost of his continued participation in COBRA Benefits for the duration of the applicable severance period based on the service year in which he was terminated.
If there is a change of control during Mr. Glenn’s employment, and if he is terminated without cause within one-year following that change of control, we will provide Mr. Glenn with (a) continued payment of base salary for nine months; (b) the target bonus amount prorated for the nine month severance period; (c) continuation of or reimbursement for coverage under COBRA Benefits; and (d) acceleration of all unvested equity.
Jason Jones, our VP of Product Development
Pursuant to Mr. Jones’s employment agreement, his annual base salary is $220,000, subject to increase as determined by our Board of Directors. In addition, Mr. Jones is eligible to receive an annual bonus with a target bonus amount of 35% of his annual base salary, all or a portion of which may, at the discretion of our Board of Directors, be based on the achievement of certain operational, financial or other milestones established by our Board of Directors.
Mr. Jones is also entitled to receive perquisites and other fringe benefits that may be provided to, and will be eligible to participate in any other bonus or incentive program established by us, for our executives. Mr. Jones and his dependents will also be entitled to participate in any of our employee benefit plans subject to the same terms and conditions applicable to other employees. Mr. Jones is entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred by him for the purpose of conducting the Company’s business, in accordance with Company policy.
2018 Short-Term Incentive Plan
Our 2018 short-term incentive plan was designed to provide cash bonus awards to our executive officers, and is based on the achievement of goals related to corporate performance in 2018.
The amount of the cash bonus that any executive officer was eligible to receive was based on a predetermined target percent of base salary. For each of Messrs. Peurach and Glenn, the annual cash incentive award target level was 75% and 40%, respectively, of his annual base salary for 2018.
Payment of cash bonuses under the 2018 short-term incentive plan was based upon achievement of at least 80% of corporate goals related to revenues, product costs and operations, cash consumption, strategic initiatives and financing activity. In determining whether the corporate goals were achieved, the Compensation Committee of our Board of Directors could consider any factors and achievements it considered appropriate, and had discretionary authority to make adjustments, including the ability to make additional awards based on company-wide or an individual executive officers’ performance and to increase or decrease the level of awards that our executive officers received in conjunction with their performance against the targets and also based upon our cash resources.
Following completion of the fiscal year ending December 31, 2018, the Compensation Committee of our Board of Directors evaluated our performance and that of each participating executive officer against the 2018 corporate goals and determined that 57.4% of the corporate goals had been achieved overall, such that we had not reached the minimum threshold of 80% overall achievement of the 2018 corporate goals. However, in light of 2018 being a transformational year for our executive team (with each executive officer only serving in such capacity for part of the year) and the desire to competitively compensate our executive officers and promote performance, the Compensation Committee of our Board of Directors approved bonuses for Messrs. Peurach and Glenn of $100,000 and $30,000, respectively, or 48% and 27% of their respective target payouts. In addition, the Compensation Committee of our Board of Directors determined that such awards would be paid in the form of common stock at a rate of $2.00 per share, such that Messrs. Peurach and Glenn were awarded 50,000 and 15,000 shares of common stock, respectively, in lieu of cash payments.
2019 Short-Term Incentive Plan
Our 2019 short-term incentive plan was designed to provide cash bonus awards to our executive officers, and is based on the achievement of goals related to corporate performance in 2019.
The amount of the cash bonus that any executive officer is eligible to receive is based on a predetermined target percent of base salary. For Messrs. Peurach, Glenn and Jones, the annual cash incentive award target level was 75%, 40% and 35%, respectively, of his annual base salary for 2019.

Payment of cash bonuses under the 2019 short-term incentive plan was based upon achievement of at least 60% of corporate goals related to revenues, product costs and operations, cash consumption, strategic initiatives and financing activity. In determining whether corporate goals are achieved, the Compensation Committee of our Board of Directors may consider any factors and achievements it deems appropriate, and has discretionary authority to make adjustments, including the ability to make additional awards based on company-wide or an individual executive officers’ performance and to increase or decrease the level of awards that our executive officers receive in conjunction with their performance against the targets and also based upon our cash resources. Based on its evaluation of company-wide performance for 2019, the Compensation Committee of our Board of Directors recommended that no short-term incentive awards be awarded for 2019, and the committee's recommendation was adopted by the full Board of Directors.
Tax Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers but previously contained an exception for certain performance-based compensation. The Tax Cuts and Jobs Act, signed into law in December 2017, eliminates the performance-based compensation exception to the Section 162(m) deduction limit and such exception will no longer apply to awards granted under our stock plan and annual incentive plan for the 2018 tax year and later, unless it qualifies for transitional relief available to certain arrangements in place as of November 2, 2017. While our Compensation Committee is mindful of the benefits to us of the deduction permitted under Section 162(m) and takes the relevant deduction limit into account when structuring and approving awards under our annual incentive plan and our equity incentive plan, the Compensation Committee believes that it should not be strictly constrained by the requirements of Section 162(m) where those requirements would impair our flexibility to compensate our executive officers in a manner that best promotes our objectives of attracting and retaining executive talent. Accordingly, our Compensation Committee may approve compensation that is not fully deductible.
Rule 10b5-1 Sales Plans
None of our directors or executive officers have adopted written plans, known as Rule 10b5-1 plans, in which they would provide instructions to a broker to sell shares of our common stock upon grant of stock options to them or the vesting of RSUs previously granted to them in order to satisfy the withholding tax obligations arising from such event. Under such Rule 10b5-1 plans, a broker executes trades on a best execution basis, without further direction from such directors and executive officers. If adopted, the director or executive officer would be permitted to amend or terminate the 10b5-1 plan only under specified circumstances.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS
Ownership of Common Stock
The following table sets forth the number of outstanding shares of our common stock beneficially owned by (1) each of our current directors, (2) each of our named executive officers that are not directors, (3) all of our directors and executive officers as a group, and (4) all persons known by us to beneficially own more than 5% of our outstanding voting shares. We have determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. In accordance with SEC rules, shares of our common stock that may be acquired upon exercise of stock options or warrants that are currently exercisable, or which become exercisable within 60 days after April 23, 2020 (the “Determination Date”), are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of the Determination Date. As the Determination Date occurred after the Company’s 1-for-15 reverse stock split that was effected on March 24, 2020, all beneficial ownership information in this Item 12 reflects the Company's 1-for-15 reverse stock split.
Amount and Nature of Beneficial Ownership

Name of Beneficial Owner of Common Stock	Shares Beneficially Owned		Percent of Class(1)
Directors
Marilyn Hamilton	18,678	(2)	*
Charles Li, Ph.D.	14,086	(3)	*
Jack Peurach	45,278	(4)	*
Thomas A. Schreck	12,707	(5)	*
Steven Sherman	58,351	(6)	*
Stanley Stern	17,119	(7)	*
Ted Wang, Ph.D.	789,301	(8)	13.5%
Named Executive Officers (other than those who are also directors)
John F. Glenn	14,871	(9)	*
Jason Jones	7,609	(10)	*
All current directors, nominees and executive officers as a group (10 persons)	989,487	(11)	14.0%
5% Stockholders
Puissance Cross-Border Opportunities II LLC(12)(13)(14)	774,400		13.3%
Combest Development (Hong Kong) Ltd(15)(16)	594,594		10.2
Armistice Capital, LLC(17)(18)(19)	290,438		5.0%

*	Represents less than 1% of shares of common stock.
(1)
Applicable percentage ownership is based on 5,843,442 shares of common stock outstanding as of April 23, 2020, which has been adjusted to reflect the 1-for-15 reverse stock split the Company effected as of March 24, 2020.

(2)	Consists of (i) options to purchase 15,291 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, (ii) 3,387 shares of common stock.
(3)	Consists of (i) options to purchase 12,326 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, and (ii) 1,760 shares of common stock.
(4)	Consists of (i) options to purchase 40,070 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, and (ii) 5,208 shares of common stock.
(5)	Consists of (i) options to purchase 10,392 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, and (ii) 2,315 shares of common stock.
(6)	Consists of (i) options to purchase 29,962 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date, and (ii) 28,389 shares of common stock.
(7)	Consists of options to purchase (i) 15,267 shares of common stock currently exercisable or exercisable within 60 days after the Determination Date and (ii) 1,852 shares of common stock.
(8)
Consists of (i) 12,326 shares of common stock currently exercisable or exercisable within 60 days after the Determinate Date, (ii) 2,575 shares of directly held common stock and (iii) 774,400 shares held by Puissance Cross-Border. Puissance Capital Fund (GP) LLC (“Puissance GP”) serves as the general partner of Puissance Cross-Border. Puissance Capital serves as the investment manager of Puissance Cross-Border. Puissance Capital Management (GP) LLC serves as the general partner to Puissance Capital. Dr. Wang serves as the managing member of both Puissance GP and Puissance Capital. Dr. Wang disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. See also note 14.

(9)	Consists of options to purchase (i) 14,557 shares of common stock currently exercisable or exercisable within 60 days of the Determination Date and (ii) 314 shares of common stock.
(10)	Consists of options to purchase (i) 7,404 shares of common stock currently exercisable or exercisable within 60 days of the Determination Date and (ii) 205 shares of common stock.
(11)	Consists of (i) options to purchase 169,082 shares of common stock currently exercisable or exercisable within 60 days of the Determination Date, and (ii) 820,405 shares of common stock.
(12)	Consists of 776,975 shares of common stock (774,400 of which are held by Puissance Cross-Border and counted here as held indirectly by Dr. Wang).
(13)	The mailing address for Puissance Cross-Border is 950 Third Avenue, 25th Floor, New York, NY 10022.
(14)
Based on information furnished by Puissance Cross-Border to the Company, Puissance Cross-Border owns 774,400 shares of common stock. Puissance Capital is the investment advisor to Puissance Cross-Border, and its General Partner, Dr. Ted Wang, may be deemed to have voting and/or dispositive power with respect to the shares held by Puissance Cross-Border. See also note 8.

(15)	The mailing address for Combest Development (Hong Hong) Ltd is Room 2210, CC Wu Building 302, Hennessy Road, Wan Chai, Hong Kong, K3 999077.
(16)	Based on information filed with the SEC by Combest Development (Hong Kong) Ltd.
(17)
Armistice Capital, LLC, Amistice Capital Master Fund Ltd. and Steven Boyd share voting and dispositive power over these shares. Steven Boyd disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(18)	The mailing address for Armistice Capital, LLC is 501 Madison Avenue, 7th Floor, New York, NY 10022
(19)	Based on information filed with the SEC by Armistice Capital, LLC, Armistice Capital Master Fund, Ltd. and Steven Boyd.
Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,747,701	$17.40	272,881
Equity compensation plans not approved by security holders	—	$—	—
Total	1,747,701	$17.40	272,881

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Person Transactions
It is the Company’s policy that each executive officer, director and nominee for election as director delivers to the Company annually a questionnaire that includes, among other things, a request for information relating to any transactions in which both the executive officer, director or nominee, or their family members, and the Company participates, and in which the executive officer, director or nominee, or such family member, has a material interest. Our Board of Directors reviews all such transactions reported to it by an executive officer, director or nominee in response to the questionnaire, or that are brought to its attention by management or otherwise. After review, the disinterested directors approve, ratify or disapprove such transactions. Management also updates our Board of Directors as to any material changes to proposed transactions as they occur. This policy is not in writing but is followed consistently by our Board of Directors.
Transactions with Related Persons
SEC rules require us to disclose any transaction since the beginning of our last fiscal year in which any related person has or will have a direct or indirect material interest and in which the amount involved exceeds $120,000. A related person is any executive officer, director, nominee for director, or holder of more than 5% of our common stock (which we refer to as a “5% stockholder”), or an immediate family member of any of those persons. Except as described below, during 2019, we were not a party to any transaction where the amount involved exceeded $120,000 and in which an executive officer, director, director nominee or 5% stockholder (or their immediate family members) had a material direct or indirect interest.
Transactions with Puissance Capital Management and Affiliates
Dr. Wang, one of our directors, is the founder, general partner and Chief Investment Officer of Puissance Capital, which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of our largest stockholders. Prior to Dr. Wang’s appointment to our Board of Directors, the Company entered into a consulting agreement with Angel Pond Capital, LLC ("Angel Pond"), an entity solely owned and managed by Dr. Wang and affiliated with Puissance Capital, in July 2017.
The Angel Pond consulting agreement had an initial term of one year. It was allowed to continue after its initial term and currently remains in effect. The consulting agreement may be terminated by either us or Angel Pond at any time upon five days’ notice. Under the Angel Pond consulting agreement, Angel Pond assists us with business development activities related to the sale of our products in the Asia Pacific region. Specifically, Angel Pond advises us with respect to (a) strategic positioning in the Asia Pacific region, (b) strategic partnerships with respect to sales and the commercial aspects of our business in the Asia Pacific region, and (c) strategic partnerships with suppliers and manufacturers. We have agreed to pay Angel Pond a fixed consulting fee of $3,150,000 for the services provided under the consulting agreement. Of this amount, $2,150,000 was paid to Angel Pond in 2017 and $1,000,000 is due upon consummation of the joint venture with Zhejiang Youchuang Venture Capital Investment Co., Ltd. and Shaoxing City Keqiao District Paradise Silicon Intelligent Robot Industrial Investment Partnership (Limited Partnership), which was announced by us on January 30, 2019 (the “China JV”), and which we expect to pay in the future upon registering the China JV in China. Under the Angel Pond consulting agreement, we also paid Angel Pond $45,000 in 2017 as reimbursement for expenses incurred in the performance of its services. In recognition of the services performed by Angel Pond, we paid Angel Pond aggregate payments of $90,000 for the year ended December 31, 2018 and an additional $30,000 for the year ended December 31, 2019 in connection with consulting services provided by Angel Pond, which was in addition to the originally agreed-upon fixed fee arrangement in the Angel Pond consulting agreement.
Board Determination of Independence
Our Board of Directors has determined that all of its members, except Mr. Peurach, our President and Chief Executive Officer, Mr. Sherman, our Executive Chairman, and Dr. Wang, whose affiliate we have engaged as a consultant, are independent directors under the applicable standards of the SEC and the Nasdaq Marketplace Rules.
In making its independence determinations regarding Dr. Li, our Board of Directors considered Dr. Li’s service as a Senior Analyst at Puissance Capital, which is controlled by Dr. Wang, and that Puissance Capital is an affiliate of Angel Pond, which we have engaged as a consultant to assist with strategic positioning in the Asia Pacific region and which is also controlled by Dr. Wang. As described in more detail under the heading “Transactions with Puissance Capital Management and Affiliates” immediately above, we made certain payments to Angel Pond in 2018 and 2019 and expect to make additional payments to Angel Pond in the future. However, Dr. Li is not employed by nor actively engaged in the management of Angel Pond, nor does he have any equity ownership interest in Angel Pond. Our Board of Directors is also not aware of any other factors that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment by Dr. Li in carrying out his responsibilities as a director. Accordingly, our Board of Directors concluded that Dr. Li is independent.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees and Services
The following table sets forth the aggregate fees billed by OUM for the following services during 2019 and 2018:

	Year Ended December 31,
Description of Service	2019	2018
Audit Fees(1)	$261,784	$375,961
Audit-Related Fees(2)	65,628	50,386
Tax Fees(3)	28,155	34,330
All Other Fees	—	—
Total Fees	$355,567	$460,677
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

Audit Fees
Audit fees are fees related to professional services rendered in connection with the audit of our annual financial statements included in our annual report on Form 10-K, the reviews of the interim financial statements included in each of our quarterly reports on Form 10-Q, the reviews of financial statements included in any registration statements we file with the SEC and other professional services provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements.
Audit-Related Fees
Audit-related fees are fees for assurance and related services that are reasonably related to performance of the audit and review of financial statements, and which are not reported under “Audit Fees.”
Tax Fees
Tax fees are fees for professional services for tax compliance, tax advice and tax planning services.
All the foregoing accountant services and fees were pre-approved by our Audit Committee in accordance with the policies and procedures described under “Policy for Approval of Services” below.
Policy for Approval of Services
The charter of the Audit Committee provides that the Audit Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for the Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2019 and 2018 were approved by the Audit Committee in accordance with the procedures described below.
The Audit Committee reviews and approves all audit and non-audit services proposed to be provided by OUM or other firms, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.
There were no audit or non-audit services provided to the Company for the fiscal years ended December 31, 2019 and 2018 that were not approved by the Audit Committee.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to the Original Filing:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to the Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits. The exhibits filed with this Form 10-K/A are set forth in the Exhibit Index.

Exhibit Index

Exhibit Number	Description

1.1
Controlled Equity OfferingSM Sales Agreement, dated August 21, 2018 between Ekso Bionics Holdings,Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2018)

2.1
Agreement and Plan of Merger and Reorganization, dated as of January 15, 2014, by and among the Registrant, Acquisition Sub and Ekso Bionics, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

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

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included in signature page)

31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 §*	Interactive Data Files of Financial Statements and Notes.
101.ins §*	Instant Document
101.sch §*	XBRL Taxonomy Schema Document
101.cal §*	XBRL Taxonomy Calculation Linkbase Document
101.def §*	XBRL Taxonomy Definition Linkbase Document
101.lab §*	XBRL Taxonomy Label Linkbase Document
101.pre §*	XBRL Taxonomy Presentation Linkbase Document
*    Previously filed with the Annual Report on Form 10-K originally filed on February 27, 2020.
**    Confidential Treatment portions of this exhibit have been omitted as permitted by applicable regulations.

***	Filed herewith
†    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ Jack Peurach
April 27, 2020		President and Chief Executive Officer (Principal Executive Officer)