Form 10-Q
period 2020-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2020-04-30
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
________________________________
(Former name, former address, and former fiscal year, if changed since last report)
____________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: Title of each class Trading Name of each exchange on which registered:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EKSO	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of April 27, 2020 was 5,843,442.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2020	December 31, 2019
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$8,516	$10,872
Accounts receivable, net of allowances of $53 and $121, respectively	2,658	5,208
Inventories, net	2,483	2,489
Prepaid expenses and other current assets	405	238
Total current assets	14,062	18,807
Property and equipment, net	1,530	1,657
Right-of-use assets	981	1,084
Goodwill	189	189
Other assets	182	178
Total assets	$16,944	$21,915
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,999	$1,903
Accrued liabilities	1,716	1,683
Deferred revenues, current	1,231	1,492
Note payable, current	2,170	2,333
Lease liabilities, current	434	421
Total current liabilities	7,550	7,832
Deferred revenues	1,738	1,789
Lease liabilities	595	711
Warrant liabilities	1,788	4,307
Other non-current liabilities	45	479
Total liabilities	11,716	15,118
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 5,843 and 5,795 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	190,811	190,019
Accumulated other comprehensive income	223	50
Accumulated deficit	(185,812)	(183,278)
Total stockholders’ equity	5,228	6,797
Total liabilities and stockholders’ equity	$16,944	$21,915

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	March 31, 2020	March 31, 2019
Revenue	$1,468	$3,616
Cost of revenue	831	2,017
Gross profit	637	1,599

Operating expenses:
Sales and marketing	2,520	2,809
Research and development	711	1,384
General and administrative	2,187	2,318
Total operating expenses	5,418	6,511

Loss from operations	(4,781)	(4,912)

Other income (expense), net:
Interest expense	(52)	(121)
Gain (loss) on revaluation of warrant liabilities	2,519	(1,122)
Loss on modification of warrant	—	(257)
Other expense, net	(220)	(139)
Total other income (expense), net	2,247	(1,639)

Net loss	$(2,534)	$(6,551)
Other comprehensive income	173	148
Comprehensive loss	$(2,361)	$(6,403)

Basic and diluted net loss per share applicable to common shareholders	$(0.44)	$(1.51)
Weighted average number of shares outstanding, basic and diluted	5,803	4,338

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,795	$6	$190,019	$50	$(183,278)	$6,797
Net loss	—	—	—	—	—	—	(2,534)	(2,534)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	26	—	155	—	—	155
In lieu of cash compensation	—	—	9	—	50	—	—	50
Shares issued as a result of rounding due to reverse-stock split	—	—	13	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	587	—	—	587
Foreign currency translation adjustments	—	—	—	—	—	173	—	173
Balance at March 31, 2020	—	$—	5,843	$6	$190,811	$223	$(185,812)	$5,228

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	4,198	$4	$173,962	$(92)	$(171,146)	$2,728
Net loss	—	—	—	—	—	—	(6,551)	(6,551)
Issuance of common stock under:
Equity financing, net	—	—	291	—	7,305	—	—	7,305
Equipois sales earn-out	—	—	1	—	22	—	—	22
Equity incentive plan	—	—	3	—	55	—	—	55
Matching contribution to 401(k) plan	—	—	9	—	191	—	—	191
Stock-based compensation expense	—	—	—	—	636	—	—	636
Foreign currency translation adjustments	—	—	—	—	—	148	—	148
Balance at March 31, 2019	—	$—	4,502	$4	$182,171	$56	$(177,697)	$4,534

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(2,534)	$(6,551)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	164	247
Provision for excess and obsolete inventories	23	19
Changes in allowance for doubtful accounts	—	55
(Gain) loss on revaluation of warrant liabilities	(2,519)	1,122
Stock-based compensation expense	587	636
Amortization of debt discount and accretion of final payment fee	13	29
Common stock contribution to 401(k) plan	77	55
Loss on modification of warrants	—	257
Unrealized loss on foreign currency transactions	219	152
Changes in operating assets and liabilities:
Accounts receivable	2,550	(188)
Inventories	(55)	(154)
Prepaid expenses, operating lease right-of-use assets, and other assets current and noncurrent	(68)	(142)
Accounts payable	96	(660)
Accrued and lease liabilities	37	(167)
Deferred revenues	(312)	113
Net cash used in operating activities	(1,722)	(5,177)
Investing activities:
Acquisition of property and equipment	—	(7)
Net cash used in investing activities	—	(7)
Financing activities:
Proceeds from issuance of common stock and warrants, net	—	7,305
Principal payments on note payable	(589)	(591)
Proceeds from exercise of stock options	—	55
Net cash (used in) provided by financing activities	(589)	6,769
Effect of exchange rate changes on cash	(45)	(4)
Net increase (decrease) in cash	(2,356)	1,581
Cash at beginning of period	10,872	7,655
Cash at end of period	$8,516	$9,236

Supplemental disclosure of cash flow activities
Cash paid for interest	$32	$96
Cash paid for income taxes	3	—

Supplemental disclosure of non-cash activities
Initial recognition of operating lease right-of-use assets	$—	$1,454
Initial recognition of operating lease liabilities	—	1,498

Transfer of inventory to property and equipment	38	206
Share issuance for common stock contribution to 401(k) plan	155	191
Share issuance in lieu of cash compensation	50	—
Equipois sales earn-out	—	22

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

All common stock share and per share amounts have been adjusted to reflect the one-for-fifteen reverse stock split effected on March 24, 2020. See Note 11, Capitalization and Equity Structure – Reverse Stock Split.

Liquidity and Going Concern

As of March 31, 2020, the Company had an accumulated deficit of $185,812.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the three months ended March 31, 2020, the Company used $1,722 of cash in its operations.

Cash on hand as of March 31, 2020 was $8,516, compared to $10,872 as of December 31, 2019. As noted in Note 9, Note payable, net, borrowings under the Company’s term loan agreement have a requirement of minimum cash on hand equivalent to three months of cash burn. As of March 31, 2020, the most recent determination date of this restriction, $3,565 of cash must remain as restricted, with such amounts to be re-computed at each month end period. After considering cash restrictions, effective unrestricted cash as of March 31, 2020 is estimated to be $4,951. Subsequent to March 31, 2020, the Company entered into an amendment to its term loan agreement, which reduces the minimum liquidity covenant to the current outstanding principal balance. Refer to Note 17. Subsequent events. Based on the current forecast, the Company’s cash on hand will not be sufficient to satisfy the Company’s operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

As previously disclosed, on September 16, 2019, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days, the Company does not meet the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market. On March 24, 2020, the Company effected a 1-for-15 reverse stock split of the Company's common stock in order to raise the per share trading price of its common stock above $1.00 and regain compliance with Nasdaq’s listing requirements. On April 7, 2020, the Company regained compliance with the minimum bid price requirement required by the Nasdaq listing rules.

Based upon the Company’s current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, the Company believes that it has sufficient resources to operate in compliance with its debt covenants until the end of the fourth quarter of 2020. While the Company will require significant additional financing, the Company’s actual capital requirements may vary significantly and will depend on many factors. The Company plans to continue its investments in its (i) sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) research, development and commercialization activities with respect to exoskeletons for rehabilitation, and (iii) development and commercialization of able-bodied exoskeletons for industrial use.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 27, 2020.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2019, which included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern in the report of the Company’s independent registered public accounting firm, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.

The Company’s planned investment in a variable interest entity (“VIE”) in which it exercises significant influence, but does not control and is not the primary beneficiary, is accounted for using the equity method. Refer to Note 7, Investment in Unconsolidated Affiliate for more information.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Foreign Currency

The assets and liabilities of foreign subsidiaries and equity investments, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entities' functional currencies, are recorded in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Investment in Unconsolidated Affiliate

Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments accounted for under the equity method of accounting are recorded at cost within other assets on the condensed consolidated balance sheets and subsequently increased or decreased by the Company’s proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income. Dividends or other equity distributions in excess of the Company’s cumulative equity in earnings of the investee are recorded as a reduction of the investment. Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill, if any. Refer to Note 7, Investment in Unconsolidated Affiliate for more information.

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

Inventory

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using the standard cost method, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress ("WIP"). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge within the condensed consolidated statements of operations and comprehensive loss. The Company's estimate of write-downs for excess and obsolete inventory is based on a detailed analysis which includes on-hand inventory and purchase commitments in excess of forecasted demand. Subsequent disposals of inventories are recorded as a reduction of an inventory reserve.

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

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and lease of the EksoNR and EksoGT, associated software (SmartAssist and VariableAssist), the sale of the EksoUE, the sale of accessories, and the sale of support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR or EksoGT, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognizes revenue over the term of the agreement. Revenue from medical device leases is recognized over the lease term, typically over 12 months.

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale of the upper body exoskeleton (EksoVest) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility.

Refer to Note 6, Revenue Recognition for further information, including revenue disaggregated by source.

Government Grants

The Company accounts for nonreciprocal government grants by applying the contributions received guidance in ASC Topic 958-605 by analogy. To determine if a grant is non-reciprocal or reciprocal and whether the application of ASC 606 is required, the Company considers whether the transfer of resources is one in which commensurate value is exchanged. If commensurate value is not exchanged for the goods or services provided, the Company assesses whether the grant is conditional or unconditional.  Grants that contain both a barrier and right to return are considered conditional and revenue is deferred until such conditions are satisfied. In January 2019, the Company received a government grant from the Singapore Economic Development Board (“SEDB”) in the amount of approximately $1,500. The receipt of the funds is conditional upon certain operational milestones that must be met and maintained through December 31, 2021. Therefore, the Company has not

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
recognized revenue related to the government grant from the SEBD nor received cash from the SEBD during the three months ended March 31, 2020. The Company does not expect to recognize revenue until December 31, 2021.

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

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of March 31, 2020 and December 31, 2019.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

At March 31, 2020, the Company had two customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (10% and 12%), as compared with one customer at December 31, 2019 (11%).

During the three months ended March 31, 2020, the Company had one customer with sales of 10% or more of the Company’s total revenue (16%), as compared with one customer in the three months ended March 31, 2019 (11%).

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update was initially effective for the Company in the first quarter of 2020. However, in August 2019, the FASB issued a proposed ASU, which defers the effective date for this guidance until the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Accounting Pronouncements Adopted in 2020

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the computation of the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the new guidance as of January 1, 2020, which reduced the complexity surrounding the evaluation of goodwill for impairment. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements on fair value measurements in Topic 820 by removing the requirement to disclose the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The standard expands the disclosure requirements for Level 3 fair value measurement, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendments in this update became effective for the Company in the first quarter of 2020. The Company adopted ASU 2018-03 as of January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.

3. Accumulated Other Comprehensive Income

The following table sets forth the changes to accumulated comprehensive income, net of tax, by component for the three months ended March 31, 2020:

Foreign Currency Translation
Balance at December 31, 2019	$50
Net unrealized gain on foreign currency translation	173
Balance at March 31, 2020	$223

4. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:

•Level 1—Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement, are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2020
Liabilities
Warrant liabilities	$1,788	$—	$—	$1,788
Contingent success fee liability	$6	$—	$—	$6

December 31, 2019
Liabilities
Warrant liability	$4,307	$—	$—	$4,307
Contingent success fee liability	$6	$—	$—	$6

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2020, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Success Fee Liability
Balance at December 31, 2019	$4,307	$6
Gain on revaluation of warrants issued in connection with the December 2019, May 2019 and December 2015 financings	(2,519)	—
Balance at March 31, 2020	$1,788	$6

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5. Inventories, net

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$2,027	$2,208
Work in progress	20	29
Finished goods	436	252
Inventories, net	$2,483	$2,489

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

Deferred revenue consisted of the following:

	March 31, 2020	December 31, 2019
Deferred extended maintenance and support	$2,628	$2,837
Deferred royalties	285	290
Deferred device and rental revenues	44	131
Customer deposits and advances	12	23
Total deferred revenues	2,969	3,281
Less current portion	(1,231)	(1,492)
Deferred revenues, non-current	$1,738	$1,789

Deferred revenue activity consisted of the following for the three months ended March 31, 2020:

Beginning balance	$3,281
Deferral of revenue	221
Recognition of deferred revenue	(533)
Ending balance	$2,969

As of March 31, 2020, the Company’s deferred revenue was $2,969. Excluding customer deposits, the Company expects to recognize approximately $958 of the deferred revenue during the remainder of 2020, $945 in 2021, and $1,054 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $545 related to its contracts for rental units with its customers. These rental contracts are classified as operating leases, typically with 12-month lease terms, and rental income is recognized on a straight-line basis over the lease term.

As of March 31, 2020 and December 31, 2019, accounts receivable, net of allowance for doubtful accounts, were $2,658 and $5,208, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2020:

	EksoHealth	EksoWorks	Total
Device revenue	$306	$255	$561
Service, support and rentals	663	—	663
Parts and other	155	22	177
Collaborative arrangements	67	—	67
	$1,191	$277	$1,468

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2019:

	EksoHealth	EksoWorks	Total
Device revenue	$2,075	$717	$2,792
Service, support and rentals	705	—	705
Parts and other	34	85	119
	$2,814	$802	$3,616

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

Ekso US entered into a Technology License Agreement, dated October 22, 2019 (the “Technology License Agreement”) with the China JV pursuant to the terms of the JV Agreement. Pursuant to the Technology License Agreement, Ekso US granted to the China JV a nontransferable, non-sublicensable, irrevocable, and exclusive right and license in China, Hong Kong, Singapore, Malaysia and other countries to be mutually agreed upon by the parties to the JV Agreement, but excluding Japan, India and Australia (the “JV Territory”) to patented technologies and non-patented manufacturing technologies (collectively, the “IP”) involved in the manufacture of certain products, including EksoGT, EksoVest and EksoZeroG Arm units (collectively, the “JV Products”) and their improvements, to (i) manufacture, assemble, make and have made, use the JV Products in China and to sell such products in the JV Territory, (ii) provide marketing promotion, technical training and maintenance associated with such products and (iii) make investment in research and development projects undertaken by Ekso US. Under the Technology License Agreement, Ekso US will also provide marketing promotion, maintenance, training and technical support to the China JV in connection with the licensed activities, and the China JV will reimburse the reasonable costs and expenses of Ekso US for the training and technical support services so provided. In consideration for the improvements made by Ekso US to the JV Products, pursuant to the Technology License Agreement, following a specified royalty-free period, Ekso US will receive mid-single digit percentages of the net sales revenue of the JV Products sold by the China JV. The Technology License Agreement will be in effect until terminated for cause by Ekso US or until the earlier expiration or termination of the JV Agreement. Pursuant to the JV Agreement and the Technology License Agreement, the Company will receive a 20% ownership interest in the China JV. As of March 31, 2020, the Company had not transferred the patented technologies pursuant to the Technology License Agreement.

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

The China JV is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity. In addition to the Company’s exchange

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
of license rights for the manufacturing technology, the China JV will be capitalized through cash investments of up to approximately $92,000 (or RMB 624,000) by the JV Partners over the initial ten-year term of the JV Agreement. The investment in the Investee is accounted for under the equity method of accounting because the Company has significant influence over the Investee through its ownership interest, technology license and manufacturing service agreements and representation on the board of directors. As of March 31, 2020, there was no impact to the Company’s condensed consolidated balance sheet except for the direct transaction costs which have been capitalized and will be included as part of the investment balance when the intellectual property is transferred. Direct costs of $66 are included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2020. In addition to contributing the licensed IP, the Company’s obligations to the Investee include assisting the Investee to become proficient in using the intellectual property to manufacture products that meet regulatory standards, and providing supervision of appointed directors. The primary risks that the Company is exposed to from its involvement with the VIE include operational risk, foreign currency exposure risk and foreign regulatory risk. As of March 31, 2020, the Company has no other implied or unfunded commitments related to the Investee and its maximum exposure to risk of loss will be limited to the carrying value of the investment.

Under the JV Agreement, the JV Partners are required, within 90 days of the formation of the China JV, to contribute RMB 62,400, with a further RMB 12,400 capital contribution required from the JV Partners upon notice by the China JV based on the China JV’s then-current operating plan. The remaining RMB 436,800 capital contribution of the JV Partners will be paid by them within the 10 years after the formation of the China JV as previously contemplated under the JV Agreement.

In February 2019, the Department of Defense, or the DOD, inquired about certain aspects of the China JV, including about our products’ classification under U.S. export control regimes and whether the China JV parties intended to notify the Committee on Foreign Investment in the United States, or CFIUS, of the China JV. In July 2019, the Treasury Department - as the chair of CFIUS - made similar inquiries about the China JV and purchase of shares of our common stock by the Joint Venture Partners, or the JV Share Purchase.

The Company and the China JV submitted a joint voluntary notice to CFIUS in December 2019 to review the transaction. CFIUS has determined that the establishment of the China JV is subject to CFIUS’s jurisdiction. CFIUS’s current review and investigation is expected to end by May 28, 2020. The parties have responded to several question sets from CFIUS. On February 20, 2020, CFIUS imposed interim measures to mitigate concerns CFIUS identified pending completion of its investigation. These measures temporarily suspend the company’s contributions to the China JV and its other integration activities for the China JV. The Company continues to engage with CFIUS to address and mitigate its concerns. CFIUS has not yet determined whether its concerns can ultimately be mitigated.

Equity Investments

Under the JV Agreement, ZYVC or its designees agreed to invest an aggregate of $10,000 in equity investments in the Company, taking place in two tranches. On January 30, 2019, the Company executed a Share Purchase Agreement (the “JV SPA”) under which the Company sold 205 shares of its common stock for $5,000 at a purchase price of $24.45 per share. The Company recorded $8 in direct issuance costs as a reduction to the gross equity proceeds.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
8. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Salaries, benefits and related expenses	$1,275	$1,098
Device warranty	220	285
Other	221	300
Total	$1,716	$1,683

The current portion of the warranty liability is classified as a component of accrued liabilities, while the long-term portion of the warranty liability is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three months ended March 31, 2020 is as follows:

March 31, 2020
Balance at beginning of period	$350
Additions for estimated future expense	18
Incurred costs	(109)
Balance at end of period	$259

Current portion	$220
Long-term portion	39
Total	$259

9. Note Payable, net

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest. The principal balance of the current loan amortizes ratably over 36 months, and matures on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. In addition, a final payment of $245 will be due on the maturity date, of which $235 was accreted as of March 31, 2020 and is included as a component of note payable on the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity, where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor or surviving person or entity immediately following the consummation of such merger or consolidation; or (c) the closing price per share for the Company’s common stock being $120.00 or more for five successive business days. The estimated fair value of the success fee was determined using the Binomial Lattice Model and was recorded as a discount to the debt obligation. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the condensed consolidated statements of operations and comprehensive loss. The success fee is classified as a liability on the condensed consolidated balance sheets. At March 31, 2020, the fair value of the contingent success fee liability was de minimis.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The loan agreement includes a liquidity covenant requiring that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least three months of “Monthly Cash Burn,” which is the Company’s average monthly net loss for the trailing six-month period plus certain expenses and plus the average monthly principal due and payable on interest-bearing liabilities in the immediately succeeding three-month period. Such amount was determined to be $3,565 as of March 31, 2020, the most current determination date, with the amount subject to change on a month-to-month basis. At March 31, 2020, with cash on hand of $8,516, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 9.55% for the three months ended March 31, 2020. The final payment fee, initial fair value of the success fee and debt issuance costs are being accreted/amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s note payable and final payment fee as of March 31, 2020:

Period	Amount
Remainder of 2020	$1,749
2021	440
Total principal payments	2,189
Less accreted portion of final payment fee, net of issuance cost and success fee discounts	19
Note payable, net	$2,170

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company’s future lease payments as of March 31, 2020 are as follows, which are presented as lease liabilities, current and lease liabilities on the Company’s condensed consolidated balance sheets:

Period	Operating Leases
Remainder of 2020	$387
2021	529
2022	231
Thereafter	—
Total lease payments	1,147
Less: imputed interest	(118)
Present value of lease liabilities	$1,029

Lease liabilities, current	$434
Lease liabilities, noncurrent	595
Total lease liabilities	$1,029

Weighted-average remaining lease term (in years)	2.19
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $138 and $140 for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

11. Capitalization and Equity Structure

Reverse Stock Split

After the close of the stock market on March 24, 2020, the Company effected a 1-for-15 reverse split of its common stock. As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of fifteen, rounded up to the nearest whole share, and all common stock per share amounts have been increased by a factor of fifteen, with the exception of the Company's common stock par value and the Company's authorized shares. Amounts affected include common stock outstanding, as well as restricted stock units and common stock underlying stock options and warrants.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Summary

The Company’s authorized capital stock at March 31, 2020 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of March 31, 2020, there were 5,843 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Common Stock

In August 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co. (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent, by methods deemed to be an “at the market offering.” Shares having an aggregate offering price of up to $25,000 may be offered and sold under the prospectus and prospectus supplement filed with the SEC related to such offering ("ATM Prospectus"). The Company did not sell any shares of common stock under the ATM Agreement during three months ended March 31, 2020. As of March 31, 2020, approximately $17,241 aggregate offering price of the Company’s common stock remained available for issuance pursuant to the ATM Prospectus.

Warrants

Warrant shares outstanding as of December 31, 2019 and March 31, 2020 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2019	Expired	March 31, 2020
December 2019 Warrants	$8.10	5	556	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	52
May 2019 Warrants	$5.70	5	444	—	444
2017 Information Agent Warrants	$22.50	3	13	—	13
2015 Warrants	$41.25	5	107	—	107
Pre-2014 warrants	$144.90	9-10	6	(6)	—
			1,178	(6)	1,172

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering"), the Company issued warrants (the "December 2019 Warrants") to purchase 556 shares of common stock. The December 2019 Warrants have an exercise price of $8.10 per share and will be exercisable six months and one day from their issuance date, or from and after June 21, 2020, and will expire five years from the date they initially became exercisable, or on June 21, 2025.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Current share price	$2.83	$5.86
Conversion price	$8.10	$8.10
Risk-free interest rate	0.41%	1.73%
Expected term (years)	5.2	5.5
Volatility of stock	95.26%	95.7%

December 2019 Placement Agent Warrants
In December 2019, in connection with the December 2019 Offering, the Company issued warrants to purchase 52 shares of the Company’s common stock to the placement agent for such offering (the "December 2019 Placement Agent Warrants"). The December 2019 Placement Agent Warrants have substantially the same form as the December 2019 Warrants, except that they have an exercise price per share equal to $8.44, subject to adjustment in certain circumstances, and will expire on December 18, 2025.

	March 31, 2020	December 31, 2019
Current share price	$2.83	$5.86
Conversion price	$8.44	$8.44
Risk-free interest rate	0.37%	1.69%
Expected term (years)	4.7	5.0
Volatility of stock	95.79%	93.1%

Management has assessed that the likelihood of a Change of Control occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants currently have an exercise price of $5.70 per share and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the May 2019 Warrants:

	March 31, 2020	December 31, 2019
Current share price	$2.83	$5.86
Conversion price	$5.70	$5.70
Risk-free interest rate	0.34%	1.67%
Expected term (years)	4.2	4.4
Volatility of stock	99.3%	93.9%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

2017 Information Agent Warrants

In September 2017, in connection with a rights offering in August 2017, the Company issued warrants (the "2017 Information Agent Warrants") to purchase 13 shares of the Company’s common stock to an information agent. The 2017 Information Agent Warrants have an exercise price of $22.50 per share, and became exercisable immediately upon issuance and will remain exercisable until September 13, 2020. These warrants were recorded in stockholders’ equity on the Company’s condensed consolidated balance sheet.

2015 Warrants

In December 2015, the Company issued warrants (the "2015 Warrants") to purchase 141 shares. The 2015 Warrants have an exercise price of $41.25 per share, are immediately exercisable and will remain exercisable until December 23, 2020. The 2015 Warrants contain a put-option provision. Under this provision, while the 2015 Warrants are outstanding, if the Company enters into a Fundamental Transaction, as defined in the 2015 Warrants as a merger, consolidation or similar transaction, the Company or any successor entity shall, at the option of each warrant holder, exercisable at any time concurrently with or within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, the 2015 Warrants are classified as a liability and are marked to market at each reporting date. Through December 31, 2019, 35 shares of the 2015 Warrants were exercised. During the three months ended March 31, 2020, none of the 2015 Warrants were exercised.

On March 8, 2019, in connection with an amendment to a securities purchase agreement, which retroactively removed a provision from such securities purchase agreement that prohibited the Company from effecting or entering into an agreement to effect any issuance by the Company of its common stock at a price determined based on the trading price of the Company’s common stock or otherwise at a future determined price, the Company entered into an amendment to the 2015 Warrants to reduce the exercise price of each such warrant from $56.10 per share to $41.25 per share, subject to further adjustments pursuant to the existing terms of such warrant. In the three months ended March 31, 2019, the Company recorded a $257 loss on the modification of these warrants.

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Option Pricing Model to measure the fair value of the 2015 Warrants as of:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Current share price	$2.83	$5.86
Conversion price	$41.25	$41.25
Risk-free interest rate	0.16%	1.59%
Expected term (years)	0.75	0.99
Volatility of stock	103.45%	98.46%

Pre-2014 Merger Warrants

As a result of the May 2019 Offering, which was a firm commitment underwritten public offering, warrants to purchase 6 shares of the Company's common stock, which were converted from warrants to purchase preferred stock of Ekso Bionics, Inc. at the time of the merger, expired in accordance with their terms.

12. Stock-based Compensation

See Note 11, Capitalization and Equity Structure – Reverse Stock Split.

In March 2020, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), to increase the number of shares available for grant by 333 shares.  As of March 31, 2020, the total shares authorized for grant under the 2014 Plan was 1,174, of which 349 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2020, and activity during the three months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	494	$36.64
Options granted	90	5.65
Options exercised	—	—
Options forfeited	(3)	30.51
Options cancelled	(5)	57.72
Balance as of March 31, 2020	576	$31.67	8.07	$—
Vested and expected to vest at March 31, 2020	576	$31.67	8.07	$—
Exercisable as of March 31, 2020	268	$48.79	6.82	$—

As of March 31, 2020, total unrecognized compensation cost related to unvested stock options was $3,882. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 2.53 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes Model using the following assumptions:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Dividend yield	—	—
Risk-free interest rate	1.58%	2.45%
Expected term (in years)	6	6
Volatility	102%	103%

 Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to employees and non-employee service providers. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the three months ended March 31, 2020 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2019	89	$10.77
Granted	22	5.74
Vested	(10)	5.74
Forfeited	(2)	11.45
Unvested at March 31, 2020	99	$10.16

As of March 31, 2020, $884 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 3.24 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
Sales and marketing	$138	$223
Research and development	73	45
General and administrative	376	368
	$587	$636

401(k) Plan Share Match

During the three months ended March 31, 2020, the Company issued 26 shares of common stock to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal year ended December 31, 2019. The expense related to the contribution was $155 for the three months ended March 31, 2020.

13. Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2020, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $881 as of March 31, 2020, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(2,534)	$(6,551)
Denominator:
Weighted-average number of shares, basic and diluted	5,803	4,338

Net loss per share, basic and diluted	$(0.44)	$(1.51)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	576	407
Restricted stock units	99	18
Warrants for common stock	1,172	126
Total common stock equivalents	1,847	551

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

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended March 31, 2020
Revenue	$1,191	$277	$1,468
Cost of revenue	618	213	831
Gross profit	$573	$64	$637

Three months ended March 31, 2019
Revenue	$2,814	$802	$3,616
Cost of revenue	1,300	717	2,017
Gross profit	$1,514	$85	$1,599

Geographic information for revenue based on location of customers is as follows:

	Three Months Ended March 31,
	2020	2019
United States	$1,249	$2,371
All Other	219	1,245
	$1,468	$3,616

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

In connection with the consulting agreement with Angel Pond, the Company is required to make a payment of $1,000 to Angel Pond when a China JV is consummated. This amount has not yet been recorded in the Company’s condensed consolidated financial statements as the joint venture has not successfully completed registration in China and therefore has not achieved consummation.

During the three months ended March 31, 2020, the Company sold EksoVest raw material inventory and tooling to the China JV for $45.

18.  Subsequent events

On April 20, 2020, Ekso Bionics, Inc ("the Borrower"), a wholly-owned subsidiary of the Company, entered into an unsecured note (the “Note”) evidencing an unsecured loan in the amount of $1,086 under the Paycheck Protection Program (the “PPP”). The Note provides for an interest rate of 1.00% per year, and matures two years after the date of initial disbursement. Beginning on the seventh month following the date of initial disbursement, the Borrower is required to make 18 monthly payments of principal and interest. The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

On April 29, 2020, the Company and Ekso Bionics, Inc. entered into a second amendment to the December 2016 loan agreement, as amended, with Western Alliance Bank, to defer the principal payments on the Company's term loan for the three months beginning May 2020 to be re-amortized when principal payments resume on August 1, 2020. During the three-month deferral period, the Company is required to make monthly payments of interest only. The amendment also replaces the three-months of monthly cash burn liquidity covenant with a minimum liquidity covenant, which requires the Company to maintain cash in accounts with Western Alliance Bank equal to or greater than the outstanding balance of the term loan. The balance of the term loan was $2,170 as of March 31, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report, as updated and supplemented in this Quarterly Report under the heading “Part II – Item 1A. Risk Factors,” could cause our future results to differ materially from those expressed in the forward-looking information:

•our ability to obtain adequate financing to fund operations and to develop or enhance our technology;
•scope, scale and duration of the impact of outbreaks of a pandemic disease, such as COVID-19 (coronavirus);
•our ability to obtain or maintain regulatory approval to market our medical devices;
•our ability to complete clinical trials on a timely basis and that completed clinical trials will be sufficient to support commercialization of our products;
•the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related impacts on our profitability and cash position;
•our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•our ability to achieve broad customer adoption of our products and services;
•existing or increased competition;
•rapid changes in technological solutions available to our markets;
•volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•changes to our domestic or international sales and operations;
•our ability to obtain or maintain patent protection for our intellectual property;
•the scope, validity and enforceability of our and third-party intellectual property rights;
•significant government regulation of medical devices and the healthcare industry;
•our ability to receive regulatory clearance from certain government authorities, such as CFIUS (as defined below), including any conditions, limitations or restrictions placed on such approvals;
•outbreaks of a pandemic disease, such as COVID-19 (coronavirus);
•our customers’ ability to get third-party reimbursement for our products and services associated with them;
•our failure to implement our business plan or strategies;
•our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;
•our ability to retain or attract key employees;
•stock volatility or illiquidity;
•our ability to maintain adequate internal controls over financial reporting; and
•overall economic and market conditions.

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

Our EksoVest is an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. In 2020, we are focusing on increasing sales of the EksoVest and the support arm, EksoZeroG, by pursuing alternative channels, such as rental agreements with construction equipment and heavy tool providers and working with automotive and related manufacturers to roll out our product(s) globally within their assembly operations. In addition, we believe that there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

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

First Quarter 2020 Highlights

•Reported revenue of $1.5 million in the first quarter of 2020, as customers delayed orders due to the COVID-19 global pandemic.
•Cash utilization decreased to $1.7 million in the first quarter of 2020, down from $5.2 million in the first quarter of 2019.
•Signed new pilot programs with two network operators in March.
•Regained Nasdaq listing compliance.
The COVID-19 pandemic has affected inpatient rehabilitation facilities as they temporarily shifted priorities and responses to pandemic-related medical equipment. We are, however, encouraged that the majority of our customers have indicated that they still plan to place orders for our exoskeleton products in the future, which gives us optimism for our longer-term prospects. To align our expenses with the current business environment, we took measures to adjust our cost structure, which included furloughing a portion of our workforce. Despite these unprecedented challenges, we continue to regularly engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our Ekso devices. Although market uncertainties related to the pandemic make it difficult for us to project the full impact on our business and customers, we believe that we are well-positioned to serve our customers when business conditions begin to normalize.

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

Results of Operations

The following table presents our results of operations (in thousands, except percentages):

	Three months ended March 31,
	2020	2019	Change	% Change

Revenue	$1,468	$3,616	$(2,148)	(59)%
Cost of Revenue	831	2,017	(1,186)	(59)%
Gross profit	637	1,599	(962)	(60)%
Operating expenses:
Sales and marketing	2,520	2,809	(289)	(10)%
Research and development	711	1,384	(673)	(49)%
General and administrative	2,187	2,318	(131)	(6)%
Total operating expenses	5,418	6,511	(1,093)	(17)%
Loss from operations	(4,781)	(4,912)	131	(3)%
Other income (expense), net:
Interest expense	(52)	(121)	69	(57)%
Gain (loss) on warrant liabilities	2,519	(1,122)	3,641	(325)%
Loss on modification of warrants	—	(257)	257	n/m (1)
Other expense, net	(220)	(139)	(81)	58%
Total other income (expense), net	2,247	(1,639)	3,886	(237)%
Net loss	$(2,534)	$(6,551)	$4,017	(61)%

(1) Not meaningful

Revenue

Revenue decreased $2.1 million, or 59%, for the three months ended March 31, 2020, compared to the same period of 2019. This decrease was comprised of a $1.6 million decrease in EksoHealth revenue and a $0.5 million decrease in EksoWorks revenue primarily due to a decrease in volume of device sales driven by the impact of the COVID-19 pandemic, as our customers shifted their priorities to prepare for and manage their business during the pandemic. This has caused many of our customers to delay orders, which are typically booked in the last few weeks of a quarter.

Gross Profit

Gross profit decreased $1.0 million, or 60%, for the three months ended March 31, 2020, compared to the same period of 2019, primarily attributed to decreased volume of device sales.

Operating Expenses

Sales and marketing expenses decreased $0.3 million, or 10%, for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to a decrease in general marketing and trade show activities and the absence of clinical trials expense due to the completion of our main clinical trial in 2019.

Research and development expenses decreased $0.7 million, or 49%, for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to a decrease in patent and licensing costs and lower headcount.

General and administrative expenses decreased $0.1 million, or 6%, for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to lower salary expenses from reduced headcount.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Total Other (Expense) Income, Net

Interest expense decreased $0.1 million, or 57% for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to a lower principal balance on our term loan.

Gain on warrant liabilities of $2.5 million for the three months ended March 31, 2020 was associated with the revaluation of warrants issued in 2015 and 2019, compared to a $1.1 million loss associated with the revaluation of warrants issued in 2015 for the three months ended March 31, 2019. The gain on the revaluation of warrant liabilities during the three months ended March 31, 2020 is primarily due to decreases in the market price of our common stock on The Nasdaq Capital Market from $5.86 on December 31, 2019 to $2.83 on March 31, 2020, while the prior year losses upon revaluation of the warrant liabilities are primarily due to increases in our stock price during that period.

Other expense, net for the three months ended March 31, 2020 was $0.2 million, as compared to $0.1 million for the same period of 2019. The primary reason for the increase in expenses is due to larger unrealized losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

As of March 31, 2020, we had an accumulated deficit of $185.8 million.  Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of such technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. In the three months ended March 31, 2020, we used $1.7 million of cash in our operations.

Cash on hand as of March 31, 2020 was $8.5 million, compared to $10.9 million as of December 31, 2019. As noted in Note 9. Note Payable, net in the notes to our condensed consolidated financial statements, borrowings under our term loan agreement have a requirement of minimum cash on hand approximately equivalent to three months of cash burn. As of March 31, 2020, the most recent determination of this restriction, $3.6 million of cash must remain as restricted, with such amounts to be re-computed at each month end. After considering cash restrictions, effective unrestricted cash as of March 31, 2020 is estimated to be $5.0 million. Subsequent to March 31, 2020, we entered into an amendment to our term loan agreement, which reduces the minimum liquidity covenant to the current outstanding principal balance. Refer to Note 17. Subsequent events in the notes to our condensed consolidated financial statements. Based on current forecasted amounts, our cash on hand will not be sufficient to satisfy our operations for the next twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue, we believe that we have sufficient resources to operate in compliance with our debt covenants until the end of the fourth quarter of 2020. While we will require significant additional financing, our actual capital requirements may vary significantly and will depend on many factors. We plan to continue our investments in our (i) sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) research, development and commercialization activities with respect to exoskeletons for rehabilitation, and (iii) development and commercialization of able-bodied exoskeletons for industrial use.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). We held no cash equivalents for any of the periods presented.

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(1,722)	$(5,177)
Net cash used in investing activities	—	(7)
Net cash (used in) provided by financing activities	(589)	6,769
Effect of exchange rate changes on cash	(45)	(4)
Net increase (decrease) in cash	(2,356)	1,581
Cash at the beginning of the period	10,872	7,655
Cash at the end of the period	$8,516	$9,236

Net Cash Used in Operating Activities

Net cash used in operations decreased $3.5 million, or 67%, for the three months ended March 31, 2020, compared to the same period of 2019 primarily due to the reduction in operating expenses by improving overall operational efficiencies, including but not limited to, the reduction of employee headcount. In addition, increased collection efforts resulted in higher accounts receivable collections.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities of $0.6 million for the three months ended March 31, 2020 was due to aggregate principal payments of $0.6 million against our term loan.

Net cash provided by financing activities of $6.8 million for the three months ended March 31, 2019 was from the sale of common stock under our "at the market offering" program of $2.3 million and proceeds of $5.0 million from equity investors associated with the JV Agreement, offset by aggregate principal payments of $0.6 million against our term loan.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2020, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Note payable, principal and interest	$2,249	$2,249	$—	$—	$—
Facility operating leases	1,029	434	595	—	—
Purchase obligations	881	881	—	—	—
Financing lease	12	12	—	—	—
Total	$4,171	$3,576	$595	$—	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.9 million as of March 31, 2020, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not the subject of any pending legal proceedings; and to the best of our management’s knowledge, no such proceeding is presently threatened, the results of which would have a material impact on the Companies properties, results of operations, or financial condition. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

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

The recent novel coronavirus (COVID-19) outbreak could materially adversely affect our financial condition and results of operations.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States where we have our headquarters. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Federal, state and local authorities in the United States, like their counterparts in many other countries, have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This unprecedented spread of disease may affect our operations by causing a period of business disruption, the duration of which we cannot predict. There is considerable uncertainty regarding such measures and potential future measures, and including restrictions on our access to our facilities or our customers’ access to their facilities, impact on our suppliers or other vendors in our supply chain, including those associated with our China JV, our ability to our support operations or workforce, restrictions to employee travel, and restrictions or disruptions of transportation and delays or disruptions in our supply chain could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

As a small company that operates with a limited number of employees, the impact of the disease may disproportionately hurt our operations. Further, our business insurance may not provide coverage against economic loss or claims specifically tied to COVID-19 or any other disease. COVID-19 presents many challenges that are without precedent. Since the outbreak, we have reduced our headcount by furloughing a portion of our workforce to reduce expenses and adjust operations, temporarily closed our headquarters, and have experienced delays in our supply chain and customer orders. As a result of some of these changes, we have adapted our support, training and service models to ensure customers are able to continue their programs without interruption and without our personnel present at our customers’ facilities. We have also applied and received a loan under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act) administered by the U.S. Small Business Administration See “Subsequent Events” in our notes to our condensed consolidated financial statements. We are also in the process of applying for a loan under a similar program in Germany.

As a result of some of these restrictions and the outbreak we may face increased risks. For example, many of our customers are not able to access their facilities, are not performing elective surgeries and are sending patients home sooner than they otherwise would, all of which may reduce their need for our products and impact their decisions as to leasing or acquiring our products. .A greater number of our employees are working from home, which exposes us to a greater risk of cybersecurity breaches and cyber-liability due to the increased levels of remote access create additional opportunities for exploiting our data security vulnerabilities. Our clinical participants, vendors, employees, suppliers or others may allege they became sick due to our negligence. In addition, there could be a potential effect of a slowdown at FDA, which could result in delays of regulatory correspondence that are necessary for us to maintain or advance our product candidates in clinical studies. Further, the COVID-19 outbreak may adversely impact our ability to file on a routine and timely basis our obligations under federal securities laws, present new data to the public and attend professional conferences, reach out to institutional investors through in-person meetings, engage in partnering discussions or conduct other activities necessary to the success of our business. In addition, global stock markets have reacted negatively since the COVID-19 outbreak, and many economists are projecting a sharp economic slowdown, which could result in a recession. Market volatility due to the outbreak may impact our ability to access the capital markets or ability to obtain financing on favorable terms or at all, which may affect our liquidity. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact business and the economy is uncertain, but we anticipate the impact to our business to last at least until the period ended June 30, 2020.

The extent to which the coronavirus will continue to impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain, including the duration of the outbreak and continued severity, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The significance of the impact of the COVID-19 outbreak to us remains unclear at this time; however, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at any of the manufacturing facilities used to create our products, could increase our costs and reduce our sales.

U.S. regulatory review may result in delays, restrictions or other adverse impacts on the operations of our China JV.

In connection with the China JV, the JV Partners and their affiliates agreed to purchase an aggregate of 204,499 shares of our common stock at a price per share equal to $24.45, for aggregate proceeds to us of $5.0 million.

In February 2019, the Department of Defense, or the DOD, inquired about certain aspects of the China JV, including about our products’ classification under U.S. export control regimes and whether the China JV parties intended to notify the Committee on Foreign Investment in the United States, or CFIUS, of the China JV. In July 2019, the Treasury Department - as the chair of CFIUS - made similar inquiries about the China JV and purchase of shares of our common stock by the Joint Venture Partners, or the JV Share Purchase.

CFIUS has broad discretion to assert jurisdiction to review foreign investments in U.S. businesses, and to restrict the ownership thereof and the transfer of technology therefrom to foreign investors, including where CFIUS believes that such foreign investment may present potential national security risks to the United States. CFIUS may take actions if CFIUS determines that the China JV and related investment are covered by its regulations and identifies any national security concerns with the transactions. CFIUS’s actions could include the imposition of measures designed to mitigate and resolve any such national security concerns. Such mitigation measures may include, but not necessarily be limited to, a requirement that we obtain prior approval from the U.S. government to transfer certain technology related to our products, which would present a risk to the operations of the China JV. If CFIUS were to determine that it cannot mitigate any identified national security concerns, CFIUS could recommend that the President of the United States compel the China JV partners to abandon or unwind the China JV.

The Company and the China JV submitted a joint voluntary notice to CFIUS in December 2019 to review the transaction. CFIUS has determined that the establishment of the China JV is subject to CFIUS’s jurisdiction. CFIUS’s current review and investigation is expected to end by May 28, 2020. The parties have responded to several question sets from CFIUS. On February 20, 2020, CFIUS imposed interim measures to mitigate concerns CFIUS identified pending completion of its investigation. These measures temporarily suspend the company’s contributions to the China JV and its other integration activities for the China JV. The Company continues to engage with CFIUS to address and mitigate its concerns. CFIUS has not yet determined whether its concerns can ultimately be mitigated.

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

Any of the foregoing actions by the U.S. government could materially and adversely affect our China JV, and if we are unable to meet and overcome such challenges, then our international operations may not be successful, which could adversely affect our net sales, results of operations and financial condition and limit our growth.
The liquidity of our common stock and shareholder’s ability to sell their shares has been affected by our recent reverse stock split.

On March 24, 2020 we effected a 1-for-15 reverse stock split. As a result of the reverse stock split the liquidity of our common stock has decreased as a result of the corresponding reduction in the number of shares that are outstanding following such split. In addition, the reverse stock split increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Our stock price does not meet and may in the future fail to meet the continued listing requirements of the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

Our continued listing on the Nasdaq Capital Market generally requires that we meet certain listing maintenance requirements. As previously disclosed in our Current Report on Form 8-K filed on September 20, 2019, we received a notification letter from the Listing Qualifications Department of the Nasdaq Capital Market indicating that as of September 16, 2019 we were not in compliance with the $1.00 minimum closing bid price requirement. By effecting a reverse stock split, as disclosed above, we have since regained compliance with the Nasdaq listing requirements by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days.

There is no assurance, however, that we will be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to maintain compliance in the future, Nasdaq will notify us of such noncompliance, and may take steps to delist our common stock. If our common stock were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws with respect to shares issued in future offerings, greater difficulty in obtaining financing, potential loss of confidence by employees, loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Item 5. Other Information.

On April 29, 2020, the Company and Ekso Bionics, Inc. entered into an amendment to its existing loan agreement, as amended, with Western Alliance Bank (the “Lender”), which defers the principal payments on the Company’s $7.0 million term loan for the three months beginning May 2020 to be re-amortized when principal payments resume on August 1, 2020. During the three-month deferral period, the Company is required to make monthly payments of interest only. The amendment also replaces the three-months of monthly cash burn liquidity covenant with a minimum liquidity covenant, which requires the Company to maintain cash in accounts with the Lender equal to or greater than the outstanding balance of the loan. In addition to the loan agreement, (i) the Company has an existing success fee agreement with the Lender and (ii) Ekso Bionics, Inc. entered into an unsecured note with the Lender under the Paycheck Protection Program on April 20, 2020.

The foregoing description of the amendment to the loan agreement does not purport to be complete and is qualified in its entirety by reference to the second amendment to the loan agreement attached hereto as Exhibit 10.1, which is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Second Amendment to Loan and Security Agreement, dated April 29, 2020, by and between Western Alliance Bank, Ekso Bionics Holdings, Inc. and Ekso Bionics, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (“XBRL”):
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

EKSO BIONICS HOLDINGS, INC.

Date: April 30, 2020	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: April 30, 2020	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)