Form 10-Q
period 2020-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2020-07-31
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

The number of shares of registrant’s common stock outstanding as of July 28, 2020 was 8,271,271.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2020	December 31, 2019
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$13,260	$10,872
Accounts receivable, net of allowances of $100 and $121, respectively	3,741	5,208
Inventories, net	2,384	2,489
Prepaid expenses and other current assets	525	238
Total current assets	19,910	18,807
Property and equipment, net	1,248	1,657
Right-of-use assets	885	1,084
Goodwill	189	189
Other assets	117	178
Total assets	$22,349	$21,915
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,902	$1,903
Accrued liabilities	1,180	1,683
Deferred revenues, current	1,345	1,492
Notes payable, net, current	2,433	2,333
Lease liabilities, current	269	421
Total current liabilities	7,129	7,832
Deferred revenues	1,706	1,789
Notes payable, net	644	407
Lease liabilities	508	711
Warrant liabilities	12,361	4,307
Other non-current liabilities	29	72
Total liabilities	22,377	15,118
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 7,814 and 5,795 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8	6
Additional paid-in capital	197,513	190,019
Accumulated other comprehensive income	30	50
Accumulated deficit	(197,579)	(183,278)
Total stockholders’ (deficit) equity	(28)	6,797
Total liabilities and stockholders’ (deficit) equity	$22,349	$21,915

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$2,264	$3,262	$3,731	$6,878
Cost of revenue	1,005	1,702	1,835	3,719
Gross profit	1,259	1,560	1,896	3,159

Operating expenses:
Sales and marketing	1,712	3,039	4,232	5,848
Research and development	452	1,499	1,163	2,883
General and administrative	1,943	2,120	4,130	4,438
Restructuring	244	—	244	—
Total operating expenses	4,351	6,658	9,769	13,169

Loss from operations	(3,092)	(5,098)	(7,873)	(10,010)

Other (expense) income, net:
Interest expense	(38)	(107)	(90)	(228)
(Loss) gain on revaluation of warrant liabilities	(8,574)	2,737	(6,055)	1,615
Loss on modification of warrant	—	—	—	(257)
Warrant issuance expense	(329)	(706)	(329)	(706)
Other income (expense), net	266	108	46	(31)
Total other (expense) income, net	(8,675)	2,032	(6,428)	393

Net loss	$(11,767)	$(3,066)	$(14,301)	$(9,617)
Other comprehensive (loss) income	(193)	(106)	(20)	42
Comprehensive loss	$(11,960)	$(3,172)	$(14,321)	$(9,575)

Basic and diluted net loss per share applicable to common shareholders	$(1.88)	$(0.65)	$(2.37)	$(2.12)
Weighted average number of shares outstanding, basic and diluted	6,261	4,713	6,032	4,526

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ (Deficit)
Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,795	$6	$190,019	$50	$(183,278)	$6,797
Net loss	—	—	—	—	—	—	(2,534)	(2,534)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	26	—	155	—	—	155
In lieu of cash compensation	—	—	9	—	50	—	—	50
Shares issued as a result of rounding due to reverse-stock split	—	—	13	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	587	—	—	587
Foreign currency translation adjustments	—	—	—	—	—	173	—	173
Balance at March 31, 2020	—	—	5,843	6	190,811	223	(185,812)	5,228
Net loss	—		—	—	—	—	(11,767)	(11,767)
Issuance of common stock under:
Equity financing, net	—	—	1,748	2	7,080	—	—	7,082
Exercise of warrants	—	—	223	—	1,436	—	—	1,436
Issuance of warrants	—	—	—	—	(2,322)	—	—	(2,322)
Stock-based compensation expense	—	—	—	—	508	—	—	508
Foreign currency translation adjustments	—	—	—	—	—	(193)	—	(193)
Balance at June 30, 2020	—	$—	7,814	$8	$197,513	$30	$(197,579)	$(28)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	4,198	$4	$173,962	$(92)	$(171,146)	$2,728
Net loss	—	—	—	—	—	—	(6,551)	(6,551)
Issuance of common stock under:
Equity financing, net	—	—	291	—	7,305	—	—	7,305
Equipois sales earn-out	—	—	1	—	22	—	—	22
Equity incentive plan	—	—	3	—	55	—	—	55
Matching contribution to 401(k) plan	—	—	9	—	191	—	—	191
Stock-based compensation expense	—	—	—	—	636	—	—	636
Foreign currency translation adjustments	—	—	—	—	—	148	—	148
Balance at March 31, 2019	—	$—	4,502	4	182,171	56	(177,697)	4,534
Net loss	—	—	—	—	—	—	(3,066)	(3,066)
Issuance of common stock under:
Equity financing, net	—	—	444	—	2,393	—	—	2,393
Equipois sales earn-out	—	—	9	—	173	—	—	173
Equity incentive plan	—	—	37	—	919	—	—	919
Stock-based compensation expense	—	—	—	—	557	—	—	557
Foreign currency translation adjustments	—	—	—	—	—	(106)	—	(106)
Balance at June 30, 2019	—	$—	4,992	$4	$186,213	$(50)	$(180,763)	$5,404

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(14,301)	$(9,617)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	320	493
Provision for excess and obsolete inventories	47	24
Changes in allowance for doubtful accounts	47	50
Loss (gain) on revaluation of warrant liabilities	6,055	(1,615)
Finance cost attributable to issuance of warrants	329	706
Stock-based compensation expense	1,095	1,193
Amortization of debt discount and accretion of final payment fee	23	55
Gain on modification of operating lease liabilities	(38)	—
Loss on investment of unconsolidated affiliate	66	—
Common stock contribution to 401(k) plan	99	103
Loss on modification of warrants	—	257
Unrealized loss on foreign currency transactions	7	34
Changes in operating assets and liabilities:
Accounts receivable	1,420	(931)
Inventories	147	(260)
Prepaid expenses, operating lease right-of-use assets, and other assets current and noncurrent	(84)	(182)
Accounts payable	(1)	(654)
Accrued and lease liabilities	(746)	103
Deferred revenues	(230)	533
Net cash used in operating activities	(5,745)	(9,708)
Investing activities:
Acquisition of property and equipment	—	(60)
Net cash used in investing activities	—	(60)
Financing activities:
Proceeds from issuance of common stock and warrants, net	7,082	16,325
Principal payments on note payable	(793)	(1,185)
Proceeds from issuance of long-term debt	1,086	—
Proceeds from exercise of warrants, net	785	—
Proceeds from exercise of stock options	—	228
Net cash provided by financing activities	8,160	15,368
Effect of exchange rate changes on cash	(27)	7
Net increase in cash	2,388	5,607
Cash at beginning of period	10,872	7,655
Cash at end of period	$13,260	$13,262

Supplemental disclosure of cash flow activities
Cash paid for interest	$61	$183
Cash paid for income taxes	—	8

Supplemental disclosure of non-cash activities
Initial recognition of operating lease right-of-use assets	$—	$1,454
Initial recognition of operating lease liabilities	—	1,498
Transfer of inventory to property and equipment	(89)	(117)
Share issuance for common stock contribution to 401(k) plan	155	191
Share issuance in lieu of cash compensation	50	919
Equipois sales earn-out	—	22

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1. Organization

Description of Business

The “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The Company designs, develops, sells, and rents exoskeleton technology to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be used both by able-bodied users as well as by persons with physical disabilities. The Company has sold and rented devices that (i) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate and to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

All common stock share and per share amounts have been adjusted to reflect the one-for-fifteen reverse stock split effected on March 24, 2020. See Note 12, Capitalization and Equity Structure – Reverse Stock Split.

Liquidity and Going Concern

As of June 30, 2020, the Company had an accumulated deficit of $197,579.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the six months ended June 30, 2020, the Company used $5,745 of cash in its operations and had cash on hand of $13,260 as of June 30, 2020.

In 2020, management has taken several actions to alleviate the substantial doubt about the Company’s ability to continue as a going concern that existed as of the date of issuance of the December 31, 2019 consolidated financial statements, including, but not limited to, the following:

•streamlined the Company's operations and reduced its workforce by approximately 35% to lower operating expenses and reduce cash burn;
•conducted a registered direct offering for net proceeds of $7,082;
•invested in the development and reliability of its products;
•restructured the Company's commercial organization and strategy which is showing accelerated adoption; and
•received clearance from the U.S. Food and Drug Administration ("FDA") for Acquired Brain Injury ("ABI") to market the Company's product to a larger patient population increasing the value proposition to its customers.

The Company also received proceeds of $785 in the quarter ended June 30, 2020 and $2,422 subsequent to quarter-end from warrant exercises.

As described in Note 10, Notes payable, net, borrowings under the Company’s secured term loan agreement have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2020, $1,750 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2020 is estimated to be $11,510. With this unrestricted cash balance and the impact of management's actions described above, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, revenue recognition, deferred revenue and the deferral of the associated costs, the valuation of warrants and employee stock options, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information, including the potential future effects of COVID-19. Actual results could differ from those estimates. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

Foreign Currency

The assets and liabilities of foreign subsidiaries and equity investments, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income as a component of stockholders’ (deficit) equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entities' functional currencies, are recorded in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and rental of the EksoNR and EksoGT, associated software (SmartAssist and VariableAssist), the sale and rental of the EksoUE, the sale of accessories, and the sale of support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR or EksoGT, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognizes revenue over the term of the agreement. Revenue from medical device rentals is recognized over the rental term, typically over 12 months.

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale and rental of the upper body exoskeleton (EksoVest) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility. Revenue from industrial device rentals is recognized over the rental term, typically over 12 months.

Refer to Note 7, Revenue Recognition for further information, including revenue disaggregated by source.

Government Grants

The Company accounts for nonreciprocal government grants by applying the contributions received guidance in ASC Topic 958-605 by analogy. To determine if a grant is non-reciprocal or reciprocal and whether the application of ASC 606 is required, the Company considers whether the transfer of resources is one in which commensurate value is exchanged. If commensurate

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
value is not exchanged for the goods or services provided, the Company assesses whether the grant is conditional or unconditional.  Grants that contain both a barrier and right to return are considered conditional and revenue is deferred until such conditions are satisfied. In January 2019, the Company received a government grant from the Singapore Economic Development Board (“SEDB”) in the amount of approximately $1,500. The receipt of the funds is conditional upon certain operational milestones that must be met and maintained through December 31, 2021. Therefore, the Company has not recognized revenue related to the government grant from the SEBD nor received cash from the SEBD during the six months ended June 30, 2020 and prior periods. The Company does not expect to recognize revenue until December 31, 2021.

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

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of June 30, 2020 and December 31, 2019.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

At June 30, 2020, the Company had two customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (10% and 17%), as compared with one customer at December 31, 2019 (11%).

During the three months ended June 30, 2020, the Company had two customers with sales of 10% or more of the Company’s total revenue (11% and 13%), as compared with one customer in the three months ended June 30, 2019 (31%).

During the six months ended June 30, 2020, the Company had no customers with sales of 10% or more of the Company’s total revenue, as compared with one customer in the six months ended June 30, 2019 (21%).

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update will be effective for the Company in the first quarter

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Accounting Pronouncements Adopted in 2020

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the computation of the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the new guidance as of January 1, 2020, which reduced the complexity surrounding the evaluation of goodwill for impairment. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

3.  Restructuring

In May of 2020, the Company streamlined its operations and reduced its workforce by approximately 35% to lower operating expenses and reduce cash burn. The restructuring plan was completed by the end of the second quarter of 2020.

The Company recorded restructuring expense of $244 for the three and six months ended June 30, 2020 comprised of employee severance payments. As of June 30, 2020, there was no accrued restructuring cost remaining on the Company’s condensed consolidated balance sheets.

4. Accumulated Other Comprehensive Income

The following table sets forth the changes to accumulated comprehensive income, net of tax, by component for the six months ended June 30, 2020:

Foreign Currency Translation
Balance at December 31, 2019	$50
Net unrealized loss on foreign currency translation	(20)
Balance at June 30, 2020	$30

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement, are as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2020
Liabilities
Warrant liabilities	$12,361	$—	$—	$12,361
Contingent success fee liability	$—	$—	$—	$—

December 31, 2019
Liabilities
Warrant liabilities	$4,307	$—	$—	$4,307
Contingent success fee liability	$6	$—	$—	$6

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2020, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Success Fee Liability
Balance at December 31, 2019	$4,307	$6
Initial valuation of warrants in connection with June 2020 financing	2,650	—
Loss on revaluation of warrants issued in connection with the June 2020, December 2019, May 2019, and December 2015 equity financings	6,055	—
Gain on revaluation of contingent liability	—	(6)
Reclassification of warrant liability to equity upon exercise of warrants	(651)	—
Balance at June 30, 2020	$12,361	$—

Refer to Note 12. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

6. Inventories, net

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$2,041	$2,208
Work in progress	29	29
Finished goods	314	252
Inventories, net	$2,384	$2,489

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
7. Revenue Recognition

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers and receipt of payment. For the sale of its products, the Company generally recognizes revenue at a point in time through the ship-and-bill performance obligations. For the rental of its products, the Company generally recognizes revenue over the rental term commencing upon the completion of customer training. For service agreements, the Company generally invoices customers at the beginning of the coverage period and records revenue related to the billed amounts over time, equivalent to the coverage period of the maintenance and support contract.

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts (Ekso Care) but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenue consisted of the following:

	June 30, 2020	December 31, 2019
Deferred extended maintenance and support	$2,634	$2,837
Deferred royalties	285	290
Deferred device and rental revenues	117	131
Customer deposits and advances	15	23
Total deferred revenues	3,051	3,281
Less current portion	(1,345)	(1,492)
Deferred revenues, non-current	$1,706	$1,789

Deferred revenue activity consisted of the following for the six months ended June 30, 2020:

Beginning balance	$3,281
Deferral of revenue	674
Recognition of deferred revenue	(904)
Ending balance	$3,051

As of June 30, 2020, the Company’s deferred revenue was $3,051. Excluding customer deposits, the Company expects to recognize approximately $767 of the deferred revenue during the remainder of 2020, $1,060 in 2021, and $1,224 thereafter.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
In addition to deferred revenue, the Company has non-cancellable backlog of $496 related to its contracts for rental units with its customers. These rental contracts are classified as operating leases, typically with 12-month lease terms, and rental income is recognized on a straight-line basis over the lease term.

As of June 30, 2020, and December 31, 2019, accounts receivable, net of allowance for doubtful accounts, were $3,741 and $5,208, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2020:

	EksoHealth	EksoWorks	Total
Device sales	$1,382	$161	$1,543
Service and support	333	—	333
Rentals	197	3	200
Parts and other	69	14	83
Collaborative arrangements	105	—	105
	$2,086	$178	$2,264

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2020:

	EksoHealth	EksoWorks	Total
Device sales	$1,688	$416	$2,104
Service and support	715	—	715
Rentals	478	3	481
Parts and other	223	36	259
Collaborative arrangements	172	—	172
	$3,276	$455	$3,731

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2019:

	EksoHealth	EksoWorks	Total
Device sales	$2,164	$359	$2,523
Service and support	419	—	419
Rentals	252	—	252
Parts and other	5	55	60
Collaborative arrangements	8	—	8
	$2,848	$414	$3,262

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2019:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	EksoHealth	EksoWorks	Total
Device sales	$4,239	$1,076	$5,315
Service and support	844	—	844
Rentals	531	—	531
Parts and other	40	140	180
Collaborative arrangements	8	—	8
	$5,662	$1,216	$6,878

8. Investment in Unconsolidated Affiliate

In May 2020, Company, Zhejiang Youchuang Venture Capital Investment Co., Ltd and another partner (collectively, the “JV Partners”) received notice from the Committee on Foreign Investment in the United States (“CFIUS”) in connection with its review of the Company’s and the JV Partners’ investment in Exoskeleton Intelligent Robotics Co. Limited (the “China JV”). The notice stated that CFIUS’s prior national security concerns regarding the China JV could not be mitigated. In connection with such determination, on July 13, 2020, the Company and the JV Partners entered into a National Security Agreement (“NSA”), which, among other things, requires the termination of the Company’s agreements and role with the China JV. The Company intends to work cooperatively with the JV Partners and CFIUS to implement the terms of the NSA.

In accordance with the above, during the six months ended June 30, 2020, the Company recorded a $66 loss on investment in unconsolidated affiliate in the condensed consolidated statements of operations and comprehensive loss related to the write-off of previously recorded direct costs related to establishing the China JV.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Salaries, benefits and related expenses	$746	$1,098
Device warranty	200	285
Other	234	300
Total	$1,180	$1,683

The current portion of the warranty liability is classified as a component of accrued liabilities, while the long-term portion of the warranty liability is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and six months ended June 30, 2020 is as follows:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Balance at beginning of period	$259	$350
Additions for estimated future expense	55	73
Incurred costs	(85)	(194)
Balance at end of period	$229	$229

	Balance as of June 30, 2020
Current portion	$200
Long-term portion	29
Total	$229

10. Notes Payable, net

Security Loan

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

The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest. Prior to the Company entering into a second amendment to the December 2016 loan agreement as discussed below, the principal balance of the loan was amortized ratably over 36 months maturing on January 1, 2021, at which time all unpaid principal and accrued and unpaid interest would be due and payable in full. A final payment of $245 will be due on the maturity date, of which $240 was accreted as of June 30, 2020 and is included as a component of notes payable on the Company’s condensed consolidated balance sheets.

In December 2016, and pursuant to the loan agreement, the Company entered into a success fee agreement with the lender under which the Company agreed to pay the lender a $250 success fee upon the first to occur of any of the following events: (a) a sale or other disposition by the Company of all or substantially all of its assets; (b) a merger or consolidation of the Company into or with another person or entity; or (c) the closing price per share for the Company’s common stock being $120.00 or more for five successive business days. The fair value of the contingent success fee is re-measured each reporting period with any adjustments in fair value being recognized in the condensed consolidated statements of operations and comprehensive loss. At June 30, 2020, the fair value of the contingent success fee liability was de minimis.

On April 29, 2020 the Company entered into a second amendment to the December 2016 loan agreement to defer principal payments for three months beginning in May 2020 and be re-amortized when principal payments resume on August 1, 2020. During the three-month deferral period the Company is required to make interest only payments. The amended loan agreement modified the original liquidity covenant, which now requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the term loan, which was $1,750 as of June 30, 2020. On June 30, 2020, with cash on hand of $13,260, the Company was compliant with this liquidity covenant and all other covenants.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate of 8.05% for the three months ended June 30, 2020 and 8.80% for the six months ended June 30, 2020. The final payment fee, initial fair value of the success fee and debt issuance costs are accreted/amortized to interest expense using the effective interest method over the life of the loan.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The following table presents scheduled principal payments of the Company’s note payable and final payment fee as of June 30, 2020:

Period	Amount
Remainder of 2020	$1,458
2021	537
Total principal payments	1,995
Less accreted portion of final payment fee, net of issuance cost and success fee discounts	4
Note payable, net	$1,991

Paycheck Protection Program Loan

On April 20, 2020, the Company received an unsecured loan in the principal amount of $1,086 under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration, or the SBA, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or the PPP loan. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. The PPP loan provides for an interest rate of 1.00% per year, and matures two years after the date of initial disbursement. Beginning on the seventh month following the date of initial disbursement, The Company is required to make 18 monthly payments of principal and interest. The PPP loan may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act and the PPP Flexibility Act, the Company may apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations (including where employees of the Company have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in regulations and guidelines adopted by the SBA. While the Company currently believes that the majority of the use of the PPP loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain partial forgiveness of the loan.

The follow table presents the scheduled principal payments of the Company's PPP note payable as of June 30, 2020, shown if the loan is not forgiven:

Period	Amount
Remainder of 2020	$57
2021	770
2022	259
Total principal payments	$1,086

Current portion	$442
Long-term portion	644
Note payable, net	$1,086

11. Lease Obligations

The Company's operating lease agreement for its headquarters and manufacturing facility in Richmond, California, or the Richmond Lease, is for 5 years and expires in May 2022, with no further options to extend or terminate. The lease includes non-lease components (i.e. common area maintenance costs) that are paid separately from rent based on actual costs incurred. In June 2020, the Company entered into an amendment to the Richmond Lease to make a one-time payment of $300 to cover its remaining lease obligations for the remainder of 2020, resulting in a $48 abatement and a lease payment deferral of $79 to be paid in equal monthly installments in 2021.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company's European operations office in Hamburg, Germany has a five-year operating lease agreement with an option to extend for another five-year term. The initial Hamburg lease term ends in July 2022.

The Company’s future lease payments as of June 30, 2020 are as follows, which are presented as lease liabilities, current and lease liabilities on the Company’s condensed consolidated balance sheets:

Period	Operating Leases
Remainder of 2020	$50
2021	589
2022	232
Total lease payments	871
Less: imputed interest	(94)
Present value of lease liabilities	$777

Lease liabilities, current	$269
Lease liabilities, noncurrent	508
Total lease liabilities	$777

Weighted-average remaining lease term (in years)	1.94
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $135 and $130 for the three months ended June 30, 2020 and 2019, respectively, and $273 and $270 for the six months ended June 30, 2020 and 2019, respectively.

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

12. Capitalization and Equity Structure

Reverse Stock Split

After the close of the stock market on March 24, 2020, the Company effected a 1-for-15 reverse split of its common stock. As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of fifteen, rounded up to the nearest whole share, and all common stock per share amounts have been increased by a factor of fifteen, with the exception of the Company's common stock par value and the Company's authorized shares. Amounts affected include common stock outstanding, restricted stock units, common stock underlying stock options and warrants.

Summary

The Company’s authorized capital stock at June 30, 2020 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of June 30, 2020, there were 7,814 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Common Stock

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

June 2020 Common Stock and Warrants to Purchase Common Stock Offering

In June 2020, the Company entered into a securities purchase agreement, or the June 2020 Purchase Agreement, with certain purchasers. Pursuant to the June 2020 Purchase Agreement, the Company agreed to sell in a registered direct offering, or the June 2020 Offering, an aggregate of 1,748 shares of its common stock. Pursuant to such agreement, the Company also agreed to sell, in a concurrent private placement offering, warrants to purchase 874 shares of its common stock, or the June 2020 Investor Warrants. The gross proceeds of the June 2020 Offering and the concurrent private placement offering were $7,890, the June 2020 Gross Proceeds. Each June 2020 Investor Warrant has an exercise price of $5.18 per share, subject to adjustment in certain circumstances, and is exercisable immediately and will expire five and one-half years from issuance, or on December 10, 2025.

As compensation for services provided by the placement agent for the June 2020 Offering, or the Placement Agent, the Company paid a cash fee equal to 7.0% of the June 2020 Gross Proceeds ($552) and a management fee equal to 1.0% of the June 2020 Gross Proceeds ($79), and issued, in a concurrent private placement offering, warrants to purchase shares of the Company's common stock, or the June 2020 Placement Agent Warrants, in an amount equal to up to 7.0% of the aggregate number of shares of common stock sold in the June 2020 Offering, or 122 shares in the aggregate, in substantially the same form as the June 2020 Investor Warrants, except that the June 2020 Placement Agent Warrants will expire five years from the effective date of the June 2020 Offering, or on June 7, 2025, and have an exercise price per share equal to $5.64. In connection with the June 2020 Offering, the Company also incurred $98 in other expenses of the Placement Agent paid for or reimbursed by the Company.

Of the $7,890 in proceeds, $2,650 was allocated to the June 2020 Investor Warrants and June 2020 Placement Agent Warrants, or, collectively, the June 2020 Warrants, based on the fair value method, with the remaining proceeds of $5,240 allocated to the common stock shares sold in the June 2020 Offering. In connection with the June 2020 Offering and concurrent private placement offerings, the Company incurred approximately $1,117 in direct financing costs, including a fair value of $309 of June 2020 Placement Agent Warrants. Financing costs, of $808, excluding the fair value of the June 2020 Placement Agents Warrants were allocated on the fair value basis between the common stock shares sold in the June 2020 Offering and the June 2020 Warrants as follows: $329 was allocated to the June 2020 Warrants and expensed immediately in other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss and $788 was allocated to the common stock shares sold in the June 2020 Offering and recorded as a reduction to additional paid in capital.

At-the-Market Offering

In August 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co. (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent, by methods deemed to be an “at the market offering.” The Company did not sell any shares of common stock under the ATM Agreement during six months ended June 30, 2020 and no prospectus in an effective registration statement filed under the Securities Act is currently available for the sale of shares under the ATM Agreement.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Warrants

Warrant shares outstanding as of December 31, 2019 and June 30, 2020 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2019	Issued	Exercised	Expired	June 30, 2020
June 2020 Investor Warrants	$5.18	5.5	—	874	—	—	874
June 2020 Placement Agent Warrants	$5.64	5	—	122	—	—	122
December 2019 Warrants	$8.10	5	556	—	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	—	52
May 2019 Warrants	$3.52	5	444	—	(223)	—	221
2017 Information Agent Warrants	$22.50	3	13	—	—	—	13
2015 Warrants	$41.25	5	107	—	—	—	107
Pre-2014 warrants	$144.90	9-10	6	—	—	(6)	—
			1,178	996	(223)	(6)	1,945

June 2020 Investor Warrants

In June 2020, the Company issued the June 2020 Investor Warrants, exercisable for up to 874 shares of the Company’s common stock at an exercise price of $5.18 per share. The June 2020 Warrants were issued as exercisable immediately, and will expire five and one-half years from the date of issuance, or on December 10, 2025.

In addition, the June 2020 Investor Warrants contain a cashless exercise provision, whereby, if, at the time a holder exercises its June 2020 Investor Warrants, a registration statement registering the issuance or the resale of the shares of common stock underlying the June 2020 Investor Warrants under the Securities Act is not then effective or available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect to instead receive, upon such exercise (either in whole or in part), the net number of shares of the Company’s common stock determined according to a formula set forth in the June 2020 Investor Warrant. The June 2020 Investor Warrants will be automatically exercised on a cashless basis on their expiration date.
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants.

The June 2020 Investor Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the June 2020 Investor Warrants, as defined in the June 2020 Investor Warrants, the holders of the June 2020 Investor Warrants will be entitled to receive upon exercise of the June 2020 Investor Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the June 2020 Investor Warrants immediately prior to such fundamental transaction. Alternatively, the Company or any successor entity will, at the option of a holder of a June 2020 Investor Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s June 2020 Investor Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s June 2020 Investor Warrant. Because of this put-option provision, the June 2020 Investor Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	June 30, 2020	June 10, 2020
Current share price	$8.40	$3.81
Conversion price	$5.18	$5.18
Risk-free interest rate	0.33%	0.39%
Expected term (years)	5.45	5.5
Volatility of stock	103.71%	96.4%

June 2020 Placement Agent Warrants

In June 2020, the Company issued the June 2020 Placement Agent Warrants, exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025.

Because of the put-option provision in the June 2020 Placement Agent Warrants, these warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	June 30, 2020	June 10, 2020
Current share price	$8.40	$3.81
Conversion price	$5.64	$5.64
Risk-free interest rate	0.29%	0.33%
Expected term (years)	4.95	5
Volatility of stock	105.09%	96.3%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Current share price	$8.40	$5.86
Conversion price	$8.10	$8.10
Risk-free interest rate	0.29%	1.73%
Expected term (years)	4.97	5.5
Volatility of stock	104.9%	95.7%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	June 30, 2020	December 31, 2019
Current share price	$8.40	$5.86
Conversion price	$8.44	$8.44
Risk-free interest rate	0.26%	1.69%
Expected term (years)	4.47	5.0
Volatility of stock	108.17%	93.1%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants) occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants currently have an exercise price of $3.52 per share and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the three months ended June 30, 2020, 223 shares of the May 2019 warrants were exercised.

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

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the May 2019 Warrants:

	June 30, 2020	December 31, 2019
Current share price	$8.40	$5.86
Conversion price	$3.52	$5.70
Risk-free interest rate	0.23%	1.67%
Expected term (years)	3.9	4.4
Volatility of stock	110.9%	93.9%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

2017 Information Agent Warrants

In September 2017, in connection with a rights offering in August 2017, the Company issued warrants (the "2017 Information Agent Warrants") to purchase 13 shares of the Company’s common stock to an information agent. The 2017 Information Agent Warrants have an exercise price of $22.50 per share, and became exercisable immediately upon issuance and will remain exercisable until September 13, 2020. These warrants were recorded in stockholders’ (deficit) equity on the Company’s condensed consolidated balance sheet.

2015 Warrants

In December 2015, the Company issued warrants (the "2015 Warrants") to purchase 141 shares. The 2015 Warrants have an exercise price of $41.25 per share, are immediately exercisable and will remain exercisable until December 23, 2020. The 2015 Warrants contain a put-option provision. Under this provision, while the 2015 Warrants are outstanding, if the Company enters into a Fundamental Transaction, as defined in the 2015 Warrants as a merger, consolidation or similar transaction, the Company or any successor entity shall, at the option of each warrant holder, exercisable at any time concurrently with or within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, the 2015 Warrants are classified as a liability and are marked to market at each reporting date. Through December 31, 2019, 35 shares of the 2015 Warrants were exercised. During the six months ended June 30, 2020, none of the 2015 Warrants were exercised.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Option Pricing Model to measure the fair value of the 2015 Warrants as of:

	June 30, 2020	December 31, 2019
Current share price	$8.40	$5.86
Conversion price	$41.25	$41.25
Risk-free interest rate	0.18%	1.59%
Expected term (years)	0.50	0.99
Volatility of stock	111.94%	98.46%

Pre-2014 Merger Warrants

As a result of the May 2019 Offering, which was a firm commitment underwritten public offering, warrants to purchase 6 shares of the Company's common stock, which were converted from warrants to purchase preferred stock of Ekso Bionics, Inc. at the time of the merger, expired in accordance with their terms.

Subsequent Events

During the third quarter of 2020 through July 28, 2020, the Company received proceeds of $2,422 and issued 468 shares of common stock for the exercise of 468 warrants.

13. Stock-based Compensation

See Note 12, Capitalization and Equity Structure – Reverse Stock Split.

In March 2020, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), to increase the number of shares available for grant by 333 shares.  As of June 30, 2020, the total shares authorized for grant under the 2014 Plan was 1,174, of which 321 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2020, and activity during the six months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	494	$36.64
Options granted	90	5.65
Options exercised	—	—
Options forfeited	(24)	26.49
Options cancelled	(5)	53.09
Balance as of June 30, 2020	555	$31.90	7.81	$246
Vested and expected to vest at June 30, 2020	555	$31.90	7.81	$246
Exercisable as of June 30, 2020	311	$44.31	6.92	$126

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
As of June 30, 2020, total unrecognized compensation cost related to unvested stock options was $2,989. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.4 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes Model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividend yield	—	—	—	—
Risk-free interest rate	N/A(1)	2.09%	1.58%	2.12%
Expected term (in years)	N/A(1)	6	5.6	6
Volatility	N/A(1)	102%	102%	102%
(1) Black-Scholes option pricing model assumptions are not applicable for the three months ended June 30, 2020, as there were no stock options granted during this period.

 Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to employees and non-employee service providers. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the six months ended June 30, 2020 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2019	89	$10.77
Granted	98	3.43
Vested	(12)	5.74
Forfeited	(28)	11.03
Unvested at June 30, 2020	147	$6.20

As of June 30, 2020, $752 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 3.07 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and marketing	$98	$156	$236	$379
Research and development	40	73	113	118
General and administrative	370	328	746	696
	$508	$557	$1,095	$1,193

401(k) Plan Share Match

During the six months ended June 30, 2020, the Company issued 26 shares of common stock to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
statutory limit) for the fiscal year ended December 31, 2019. The expense related to the contribution was $155 for the six months ended June 30, 2020.

14. Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2020, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $539 as of June 30, 2020, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	June 30, 2020	June 30, 2019
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(11,767)	$(3,066)	$(14,301)	$(9,617)
Denominator:
Weighted-average number of shares, basic and diluted	6,261	4,713	6,032	4,526

Net loss per share, basic and diluted	$(1.88)	$(0.65)	$(2.37)	$(2.12)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	555	422	555	422
Restricted stock units	147	16	147	16
Warrants for common stock	1,945	571	1,945	571
Total common stock equivalents	2,647	1,009	2,647	1,009

17. Segment Disclosures

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

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended June 30, 2020
Revenue	$2,086	$178	$2,264
Cost of revenue	860	145	1,005
Gross profit	$1,226	$33	$1,259

Three months ended June 30, 2019
Revenue	$2,848	$414	$3,262
Cost of revenue	1,334	368	1,702
Gross profit	$1,514	$46	$1,560

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	EksoHealth	EksoWorks	Total
Six Months Ended June 30, 2020
Revenue	$3,276	$455	$3,731
Cost of revenue	1,477	358	1,835
Gross profit	$1,799	$97	$1,896

Six Months Ended June 30, 2019
Revenue	$5,662	$1,216	$6,878
Cost of revenue	2,634	1,085	3,719
Gross profit	$3,028	$131	$3,159

Geographic information for revenue based on location of customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	June 30, 2020	June 30, 2019
United States	$1,640	$2,357	$2,888	$4,728
All Other	624	905	843	2,150
	$2,264	$3,262	$3,731	$6,878

18. Related Party Transactions

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

During the six months ended June 30, 2020, the Company sold EksoVest raw material inventory and tooling to the China JV for $45.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

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

Overview

We design, develop and sell exoskeleton technology to augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be used both by able-bodied persons as well as by persons with physical disabilities. We have sold or rented devices that (i) enable individuals with neurological conditions affecting gait (stroke and spinal cord injury) to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

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

EksoHealth

EksoNR, which succeeded our EksoGT. Our EksoNR, is a next generation lower extremity rehabilitation exoskeleton, which is used to allow physicians and therapists to rehabilitate patients who have suffered a stroke or spinal cord injury. With its unique features designed specifically for hospitals and its proprietary SmartAssist software, EksoNR allows for the early mobilization of patients, enabling increased endurance during rehabilitation sessions through higher step counts and for longer periods. The intent is to allow the patient’s central nervous system to take advantage of a person’s neuroplasticity to maximize a patient’s recovery.

EksoUE is a wearable upper body exoskeleton assists patients with a broad range of upper extremity impairments and aims to provide them with a wider active range of motion and increased endurance for rehabilitation sessions of higher intensity.

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

Second Quarter 2020 Highlights

•Reported revenue of $2.3 million in the second quarter of 2020
•Sold 1,747,704 shares of our common stock and warrants to purchase up to 873,852 shares of our common stock at a combined price of $4.51 per share for net proceeds of $7.1 million
•Received PPP loan proceeds of $1.1 million under the CARES Act
•Reduced our workforce by 35% to lower operating expenses and reduce cash burn
•Received FDA clearance to market our EksoNR™ robotic exoskeleton for use with acquired brain injury patients
•Named “Best Healthcare Robotics Company” in 2020 MedTech Breakthrough Awards Program

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this pandemic, public health officials and governments across the world have recommended and mandated actions to curb the spread of the virus. The COVID-19 pandemic and the related responses to the pandemic have caused a significant adverse impact on the global economy, including disruptions to supply chains, sharp increases in unemployment and overall economic uncertainty.

This pandemic has negatively impacted our business, including our employees, suppliers, customers and other business partners. We have seen demand for our exoskeleton products decrease in the current business environment, as many inpatient rehabilitation facilities temporarily shift priorities and and delay capital expenditures. We have seen that the clinical need has not diminished as more data is coming out about the increase prevalence of strokes during this pandemic. As such, we continue to engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our Ekso devices. Although market uncertainties related to the pandemic make it difficult for us to project the full impact on our business and customers, we believe that we are well-positioned to serve our customers when business conditions begin to normalize.

We continue to instruct the majority of our employees to work from home, restrict non-critical business travel and have enhanced the use of personal protective equipment in our facilities.

To align our cost structure to the current business environment, we initially furloughed and subsequently laid-off a portion of our workforce.

Management continues to actively monitor the global situation and its effects on our financial position and operations.

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

Results of Operations

The following table presents our results of operations (in thousands, except percentages):

	Three months ended June 30,
	2020	2019	Change	% Change

Revenue	$2,264	$3,262	$(998)	(31)%
Cost of Revenue	1,005	1,702	(697)	(41)%
Gross profit	1,259	1,560	(301)	(19)%
Operating expenses:
Sales and marketing	1,712	3,039	(1,327)	(44)%
Research and development	452	1,499	(1,047)	(70)%
General and administrative	1,943	2,120	(177)	(8)%
Restructuring	244	—	244	n/m(1)
Total operating expenses	4,351	6,658	(2,307)	(35)%
Loss from operations	(3,092)	(5,098)	2,006	(39)%
Other (expense) income, net:
Interest expense	(38)	(107)	69	(64)%
(Loss) gain on warrant liabilities	(8,574)	2,737	(11,311)	(413)%
Warrant issuance expense	(329)	(706)	377	(53)%
Other income, net	266	108	158	146%
Total other (expense) income, net	(8,675)	2,032	(10,707)	(527)%
Net loss	$(11,767)	$(3,066)	$(8,701)	284%

(1) Not meaningful

Revenue

Revenue decreased $1.0 million, or 31%, for the three months ended June 30, 2020, compared to the same period of 2019. This decrease was comprised of a $0.8 million decrease in EksoHealth revenue and a $0.2 million decrease in EksoWorks revenue primarily due to a decrease in volume of device sales driven by the impact of the COVID-19 pandemic, as our customers shifted their priorities to prepare for and manage their business during the pandemic.

Gross Profit

Gross profit decreased $0.3 million, or 19%, for the three months ended June 30, 2020, compared to the same period of 2019, primarily attributed to decreased volume of device sales.

Operating Expenses

Sales and marketing expenses decreased $1.3 million, or 44%, for the three months ended June 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May 2020 respectively, lower general marketing and trade show activities, and the absence of clinical trials expense due the completion of our main clinical trial in the first quarter of 2019.

Research and development expenses decreased $1.0 million, or 70%, for the three months ended June 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May 2020 respectively, and a decrease in patent and licensing costs.

General and administrative expenses decreased $0.2 million, or 8%, for the three months ended June 30, 2020, compared to the same period of 2019, primarily due to lower consulting expenses.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, the restructuring completed in May 2020, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Total Other (Expense) Income, Net

Interest expense decreased $0.1 million, or 64% for the three months ended June 30, 2020, compared to the same period of 2019, primarily due to a lower principal balance on our term loan.

Loss on warrant liabilities of $8.6 million for the three months ended June 30, 2020 was associated with the revaluation of warrants issued in 2015, 2019 and 2020, compared to a $2.7 million gain associated with the revaluation of warrants issued in 2015 and May 2019 for the three months ended June 30, 2019. The loss on the revaluation of warrant liabilities during the three months ended June 30, 2020 is primarily due to increases in the market price of our common stock on The Nasdaq Capital Market from $2.83 on March 31, 2020 to $8.40 on June 30, 2020, while the comparable quarter's gain upon revaluation of the warrant liabilities were due to decreases in our stock price during the comparable period.

Other income, net for the three months ended June 30, 2020 was $0.3 million, as compared to $0.1 million for the same period of 2019. The primary reason for the increase in income is due to larger unrealized gain on foreign currency revaluations of our inter-company monetary assets and liabilities.

Warrant issuance expense of $0.3 million for the three months ended June 30, 2020 was recorded in connection with our private placement offerings of warrants to purchase common stock concurrently with a registered direct offering of our common stock in June 2020. We incurred $1.1 million in direct financing costs, which were allocated on a relative fair value basis between the common stock and warrant issuances, of which $0.3 million was allocated to warrants and expensed immediately. For the three months ended June 30, 2019 we recorded $0.7 million in warrant issuance expense in connection with our public offering of common stock and warrants to purchase common stock in May 2019.

The following table presents our results of operations (in thousands, except percentages):

	Six months ended June 30,
	2020	2019	Change	% Change

Revenue	$3,731	$6,878	$(3,147)	(46)%
Cost of Revenue	1,835	3,719	(1,884)	(51)%
Gross profit	1,896	3,159	(1,263)	(40)%
Operating expenses:
Sales and marketing	4,232	5,848	(1,616)	(28)%
Research and development	1,163	2,883	(1,720)	(60)%
General and administrative	4,130	4,438	(308)	(7)%
Restructuring	244	—	244	n/m (1)
Total operating expenses	9,769	13,169	(3,400)	(26)%
Loss from operations	(7,873)	(10,010)	2,137	(21)%
Other (expense) income, net:
Interest expense	(90)	(228)	138	(61)%
(Loss) gain on warrant liabilities	(6,055)	1,615	(7,670)	(475)%
Loss on modification of warrants	—	(257)	257	(100)%
Warrant issuance expense	(329)	(706)	377	(53)%
Other income (expense), net	46	(31)	77	(248)%
Total other (expense) income, net	(6,428)	393	(6,821)	(1,736)%
Net loss	$(14,301)	$(9,617)	$(4,684)	49%

(1) Not meaningful

Revenue

Revenue decreased $3.1 million, or 46%, for the six months ended June 30, 2020, compared to the same period of 2019. This decrease was comprised of a $2.4 million decrease in EksoHealth revenue and a $0.7 million decrease in EksoWorks revenue primarily due to a decrease in volume of device sales driven by the impact of the COVID-19 pandemic, as our customers shifted their priorities to prepare for and manage their business during the pandemic.

Gross Profit

Gross profit decreased $1.3 million, or 40%, for the six months ended June 30, 2020, compared to the same period of 2019, primarily attributed to decreased volume of device sales.

Operating Expenses

Sales and marketing expenses decreased $1.6 million, or 28%, for the six months ended June 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May 2020 respectively, lower general marketing and trade show activities, and the absence of clinical trials expense due to the completion of our main clinical trial in the first quarter of 2019.

Research and development expenses decreased $1.7 million, or 60%, for the six months ended June 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May 2020, respectively, and a decrease in patent and licensing costs.

General and administrative expenses decreased $0.3 million, or 7%, for the six months ended June 30, 2020, compared to the same period of 2019, primarily due to a decrease in consulting expense and lower employee compensation from reduced headcount.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, the restructuring completed in May 2020, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Total Other (Expense) Income, Net

Interest expense decreased $0.1 million, or 61% for the six months ended June 30, 2020, compared to the same period of 2019, primarily due to a lower principal balance on our term loan.

Loss on warrant liabilities of $6.1 million for the six months ended June 30, 2020 was associated with the revaluation of warrants issued in 2015, 2019 and 2020, compared to a $1.6 million gain associated with the revaluation of warrants issued in 2015 and May 2019 for the six months ended June 30, 2019. The loss on the revaluation of warrant liabilities during the six months ended June 30, 2020 is primarily due to increases in the market price of our common stock on The Nasdaq Capital Market from $5.86 on December 31, 2019 to $8.40 on June 30, 2020, while the comparable period's gains upon revaluation of the warrant liabilities are primarily due to decreases in our stock price during the comparable period.

Warrant issuance expense of $0.3 million for the six months ended June 30, 2020 was recorded in connection with our private placement offerings of warrants to purchase common stock concurrently with a registered direct offering of our common stock in June 2020. We incurred $1.1 million in direct financing costs, which were allocated on a relative fair value basis between the common stock and warrant issuances, of which $0.3 million was allocated to warrants and expensed immediately. For the six months ended June 30, 2019 we recorded $0.7 million in warrant issuance expense in connection with our public offering of common stock and warrants to purchase common stock in May 2019.

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

Liquidity and Capital Resources

As of June 30, 2020, we had an accumulated deficit of $197.6 million.  Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of such technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. In the six months ended June 30, 2020, we used $5.7 million of cash in our operations and had cash on hand of $13.3 million as of June 30, 2020.

In 2020, management has taken several actions to alleviate the substantial doubt about the our ability to continue as a going concern that existed as of the date of issuance of the December 31, 2019 consolidated financial statements, including, but not limited to, the following:

•streamlined our operations and reduced our workforce by approximately 35% to lower operating expenses and reduce cash burn;
•conducted a registered direct offering of 1,747,704 shares of our common stock for net proceeds of $7.1 million;
•invested in the development and reliability of our products;
•restructured our commercial organization and strategy which is showing accelerated adoption;
•received FDA clearance for ABI to market our product to a larger patient population increasing the value proposition to our customers.

We have also received proceeds of $0.8 million in the quarter ended June 30, 2020 and $2.4 million subsequent to quarter end from warrant exercises.

As described in Note 10. Notes Payable, net in the notes to our condensed consolidated financial statements, borrowings under our secured term loan agreement have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2020, $1.8 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2020 is estimated to be $11.5 million. With this unrestricted cash balance and the impact of management's actions described above, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

Our actual capital requirements may vary significantly and will depend on many factors. We plan to continue our investments in our (i) sales initiatives to accelerate adoption of the Ekso robotic exoskeleton in the rehabilitation market, (ii) research, development and commercialization activities with respect to exoskeletons for rehabilitation, and (iii) development and commercialization of able-bodied exoskeletons for industrial use. Consequently, we may require significant additional financing in the future, which we intend to raise through corporate collaborations, public or private equity offerings, debt financings, or warrant solicitations. Sales of additional equity securities by us could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may be required to further reduce our discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). We held no cash equivalents for any of the periods presented.

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(5,745)	$(9,708)
Net cash used in investing activities	—	(60)
Net cash provided by financing activities	8,160	15,368
Effect of exchange rate changes on cash	(27)	7
Net increase in cash	2,388	5,607
Cash at the beginning of the period	10,872	7,655
Cash at the end of the period	$13,260	$13,262

Net Cash Used in Operating Activities

Net cash used in operations decreased $4.0 million, or 41%, for the six months ended June 30, 2020, compared to the same period of 2019 primarily due to the reduction in operating expenses by improving overall operational efficiencies, including but not limited to, the reduction of employee headcount. In addition, increased collection efforts resulted in higher accounts receivable collections.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $8.2 million for the six months ended June 30, 2020 was from the sale of our common stock for net proceeds of $7.1 million in connection with the equity financing in June 2020, proceeds of $1.1 million from our PPP loan, and proceeds of $0.8 million from the exercise of May 2019 Warrants, partially offset by to aggregate principal payments of $0.8 million against our term loan.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2020, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Notes payable, principal and interest	$3,142	$2,497	$645	$—	$—
Facility operating leases	777	269	508	—	—
Purchase obligations	539	539	—	—	—
Financing lease	3	3	—	—	—
Total	$4,461	$3,308	$1,153	$—	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.5 million as of June 30, 2020, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Item 1A. Risk Factors

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report or in Part II – Item 1A – “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2020 (the “Q1 Report”). Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below or in our Annual Report or Q1 Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from our past, or anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

The recently announced Committee on Foreign Investment in the United States determination requires us to terminate our China JV, which will adversely impact our ability to expand operations globally and in particular, in China.

As previously disclosed, following U.S. government inquiries regarding the China JV, the Company and the China JV formally submitted a joint voluntary notice to CFIUS in December 2019 to review the transaction. CFIUS subsequently inquired about our legacy work for the U.S. government as well as technology transfers and other aspects of the China JV and, in February 2020, imposed interim measures to mitigate identified concerns pending completion of its investigation. These measures temporarily suspended our contributions to the China JV and other integration activities for the China JV.

On May 19, 2020, we received notice from CFIUS in connection with its review of our and the JV Partners’ investment the China JV. The notice states that CFIUS’s prior national security concerns regarding the JV could not be mitigated.

In connection with such determination, on July 13, 2020, we and the JV Partners entered into the NSA, which, among other things, requires the termination of our agreements and role with the China JV. We intend to work cooperatively with the JV Partners and CFIUS to implement the terms of the NSA.

Although the termination of the China JV is not expected to have a material impact on our operations during the remainder of 2020, if we are unable to efficiently identify and partner with other global manufacturing sources and Asia-based distributors, we may not be able to reduce the cost of manufacturing our products or increase sales in Asia in a cost-effective manner, which could have a material adverse effect on our financial results in future periods.

The recent novel coronavirus (COVID-19) outbreak could materially adversely affect our financial condition and results of operations.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States where we have our headquarters. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Federal, state and local authorities in the United States, like their counterparts in many other countries, have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This unprecedented spread of disease may affect our operations by causing a period of business disruption, the duration of which we cannot predict. There is considerable uncertainty regarding such measures and potential future measures, including restrictions on our access to our facilities or our customers’ access to their facilities, the impact on our suppliers or other vendors in our supply chain, our ability to our support operations or workforce, restrictions on employee travel, and restrictions or disruptions of transportation and delays or disruptions in our supply chain, all of which could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

As a small company that operates with a limited number of employees, the impact of the disease may disproportionately hurt our operations. Further, our business insurance may not provide coverage against economic loss or claims specifically tied to COVID-19 or any other disease. COVID-19 presents many challenges that are without precedent. Since the outbreak, we have reduced our headcount by furloughing, and subsequently laying off, a portion of our workforce to reduce expenses and adjust operations, temporarily closed our headquarters, and have experienced delays in our supply chain and customer orders. As a result of some of these changes, we have adapted our support, training and service models to ensure customers are able to continue their programs without interruption and without our personnel present at our customers’ facilities. We have also applied and received a loan under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act) administered by the U.S. Small Business Administration See “Notes Payable, net” in our notes to our condensed consolidated financial statements.

As a result of some of these restrictions and the outbreak we may face increased risks. For example, many of our customers are not able to access their facilities, are not performing elective surgeries and are sending patients home sooner than they otherwise would, all of which may reduce their need for our products and impact their decisions as to leasing or acquiring our products. A greater number of our employees are working from home, which exposes us to a greater risk of cybersecurity breaches and cyber-liability due to the increased levels of remote access create additional opportunities for exploiting our data security vulnerabilities. Our clinical participants, vendors, employees, suppliers or others may allege they became sick due to our negligence. In addition, there could be a potential effect of a slowdown at FDA, which could result in delays of regulatory correspondence that are necessary for us to maintain or advance our product candidates in clinical studies. Further, the COVID-19 outbreak may adversely impact our ability to file on a routine and timely basis our obligations under federal securities laws, present new data to the public and attend professional conferences, reach out to institutional investors through in-person meetings, engage in partnering discussions or conduct other activities necessary to the success of our business. In addition, global stock markets have reacted negatively since the COVID-19 outbreak, and many economists are projecting a sharp economic slowdown, which could result in a recession. Market volatility due to the outbreak may impact our ability to access the capital markets or ability to obtain financing on favorable terms or at all, which may affect our liquidity. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact business and the economy is uncertain, but we anticipate the impact to our business to last at least until the period ended December 31, 2020

The extent to which the coronavirus will continue to impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain, including the duration of the outbreak and continued severity, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The significance of the impact of the COVID-19 outbreak to us remains unclear at this time; however, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at any of the manufacturing facilities used to create our products, could increase our costs and reduce our sales.

Item 6. Exhibits

Exhibit Number	Description

10.1
Second Amendment to Loan and Security Agreement, dated April 29, 2020, by and between Western Alliance Bank, Ekso Bionics Holdings, Inc. and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 30, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (“XBRL”):
• unaudited condensed consolidated balance sheets;
• unaudited condensed consolidated statements of operations and comprehensive income (loss);
• unaudited condensed consolidated statements of stockholders’ (deficit) equity;
• unaudited condensed consolidated statement of cash flows; and
• notes to unaudited condensed consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: July 30, 2020	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: July 30, 2020	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)