Form 10-Q
period 2020-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2020-10-29
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

The number of shares of registrant’s common stock outstanding as of October 26, 2020 was 8,316,308.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2020	December 31, 2019
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$14,549	$10,872
Accounts receivable, net of allowances of $20 and $121, respectively	4,450	5,208
Inventories, net	2,180	2,489
Prepaid expenses and other current assets	370	238
Total current assets	21,549	18,807
Property and equipment, net	1,033	1,657
Right-of-use assets	786	1,084
Goodwill	—	189
Other assets	118	178
Total assets	$23,486	$21,915
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,813	$1,903
Accrued liabilities	1,566	1,683
Deferred revenues, current	1,448	1,492
Notes payable, net, current	—	2,333
Lease liabilities, current	406	421
Total current liabilities	5,233	7,832
Deferred revenues	1,810	1,789
Notes payable, net	3,079	407
Lease liabilities	373	711
Warrant liabilities	4,560	4,307
Other non-current liabilities	30	72
Total liabilities	15,085	15,118
Commitments and contingencies (Note 16)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 8,316 and 5,795 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8	6
Additional paid-in capital	203,905	190,019
Accumulated other comprehensive (loss) income	(385)	50
Accumulated deficit	(195,127)	(183,278)
Total stockholders’ equity	8,401	6,797
Total liabilities and stockholders’ equity	$23,486	$21,915

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,897	$3,319	$6,628	$10,197
Cost of revenue	1,084	1,569	2,919	5,288
Gross profit	1,813	1,750	3,709	4,909

Operating expenses:
Sales and marketing	1,740	2,818	5,972	8,666
Research and development	599	1,149	1,762	4,032
General and administrative	1,706	1,573	5,836	6,011
Impairment of goodwill	189	—	189	—
Restructuring	—	—	244
Total operating expenses	4,234	5,540	14,003	18,709

Loss from operations	(2,421)	(3,790)	(10,294)	(13,800)

Other income (expense), net:
Interest expense	(23)	(88)	(113)	(316)
Gain (loss) on revaluation of warrant liabilities	4,476	4,430	(1,579)	6,045
Loss on modification of warrant	—	—	—	(257)
Warrant issuance expense	—	—	(329)	(706)
Other income (expense), net	420	(346)	466	(377)
Total other income (expense), net	4,873	3,996	(1,555)	4,389

Net income (loss)	$2,452	$206	$(11,849)	$(9,411)
Other comprehensive (loss) income	(415)	324	(435)	366
Comprehensive income (loss)	$2,037	$530	$(12,284)	$(9,045)

Basic net income (loss) per share applicable to common shareholders	$0.30	$0.04	$(1.75)	$(2.01)
Diluted net (loss) income per share applicable to common shareholders	$(0.01)	$0.04	$(1.78)	$(2.01)

Weighted average number of shares outstanding, basic	8,236	4,996	6,772	4,684
Weighted average number of shares outstanding, diluted	8,379	4,997	6,829	4,684

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,795	$6	$190,019	$50	$(183,278)	$6,797
Net loss	—	—	—	—	—	—	(2,534)	(2,534)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	26	—	155	—	—	155
In lieu of cash compensation	—	—	9	—	50	—	—	50
Shares issued as a result of rounding due to reverse-stock split	—	—	13	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	587	—	—	587
Foreign currency translation adjustments	—	—	—	—	—	173	—	173
Balance at March 31, 2020	—	—	5,843	6	190,811	223	(185,812)	5,228
Net loss	—		—	—	—	—	(11,767)	(11,767)
Issuance of common stock under:
Equity financing, net	—	—	1,748	2	7,080	—	—	7,082
Exercise of warrants	—	—	223	—	1,436	—	—	1,436
Issuance of warrants	—	—	—	—	(2,322)	—	—	(2,322)
Stock-based compensation expense	—	—	—	—	508	—	—	508
Foreign currency translation adjustments	—	—	—	—	—	(193)	—	(193)
Balance at June 30, 2020	—	—	7,814	8	197,513	30	(197,579)	(28)
Net income	—	—	—	—	—	—	2,452	2,452
Issuance of common stock under:								—
Equity incentive plan	—	—	2	—	—	—	—	—
Exercise of warrants	—	—	500	—	5,875	—	—	5,875
Stock-based compensation expense	—	—	—	—	517	—	—	517
Foreign currency translation adjustments	—	—	—	—	—	(415)	—	(415)
Balance at September 30, 2020	—	$—	8,316	$8	$203,905	$(385)	$(195,127)	$8,401

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	4,198	$4	$173,962	$(92)	$(171,146)	$2,728
Net loss	—	—	—	—	—	—	(6,551)	(6,551)
Issuance of common stock under:
Equity financing, net	—	—	291	—	7,305	—	—	7,305
Equipois sales earn-out	—	—	1	—	22	—	—	22
Equity incentive plan	—	—	3	—	55	—	—	55
Matching contribution to 401(k) plan	—	—	9	—	191	—	—	191
Stock-based compensation expense	—	—	—	—	636	—	—	636
Foreign currency translation adjustments	—	—	—	—	—	148	—	148
Balance at March 31, 2019	—	—	4,502	4	182,171	56	(177,697)	4,534
Net loss	—	—	—	—	—	—	(3,066)	(3,066)
Issuance of common stock under:
Equity financing, net	—	—	444	—	2,393	—	—	2,393
Equipois sales earn-out	—	—	9	—	173	—	—	173
Equity incentive plan	—	—	37	—	919	—	—	919
Stock-based compensation expense	—	—	—	—	557	—	—	557
Foreign currency translation adjustments	—	—	—	—	—	(106)	—	(106)
Balance at June 30, 2019	—	—	4,992	4	186,213	(50)	(180,763)	5,404
Net income	—	—	—	—	—	—	206	206
Issuance of common stock under:	—	—						—
Equity incentive plan	—	—	4	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	487	—	—	487
Foreign currency translation adjustments	—	—	—	—	—	324	—	324
Balance at September 30, 2019	—	$—	4,996	$4	$186,700	$274	$(180,557)	$6,421

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(11,849)	$(9,411)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	465	519
Provision for excess and obsolete inventories	101	29
Changes in allowance for doubtful accounts	43	63
Loss of impairment of goodwill	189	—
Loss (gain) on revaluation of warrant liabilities	1,579	(6,045)
Finance cost attributable to issuance of warrants	329	706
Stock-based compensation expense	1,612	1,680
Amortization of debt discount, change in contingent liability and accretion of final payment fee	27	56
Gain on modification of operating lease liabilities	(38)	—
Loss on investment of unconsolidated affiliate	66	—
Common stock contribution to 401(k) plan	155	113
Loss on modification of warrants	—	257
Unrealized (gain) loss on foreign currency transactions	(424)	384
Changes in operating assets and liabilities:
Accounts receivable	715	(1,608)
Inventories	368	195
Prepaid expenses, operating lease right-of-use assets, and other assets current and noncurrent	169	95
Accounts payable	(90)	(1,772)
Accrued and lease liabilities	(409)	(185)
Deferred revenues	(23)	647
Net cash used in operating activities	(7,015)	(14,277)
Investing activities:
Acquisition of property and equipment	—	(60)
Net cash used in investing activities	—	(60)
Financing activities:
Proceeds from issuance of common stock and warrants, net	7,082	16,325
Principal payments on note payable	(1,278)	(1,783)
Payment of remaining balance of long-term debt	(1,512)	—
Proceeds from issuance of long-term debt, net	3,078	—
Proceeds from exercise of warrants, net	3,334	—
Proceeds from exercise of stock options	—	228
Net cash provided by financing activities	10,704	14,770
Effect of exchange rate changes on cash	(12)	(30)
Net increase in cash	3,677	403
Cash at beginning of period	10,872	7,655
Cash at end of period	$14,549	$8,058

Supplemental disclosure of cash flow activities
Cash paid for interest	$86	$255
Cash paid for income taxes	6	8

Supplemental disclosure of non-cash activities
Initial recognition of operating lease right-of-use assets	$—	$1,454
Initial recognition of operating lease liabilities	—	1,498
Transfer of inventory to property and equipment	(160)	(195)
Share issuance for common stock contribution to 401(k) plan	155	191
Share issuance in lieu of cash compensation	50	919
Equipois sales earn-out	—	22

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

All common stock share and per share amounts have been adjusted to reflect the one-for-fifteen reverse stock split effected on March 24, 2020. See Note 13, Capitalization and Equity Structure – Reverse Stock Split.

Liquidity and Going Concern

As of September 30, 2020, the Company had an accumulated deficit of $195,127.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2020, the Company used $7,015 of cash in its operations and had cash on hand of $14,549 as of September 30, 2020.

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
•paid off the entire amount of $1,512 of the Company's indebtedness to Western Alliance Bank with proceeds from a new loan of $2,000 from Pacific Western Bank. The terms of the new loan agreement include monthly interest-only payments over the next three years.
•invested in the development and reliability of its products;
•restructured the Company's commercial organization and strategy which is showing continued adoption; and
•received clearance from the U.S. Food and Drug Administration ("FDA") for Acquired Brain Injury ("ABI") to market the Company's product to a larger patient population increasing the value proposition to its customers.

The Company also received proceeds of $3,334 from warrant exercises in the nine months ended September 30, 2020.

As described in Note 11, Notes payable, net, borrowings under the Company’s new secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2020, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2020 is estimated to be $12,549. With this unrestricted cash balance and the impact of management's actions described above, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Impairment of Goodwill

Impairment of goodwill is calculated using the simplified method, whereby the Company compares the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired. If the carrying value of net assets exceeds the fair value of the reporting unit, then goodwill is considered impaired and an impairment charge equal to that difference is recorded.

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

Refer to Note 8, Revenue Recognition for further information, including revenue disaggregated by source.

Government Grants

The Company accounts for nonreciprocal government grants by applying the contributions received guidance in ASC Topic 958-605 by analogy. To determine if a grant is non-reciprocal or reciprocal and whether the application of ASC 606 is required, the Company considers whether the transfer of resources is one in which commensurate value is exchanged. If commensurate value is not exchanged for the goods or services provided, the Company assesses whether the grant is conditional or unconditional.  Grants that contain both a barrier and right to return are considered conditional and revenue is deferred until such conditions are satisfied. In January 2019, the Company received a government grant from the Singapore Economic Development Board (“SEDB”) in the amount of approximately $1,500. The receipt of the funds is conditional upon certain operational milestones that must be met and maintained through December 31, 2021. Therefore, the Company has not recognized revenue related to the government grant from the SEBD nor received cash from the SEBD during the nine months ended September 30, 2020 and prior periods. The Company does not expect to recognize revenue until December 31, 2021.

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

Accounts receivable are derived from the sale of products shipped to and services performed for customers. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and records an allowance for credit losses, as needed. The Company has not experienced any material losses related to accounts receivable as of September 30, 2020 and December 31, 2019.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling foreign currency denominated accounts receivable.

At September 30, 2020, the Company had two customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (10% and 15%), as compared with one customer at December 31, 2019 (11%).

During the three months ended September 30, 2020, the Company had one customer with sales of 10% or more of the Company’s total revenue (13%), as compared with one customer in the three months ended September 30, 2019 (12%).

During the nine months ended September 30, 2020, the Company had no customers with sales of 10% or more of the Company’s total revenue, as compared with one customer in the nine months ended September 30, 2019 (19%).

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update will be effective for the Company in the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2020. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

The Company recorded restructuring expense of $244 for the nine months ended September 30, 2020 comprised of employee severance payments. As of September 30, 2020, there was no accrued restructuring cost remaining on the Company’s condensed consolidated balance sheets.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
4.     Goodwill

The Company previously maintained a goodwill balance as a result of a prior acquisition of intangible assets from Equipois, LLC in December 2015 consisting of mechanical balance and support arms technologies, including the rights to the ZeroG product.

As a result of declining sales and gross margin and overall uncertainty about the future of the ZeroG product line, the Company performed an impairment assessment of goodwill utilizing the simplified method, which lead to in an impairment of goodwill of $189 reducing the goodwill balance to zero. In estimating the fair value, the Company utilized a discount cash flow model, which is dependent on a number of assumptions, most significantly forecasted revenues and operation profit margins. The following table sets forth the changes to goodwill for the nine months ended September 30, 2020:

Goodwill
Balance at December 31, 2019	$189
Loss on impairment of goodwill	(189)
Balance at September 30, 2020	$—

5.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes to accumulated comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2020:

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$50
Net unrealized loss on foreign currency translation	(435)
Balance at September 30, 2020	$(385)

6.    Fair Value Measurements

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement, are as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2020
Liabilities
Warrant liabilities	$4,560	$—	$—	$4,560

December 31, 2019
Liabilities
Warrant liabilities	$4,307	$—	$—	$4,307
Contingent success fee liability	$6	$—	$—	$6

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2020, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Success Fee Liability
Balance at December 31, 2019	$4,307	$6
Initial valuation of warrants in connection with June 2020 financing	2,650	—
Loss on revaluation of warrants issued in connection with the June 2020, December 2019, May 2019, and December 2015 equity financings	1,579	—
Gain on revaluation of contingent liability	—	(6)
Reclassification of warrant liability to equity upon exercise of warrants	(3,976)	—
Balance at September 30, 2020	$4,560	$—

Refer to Note 13. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

7.    Inventories, net

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$2,020	$2,208
Work in progress	—	29
Finished goods	160	252
Inventories, net	$2,180	$2,489

8.    Revenue Recognition

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

Deferred revenue consisted of the following:

	September 30, 2020	December 31, 2019
Deferred extended maintenance and support	$2,823	$2,837
Deferred royalties	282	290
Deferred device and rental revenues	146	131
Customer deposits and advances	7	23
Total deferred revenues	3,258	3,281
Less current portion	(1,448)	(1,492)
Deferred revenues, non-current	$1,810	$1,789

Deferred revenue activity consisted of the following for the nine months ended September 30, 2020:

Beginning balance	$3,281
Deferral of revenue	1,256
Recognition of deferred revenue	(1,279)
Ending balance	$3,258

As of September 30, 2020, the Company’s deferred revenue was $3,258. Excluding customer deposits, the Company expects to recognize approximately $507 of the deferred revenue during the remainder of 2020, $1,244 in 2021, and $1,507 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $504 related to its contracts for rental units with its customers. These rental contracts are classified as operating leases, typically with 12-month lease terms, and rental income is recognized on a straight-line basis over the lease term.

As of September 30, 2020, and December 31, 2019, accounts receivable, net of allowance for doubtful accounts, were $4,450 and $5,208, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2020:

	EksoHealth	EksoWorks	Total
Device sales	$2,018	$127	$2,145
Service and support	455	—	455
Rentals	178	7	185
Parts and other	32	24	56
Collaborative arrangements	56	—	56
	$2,739	$158	$2,897

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2020:

	EksoHealth	EksoWorks	Total
Device sales	$3,706	$543	$4,249
Service and support	1,170	—	1,170
Rentals	656	10	666
Parts and other	255	60	315
Collaborative arrangements	228	—	228
	$6,015	$613	$6,628

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2019:

	EksoHealth	EksoWorks	Total
Device sales	$2,449	$289	$2,738
Service and support	67	—	67
Rentals	208	—	208
Parts and other	257	31	288
Collaborative arrangements	18	—	18
	$2,999	$320	$3,319

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2019:

	EksoHealth	EksoWorks	Total
Device sales	$6,688	$1,365	$8,053
Service and support	911	—	911
Rentals	739	—	739
Parts and other	297	171	468
Collaborative arrangements	26	—	26
	$8,661	$1,536	$10,197

9.    Investment in Unconsolidated Affiliate

In May 2020, the Company, Zhejiang Youchuang Venture Capital Investment Co., Ltd and another partner (collectively, the “JV Partners”) received notice from the Committee on Foreign Investment in the United States (“CFIUS”) in connection with

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
its review of the Company’s and the JV Partners’ investment in Exoskeleton Intelligent Robotics Co. Limited (the “China JV”). The notice stated that CFIUS’s prior national security concerns regarding the China JV could not be mitigated. In connection with such determination, on July 13, 2020, the Company and the JV Partners entered into a National Security Agreement (“NSA”), which, among other things, requires the termination of the agreements underlying the China JV and prohibits the Company from providing technology or services to the China JV. On August 12, 2020, the Company and the JV Partners agreed to terminate the agreements underlying the China JV.

In accordance with the above, during the nine months ended September 30, 2020, the Company recorded a $66 loss on investment in unconsolidated affiliate in the condensed consolidated statements of operations and comprehensive loss related to the write-off of previously recorded direct costs related to establishing the China JV.

10.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Salaries, benefits and related expenses	$1,162	$1,098
Device warranty	206	285
Other	198	300
Total	$1,566	$1,683

The current portion of the warranty liability is classified as a component of accrued liabilities, while the long-term portion of the warranty liability is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability is as follows:

	Three months ended	Nine months ended
	September 30, 2020
Balance at beginning of period	$229	$350
Additions for estimated future expense	83	156
Incurred costs	(76)	(270)
Balance at end of period	$236	$236

	Balance as of September 30, 2020
Current portion	$206
Long-term portion	30
Total	$236

11.    Notes Payable, net

PWB Term Loan

In December 2016, the Company entered into a loan agreement with Western Alliance Bank ("WAB loan") and received a loan in the principal amount of $7,000 that bears interest on the outstanding daily balance at a floating per annum rate equal to the 30-day U.S. LIBOR plus 5.41%. The Company was required to pay accrued interest on the current loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest maturing in January 2021. On April 29, 2020 the Company entered into a second amendment to the December 2016 loan agreement to defer principal payments for three months beginning in May 2020 and be re-amortized when principal payments resume on August 1, 2020. During the three-month deferral period the Company was required to make interest only payments.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate for the WAB loan of 7.55% for the three months ended September 30, 2020 and 8.49% for the nine months ended September 30, 2020. The final payment fee, initial fair value of the success fee and debt issuance costs were accreted/amortized to interest expense using the effective interest method over the life of the loan.

In August 2020, the Company entered into a new loan agreement (the "PWB Loan Agreement") with a different lender, Pacific Western Bank, and received a loan in the principal amount of $2,000 (the "PWB Term Loan") that bears interest on the outstanding daily balance at a rate equal to the greater of: (a) 0.50% above the variable rate of interest announced by the lender as its “prime rate” then in effect; or (b) 4.50%. The PWB Loan Agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

The proceeds of the PWB Term Loan were used to pay off the entire amount of the Company's indebtedness to Western Alliance Bank which amounted to $1,512. Pursuant to the PWB Loan Agreement, the remainder of the PWB Term Loan proceeds may be used for general corporate purposes which totaled $480.

The Company is required to pay accrued interest on the current loan on the 13th day of each month through and including August 13, 2023. The principal balance of the PWB Term Loan matures on August 13, 2023, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. The interest rate of the PWB Term Loan is subject to increase in the event of late payments and after occurrence of and during the continuation of an event of default. Upon maturity, all unpaid principal and accrued and unpaid interest shall be due and payable in full. The Company may elect to prepay the PWB Term Loan at any time, in whole or in part, without penalty or premium.

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of September 30, 2020. On September 30, 2020, with cash on hand of $14,549, the Company was compliant with this liquidity covenant.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 4.620% for the three months and nine months ended September 30, 2020. The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s note payable as of September 30, 2020:

Period	Amount
2020 - 2022	$—
2023	2,000
Total principal payments	2,000
Less debt discounts and issuance costs	7
Note payable, net	$1,993

Paycheck Protection Program Loan

On April 20, 2020, the Company received an unsecured loan in the principal amount of $1,086 under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration, or the SBA, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or the PPP loan. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. The PPP loan provides for an interest rate of 1.00% per year, and matures two years after the date of initial disbursement, with initial principal and interest payments coming due late in fiscal 2021. The PPP loan may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act and the PPP Flexibility Act, the Company may apply for and be granted forgiveness for all or a portion of loan granted under the PPP loan, with such forgiveness to be determined, subject to limitations (including where

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
employees of the Company have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in regulations and guidelines adopted by the SBA. While the Company currently believes that the majority of the use of the PPP loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain partial forgiveness of the loan.

The follow table presents the scheduled principal payments of the Company's PPP loan note payable as of September 30, 2020, shown if the loan is not forgiven:

Period	Amount
Remainder - 2020	$—
2021	—
2022	530
2023	556
Total principal payments	$1,086

Current portion	$—
Long-term portion	1,086
Note payable, net	$1,086

12.    Lease Obligations

The Company's five-year operating lease agreement for its headquarters and manufacturing facility in Richmond, California, or the Richmond Lease, expires in May 2022, with no further options to extend or terminate. The lease includes non-lease components (i.e. common area maintenance costs) that are paid separately from rent based on actual costs incurred. In June 2020, the Company entered into an amendment to the Richmond Lease to make a one-time payment of $300 to cover its remaining lease obligations for the remainder of 2020, resulting in a $48 abatement and a lease payment deferral of $79 to be paid in equal monthly installments in 2021.

The Company's five-year operating lease agreement for its European operations office in Hamburg, Germany expires in July 2022. It has an option to extend for another five-year term.

The Company’s future lease payments as of September 30, 2020 are as follows, which are presented as lease liabilities, current and lease liabilities on the Company’s condensed consolidated balance sheets:

Period	Operating Leases
Remainder of 2020	$26
2021	593
2022	235
Total lease payments	854
Less: imputed interest	(75)
Present value of lease liabilities	$779

Lease liabilities, current	$406
Lease liabilities, noncurrent	373
Total lease liabilities	$779

Weighted-average remaining lease term (in years)	1.69
Weighted-average discount rate	10.5%

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Lease expense under the Company’s operating leases was $132 and $134 for the three months ended September 30, 2020 and 2019, respectively, and $405 and $404 for the nine months ended September 30, 2020 and 2019, respectively.

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

Summary

The Company’s authorized capital stock at September 30, 2020 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of September 30, 2020, there were 8,316 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Of the $7,890 in proceeds, $2,650 was allocated to the June 2020 Investor Warrants and June 2020 Placement Agent Warrants, or, collectively, the June 2020 Warrants, based on the fair value method, with the remaining proceeds of $5,240 allocated to the common stock shares sold in the June 2020 Offering. In connection with the June 2020 Offering and concurrent private placement offerings, the Company incurred approximately $1,117 in direct financing costs, including a fair value of $309 of June 2020 Placement Agent Warrants. Financing costs of $808, excluding the fair value of the June 2020 Placement Agents Warrants, were allocated on the fair value basis between the common stock shares sold in the June 2020 Offering and the June 2020 Warrants, as follows: $329 was allocated to the June 2020 Warrants and expensed immediately in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and $479 was allocated to the common stock shares sold in the June 2020 Offering and recorded as a reduction to additional paid in capital. The direct financing cost of $309 associated with the June 2020 Placement Agent warrants was also allocated to the common stock shares sold in the June 2020 Offering and recorded as a reduction to additional paid in capital.

At-the-Market Offering

Subsequent to quarter-end, in October 2020, the Company entered into an At-The-Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-239203) (the “Registration Statement”), which was declared effective by the SEC on June 26, 2020, and a related prospectus supplement filed with the SEC on October 9, 2020 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $7,500 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share.

In August 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the "Cantor Agreement"). Prior to entering into the ATM Agreement, the Company terminated the Cantor Agreement in September 2020.

The Company did not sell any shares of common stock under the Cantor Agreement during nine months ended September 30, 2020, nor did the Company sell shares of common stock under the ATM Agreement during the fourth quarter through October 26, 2020.

Warrants

Warrant shares outstanding as of December 31, 2019 and September 30, 2020 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2019	Issued	Exercised	Expired	September 30, 2020
June 2020 Investor Warrants	$5.18	5.5	—	874	(477)	—	397
June 2020 Placement Agent Warrants	$5.64	5	—	122	—	—	122
December 2019 Warrants	$8.10	5	556	—	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	—	52
May 2019 Warrants	$3.52	5	444	—	(246)	—	198
2017 Information Agent Warrants	$22.50	3	13	—	—	(13)	—
2015 Warrants	$41.25	5	107	—	—	—	107
Pre-2014 warrants	$144.90	9-10	6	—	—	(6)	—
			1,178	996	(723)	(19)	1,432

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	September 30, 2020	June 10, 2020
Current share price	$4.75	$3.81
Conversion price	$5.18	$5.18
Risk-free interest rate	0.26%	0.39%
Expected term (years)	5.19	5.5
Volatility of stock	104.12%	96.4%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	September 30, 2020	June 10, 2020
Current share price	$4.75	$3.81
Conversion price	$5.64	$5.64
Risk-free interest rate	0.26%	0.33%
Expected term (years)	4.69	5
Volatility of stock	106.83%	96.3%

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering"), the Company issued warrants (the "December 2019 Warrants") to purchase 556 shares of common stock. The December 2019 Warrants have an exercise price of $8.10 per share and will be exercisable six months and one day from their issuance date, or from and after June 21, 2020, and will expire five years from the date they initially became exercisable, or on June 21, 2025. During the nine months ended September 30, 2020, 477 shares of the December 2019 Warrants were exercised.

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

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	September 30, 2020	December 31, 2019
Current share price	$4.75	$5.86
Conversion price	$8.10	$8.10
Risk-free interest rate	0.26%	1.73%
Expected term (years)	4.72	5.5
Volatility of stock	106.84%	95.7%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Current share price	$4.75	$5.86
Conversion price	$8.44	$8.44
Risk-free interest rate	0.23%	1.69%
Expected term (years)	4.22	5.0
Volatility of stock	109.79%	93.1%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants) occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants currently have an exercise price of $3.52 per share and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the nine months ended September 30, 2020, 246 shares of the May 2019 warrants were exercised.

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

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the May 2019 Warrants:

	September 30, 2020	December 31, 2019
Current share price	$4.75	$5.86
Conversion price	$3.52	$5.70
Risk-free interest rate	0.2%	1.67%
Expected term (years)	3.6	4.4
Volatility of stock	113.3%	93.9%

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

2017 Information Agent Warrants

In September 2017, in connection with a rights offering in August 2017, the Company issued warrants (the "2017 Information Agent Warrants") to purchase 13 shares of the Company’s common stock to an information agent. The 2017 Information Agent Warrants have an exercise price of $22.50 per share, and became exercisable immediately upon issuance and will remain exercisable until September 13, 2020. These warrants were recorded in stockholders’ (deficit) equity on the Company’s condensed consolidated balance sheet. These warrants expired during the three months ended September 30, 2020.

2015 Warrants

In December 2015, the Company issued warrants (the "2015 Warrants") to purchase 141 shares. The 2015 Warrants have an exercise price of $41.25 per share, are immediately exercisable and will remain exercisable until December 23, 2020. The 2015 Warrants contain a put-option provision. Under this provision, while the 2015 Warrants are outstanding, if the Company enters into a Fundamental Transaction, as defined in the 2015 Warrants as a merger, consolidation or similar transaction, the Company or any successor entity shall, at the option of each warrant holder, exercisable at any time concurrently with or within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, the 2015 Warrants are classified as a liability and are marked to market at each reporting date. Through December 31, 2019, 35 shares of the 2015 Warrants were exercised. During the nine months ended September 30, 2020, none of the 2015 Warrants were exercised.

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

The warrant liability related to the 2015 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Option Pricing Model to measure the fair value of the 2015 Warrants as of:

	September 30, 2020	December 31, 2019
Current share price	$4.75	$5.86
Conversion price	$41.25	$41.25
Risk-free interest rate	0.1%	1.59%
Expected term (years)	0.24	0.99
Volatility of stock	110.52%	98.46%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
14.    Stock-based Compensation

See Note 13, Capitalization and Equity Structure – Reverse Stock Split.

In March 2020, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), to increase the number of shares available for grant by 333 shares.  As of September 30, 2020, the total shares authorized for grant under the 2014 Plan was 1,174, of which 321 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2020, and activity during the nine months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	494	$36.64
Options granted	90	5.65
Options exercised	—	—
Options forfeited	(24)	26.49
Options cancelled	(28)	42.38
Balance as of September 30, 2020	532	$31.57	7.61	$—
Vested and expected to vest at September 30, 2020	532	$31.57	7.61	$—
Exercisable as of September 30, 2020	317	$42.26	6.85	$—

As of September 30, 2020, total unrecognized compensation cost related to unvested stock options was $2,572. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.23 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes Model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020(1)	2019(1)	2020	2019
Dividend yield	N/A	N/A	—	—
Risk-free interest rate	N/A	N/A	1.58%	2.12%
Expected term (in years)	N/A	N/A	5.6	6
Volatility	N/A	N/A	102%	102%
(1) Black-Scholes option pricing model assumptions are not applicable for the three months ended September 30, 2020 and 2019, as there were no stock options granted during these periods.

 Restricted Stock Units

Each restricted stock unit (RSU) issued to employees and members of the board of directors represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the nine months ended September 30, 2020 is summarized below:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2019	89	$10.77
Granted	135	4.45
Vested	(16)	8.06
Forfeited	(28)	11.03
Unvested at September 30, 2020	180	$6.21

As of September 30, 2020, $900 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 2.35 years.

Compensation Expense

Total stock-based compensation expense related to options and RSUs granted to employees and non-employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and marketing	$103	$137	$339	$516
Research and development	49	57	161	175
General and administrative	365	293	1,112	989
	$517	$487	$1,612	$1,680

401(k) Plan Share Match

During the nine months ended September 30, 2020, the Company issued 26 shares of common stock to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal year ended December 31, 2019. The expense related to the 2020 contribution was $155 for the nine months ended September 30, 2020.

15.    Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2020, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

16.    Commitments and Contingencies

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

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $302 as of September 30, 2020, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

17.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) applicable to common shareholders	$2,452	$206	$(11,849)	$(9,411)
Adjustment for gain on fair value of "in the money" warrants	(2,545)	—	(294)	—
Adjusted net income (loss) used for dilution calculation	$(93)	$206	$(12,143)	$(9,411)

Denominator:
Weighted-average number of shares outstanding	8,236	4,996	6,772	4,684
Effect of dilutive shares:
"In the money" warrants for common stock	143	—	57	—
Equity awards	—	1	—	—
Dilutive weighted-average number of shares outstanding	8,379	4,997	6,829	4,684

Net income (loss) per share applicable to common shareholders
Basic	$0.30	$0.04	$(1.75)	$(2.01)
Diluted	$(0.01)	$0.04	$(1.78)	$(2.01)

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	532	395	532	396
Restricted stock units	180	9	180	9
Warrants for common stock	715	571	1,234	571
Total common stock equivalents	1,427	975	1,946	976

18.    Segment Disclosures

The Company has two reportable segments: EksoHealth (also referred to as the medical devices segment) and EksoWorks (also referred to as the industrial devices segment). The EksoHealth segment designs, engineers, manufactures, sells, and rents exoskeletons for applications in the medical markets. The EksoWorks segment designs, engineers, manufactures, sells, and rents exoskeleton devices to allow able-bodied users to perform difficult repetitive work for extended periods. The reportable segments are each managed separately because they serve distinct markets.

The Company evaluates performance and allocates resources based on segment gross profit margin. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended September 30, 2020
Revenue	$2,739	$158	$2,897
Cost of revenue	989	95	1,084
Gross profit	$1,750	$63	$1,813

Three months ended September 30, 2019
Revenue	$2,999	$320	$3,319
Cost of revenue	1,297	272	1,569
Gross profit	$1,702	$48	$1,750

	EksoHealth	EksoWorks	Total
Nine Months Ended September 30, 2020
Revenue	$6,015	$613	$6,628
Cost of revenue	2,466	453	2,919
Gross profit	$3,549	$160	$3,709

Nine Months Ended September 30, 2019
Revenue	$8,661	$1,536	$10,197
Cost of revenue	3,932	1,356	5,288
Gross profit	$4,729	$180	$4,909

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Geographic information for revenue based on location of customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$1,926	$1,941	$4,813	$6,669
All Other	971	1,378	1,815	3,528
	$2,897	$3,319	$6,628	$10,197

19.    Related Party Transactions

One of the Company’s directors, Dr. Ted Wang, is the founder, general partner and Chief Investment Officer of Puissance Capital Management LP (“Puissance Capital”), which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of the Company’s largest stockholders. Prior to Dr. Wang’s appointment to the Board in September 2017, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC (“Angel Pond”), an entity solely owned and managed by Dr. Wang and affiliated with Puissance Capital. Angel Pond provides consulting services to the Company with respect to strategic positioning in the Asia Pacific region, including introduction to potential strategic partners and the development of strategic partnerships for the sale and manufacture of the Company’s products in that market. During the nine months ended September 30, 2019, Angel Pond provided consulting services amounting to $30, which was expensed in the condensed consolidated statement of operations and comprehensive loss.

During the nine months ended September 30, 2020, the Company sold EksoVest raw material inventory and tooling to the China JV for $45.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

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

EksoHealth

EksoHealth is our business unit that focuses on developing, marketing, and selling exoskeletons for medical applications. Our leading product in EksoHealth is EksoNR, which is a robotic exoskeleton used to provide physical therapy for patients with lower extremity impairment. EksoNR, which in 2019 superseded our EksoGT product in this segment, includes unique features designed specifically to assist physical therapists and other clinicians to teach patients to walk again after suffering a neurological impairment. Typical conditions that can be treated with the assistance of EksoNR include acquired brain injuries (ABI), such as stroke and traumatic brain injuries (TBI), as well as spinal cord injuries and others. The benefits of using EksoNR for rehabilitation can include earlier mobilization of patients, longer and more intense rehab sessions, and better quality of sessions compared to alternative therapies. The product is most typically used in a clinical setting, with the most common among those being inpatient rehab facilities (IRF) and stroke centers.

EksoUE is a wearable upper body exoskeleton that is also used as a tool during rehabilitation. EksoUE is designed to assists patients with a broad range of upper extremity impairments and aims to provide them with a wider active range of motion and increased endurance for rehabilitation sessions of higher intensity.

EksoWorks

EksoWorks is our business unit that focuses on developing, marketing, and selling exoskeletons and other assistive tools for industrial applications. The target users for these devices are generally able-bodied, and as such the goal of these products is to reduce fatigue for workers. The benefits of fatigue reduction can include reduced rates of injuries, higher productivity, higher worker morale, and lower turnover. Currently, we sell these products primarily directly to companies that deploy them for use in their operations.

Within EksoWorks we have two main categories of products. Our wearable exoskeleton products include EksoVest and the new EVO, both of which support the weight of a worker’s arms and tools, reducing the fatigue associated with working at or above shoulder height for extended periods. These products are currently targeted at end markets in Manufacturing, Aerospace, Construction, and Food Processing.

EksoZeroG is a tool holder that can mount on aerial lift platform or scaffolding. This effectively reduces the weight of heavy tools as felt by the operator. EksoZeroG has been sold primarily through rental companies into the construction market.

In addition to our current product lineup, we believe that there is additional mid-to-long-term potential in the industrial markets, and accordingly, we will continue our development efforts to expand our EksoWorks product offerings.

Third Quarter 2020 Highlights
•Reported revenue of $2.9 million in the third quarter of 2020
•Record quarterly gross margins of approximately 63% in the third quarter of 2020, compared to 53% in the same period of 2019
•Launched EVOTM, an endurance-boosting assistive upper body exoskeleton designed for industrial use
•Received proceeds of $3.3 million from the exercise of warrants
•Reduced use of cash for operating activities to lowest levels in Company history

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
This pandemic has negatively impacted our business, including our employees, suppliers, customers and other business partners. We have seen demand for our exoskeleton products decrease in the current business environment, as many inpatient rehabilitation facilities temporarily shift priorities and delay capital expenditures. We have seen that the clinical need has not diminished as more data is coming out about the increase prevalence of strokes during this pandemic. As such, we continue to engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our Ekso devices. Although market uncertainties related to the pandemic make it difficult for us to project the full impact on our business and customers, we believe that we are well-positioned to serve our customers when business conditions begin to normalize.

We continue to instruct the majority of our employees to work from home, restrict non-critical business travel and have enhanced the use of personal protective equipment in our facilities.

To align our cost structure to the current business environment, we initially furloughed and subsequently laid-off a portion of our workforce in the second quarter of 2020.

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

Results of Operations

The following table presents our results of operations (in thousands, except percentages):

	Three months ended September 30,
	2020	2019	Change	% Change

Revenue	$2,897	$3,319	$(422)	(13)%
Cost of revenue	1,084	1,569	(485)	(31)%
Gross profit	1,813	1,750	63	4%
Operating expenses:
Sales and marketing	1,740	2,818	(1,078)	(38)%
Research and development	599	1,149	(550)	(48)%
General and administrative	1,706	1,573	133	8%
Impairment of goodwill	189	—	189	n/m1
Total operating expenses	4,234	5,540	(1,306)	(24)%
Loss from operations	(2,421)	(3,790)	1,369	(36)%
Other (expense) income, net:
Interest expense	(23)	(88)	65	(74)%
Gain on warrant liabilities	4,476	4,430	46	1%
Other income (expense), net	420	(346)	766	(221)%
Total other (expense) income, net	4,873	3,996	877	22%
Net income	$2,452	$206	$2,246	1,090%

(1) Not meaningful

Revenue

Revenue decreased $0.4 million, or 13%, for the three months ended September 30, 2020, compared to the same period of 2019. This decrease was comprised of a $0.2 million decrease in EksoHealth revenue and a $0.2 million decrease in EksoWorks revenue, primarily due to a decrease in volume of medical device sales driven by the impact of the COVID-19 pandemic, as our customers shifted their priorities to manage their business during the pandemic.

Gross Profit

Gross profit increased $0.1 million, or 4%, for the three months ended September 30, 2020, compared to the same period of 2019, representing a gross margin of approximately 63% in the third quarter of 2020, compared to a gross margin for the same period in 2019 of 53%. The increase in gross margins was primarily due to higher average selling prices for EksoNR, an increased proportion of medical device sales in overall revenue composition, lower unit production costs, the introduction of EVO and higher service margins.

Operating Expenses

Sales and marketing expenses decreased $1.1 million, or 38%, for the three months ended September 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a reduction in force in May 2020, and lower general marketing and trade show activities.

Research and development expenses decreased $0.6 million, or 48%, for the three months ended September 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a reduction in force in May 2020, and a decrease in patent and licensing costs.

General and administrative expenses increased $0.1 million, or 8%, for the three months ended September 30, 2020, compared to the same period of 2019, primarily due to higher legal expenses associated with the termination of our China joint venture.

Goodwill impairment charge of $0.2 million was recorded in the three months ended September 30,2020, reducing the goodwill balance to zero. No goodwill impairment charge was recorded in the same period of 2019.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, the restructuring completed in May 2020, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Total Other (Expense) Income, Net

Interest expense decreased $0.1 million, or 74% for the three months ended September 30, 2020, compared to the same period of 2019, primarily due to a lower principal balances of term loans.

Gain on warrant liabilities of $4.5 million for the three months ended September 30, 2020 was associated with the revaluation of warrants issued in 2015, 2019 and 2020, compared to a $4.4 million gain associated with the revaluation of warrants issued in 2015 and May 2019 for the three months ended September 30, 2019. The gain on the revaluation of warrant liabilities during the three months ended September 30, 2020 is primarily due to the decrease in the market price of our common stock from June 30, 2020 to September 30, 2020. The comparable quarter's gain on the revaluation of warrant liabilities was also due to the decrease in our stock price during the comparable period.

Other income (expense), net for the three months ended September 30, 2020 was $0.4 million income, as compared to a $0.3 million expense for the same period of 2019. The primary reason for the increase in income is due to larger unrealized gain on foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations (in thousands, except percentages):

	Nine months ended September 30,
	2020	2019	Change	% Change

Revenue	$6,628	$10,197	$(3,569)	(35)%
Cost of revenue	2,919	5,288	(2,369)	(45)%
Gross profit	3,709	4,909	(1,200)	(24)%
Operating expenses:
Sales and marketing	5,972	8,666	(2,694)	(31)%
Research and development	1,762	4,032	(2,270)	(56)%
General and administrative	5,836	6,011	(175)	(3)%
Impairment of goodwill	189	—	189	n/m (1)
Restructuring	244	—	244	n/m (1)
Total operating expenses	14,003	18,709	(4,706)	(25)%
Loss from operations	(10,294)	(13,800)	3,506	(25)%
Other (expense) income, net:
Interest expense	(113)	(316)	203	(64)%
(Loss) gain on warrant liabilities	(1,579)	6,045	(7,624)	(126)%
Loss on modification of warrants	—	(257)	257	(100)%
Warrant issuance expense	(329)	(706)	377	(53)%
Other income (expense), net	466	(377)	843	(224)%
Total other (expense) income, net	(1,555)	4,389	(5,944)	(135)%
Net loss	$(11,849)	$(9,411)	$(2,438)	26%

(1) Not meaningful

Revenue

Revenue decreased $3.6 million, or 35%, for the nine months ended September 30, 2020, compared to the same period of 2019. This decrease was comprised of a $2.7 million decrease in EksoHealth revenue and a $0.9 million decrease in EksoWorks revenue, primarily due to a decrease in volume of medical device sales driven by the impact of the COVID-19 pandemic, as our customers shifted their priorities to prepare for and manage their business during the pandemic.

Gross Profit

Gross profit decreased $1.2 million, or 24%, for the nine months ended September 30, 2020, compared to the same period of 2019, primarily attributed to decreased volume of device sales. Gross margin was approximately 56% for the nine months ended September 30, 2020, compared to a gross margin of 48% for the same period in 2019. Gross margins increased primarily due to higher average selling prices for EksoNR, an increased proportion of medical device sales in overall revenue composition, lower unit production costs, the introduction of EVO and higher service margins.

Operating Expenses

Sales and marketing expenses decreased $2.7 million, or 31%, for the nine months ended September 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May 2020, respectively, lower general marketing and trade show activities, and the absence of clinical trials expense due to the completion of our main clinical trial in the first quarter of 2019.

Research and development expenses decreased $2.3 million, or 56%, for the nine months ended September 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May 2020, respectively, and a decrease in patent and licensing costs.

General and administrative expenses decreased $0.2 million, or 3%, for the nine months ended September 30, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses from reduced headcount.

Goodwill impairment charge of $0.2 million was recorded in the nine months ended September 30,2020, reducing the goodwill balance to zero. No goodwill impairment charge was recorded in the same period of 2019.

Restructuring expense of $0.2 million was recorded in the nine months ended September 30, 2020 and related to the completion of a restructuring plan in May of 2020. We streamlined our operations and reduced our workforce by approximately 35% to lower operating expenses and reduce cash burn. The restructuring expense consisted of employee severance payments.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, the restructuring completed in May 2020, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Total Other (Expense) Income, Net

Interest expense decreased $0.2 million, or 64% for the nine months ended September 30, 2020, compared to the same period of 2019, primarily due to a lower principal balance on our term loan.

Loss on warrant liabilities of $1.6 million for the nine months ended September 30, 2020 was associated with the revaluation of warrants issued in 2015, 2019 and 2020, compared to a $6.0 million gain associated with the revaluation of warrants issued in 2015 and May 2019 for the nine months ended September 30, 2019. Gains and losses on the revaluation of warrant liabilities are primarily driven by changes in the Company’s stock price. Typically, an increase in the price of our common stock over the reporting period would result in a loss on warrant liabilities, while a decrease would result in a gain; however, when warrants are exercised, the corresponding warrant liability is marked-to-market immediately prior to exercise. Due to the fluctuation of our stock price and significant warrant exercises, during the nine months ended September 30, 2020, we recorded a loss on the warrants liabilities even though there was an overall decrease in our stock price from December 31, 2019 to September 30, 2020. The comparable period's gain on the revaluation of warrant liabilities was primarily due to the decrease in our stock price during the comparable period.

Loss on modification of warrants of $0.3 million for the nine months ended September 30, 2019 was due to the reduction of the exercise price of the 2015 Warrants $56.10 per share to $41.25 per share, in connection with an amendment 2015 Warrant Agreement, which retroactively removed a provision from such securities purchase agreement that prohibited the Company from effecting or entering into an agreement to effect any issuance by the Company of its common stock at a price determined based on the trading price of the Company’s common stock or otherwise at a future determined price. There was no comparable amount for the nine months ended September 30, 2020.

Warrant issuance expense of $0.3 million for the nine months ended September 30, 2020 was recorded in connection with our private placement offerings of warrants to purchase common stock concurrently with a registered direct offering of our common stock in June 2020. We incurred $1.1 million in direct financing costs, which were allocated on a relative fair value basis between the common stock and warrant issuances, of which $0.3 million was allocated to warrants and expensed immediately. For the nine months ended September 30, 2019 we recorded $0.7 million in warrant issuance expense in connection with our public offering of common stock and warrants to purchase common stock in May 2019.

Financial Condition, Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts toward the development of exoskeletons for the medical and industrial markets, toward the commercialization of medical exoskeletons for rehabilitation centers and toward raising capital. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

Liquidity and Capital Resources

As of September 30, 2020, we had an accumulated deficit of $195.1 million.  Largely as a result of significant research and development activities related to the development of our advanced technology and commercialization of such technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2020, we used $7.0 million of cash in our operations and had cash on hand of $14.5 million as of September 30, 2020.

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
•paid off the entire amount of $1.5 million of our indebtedness to Western Alliance Bank with proceeds from a new loan of $2.0 million from Pacific Western Bank. The terms of the new loan agreement include monthly interest-only payments over the next three years.
•invested in the development and reliability of our products;
•restructured our commercial organization and strategy which is showing continued adoption;
•received FDA clearance for ABI to market our product to a larger patient population increasing the value proposition to our customers.

We have also received proceeds of $3.3 million from warrant exercises in the nine months ended September 30, 2020.

As described in Note 11. Notes Payable, net in the notes to our condensed consolidated financial statements, borrowings under our new secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2020, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2020 is estimated to be $12.5 million. With this unrestricted cash balance and the impact of management's actions described above, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). We held no cash equivalents for any of the periods presented.

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(7,015)	$(14,277)
Net cash used in investing activities	—	(60)
Net cash provided by financing activities	10,704	14,770
Effect of exchange rate changes on cash	(12)	(30)
Net increase in cash	3,677	403
Cash at the beginning of the period	10,872	7,655
Cash at the end of the period	$14,549	$8,058

Net Cash Used in Operating Activities

Net cash used in operations decreased $7.3 million, or 51%, for the nine months ended September 30, 2020, compared to the same period of 2019 primarily due to the reduction in operating expenses by improving overall operational efficiencies, including but not limited to, the reduction of employee headcount. In addition, increased collection efforts resulted in higher accounts receivable collections.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $10.7 million for the nine months ended September 30, 2020 was from the sale of our common stock for net proceeds of $7.1 million in connection with the equity financing in June 2020, proceeds of $1.1 million from our PPP loan, and proceeds of $3.3 million from the exercise of June 2020 Warrants and May 2019 Warrants, partially offset by aggregate principal payments of $1.3 million against our term loan.

Net cash provided by financing activities of $14.8 million for the nine months ended September 30, 2019 was from the sale of common stock for net proceeds of $9.0 million in connection with the equity financing in May 2019, net proceeds of $2.3 million under our “at the market offering” program, net proceeds of $5.0 million from equity investors associated with the China JV, and proceeds of $0.2 million from the exercise of stock options, partially offset by aggregate principal payments of $1.8 million against our term loan.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2020, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Notes payable, principal and interest	$3,378	$90	$3,288	$—	$—
Facility operating leases	779	406	373	—	—
Purchase obligations	302	302	—	—	—
Total	$4,459	$798	$3,661	$—	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.3 million as of September 30, 2020, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Item 1A. Risk Factors

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report or in Part II – Item 1A – “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2020 (“Q1 Report”) and in our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2020 (“Q2 Report”). Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below or in our Annual Report, Q1 Report or Q2 Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from our past, or anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

The recently announced Committee on Foreign Investment in the United States determination requires us to terminate our China JV, which will adversely impact our ability to expand operations globally and in particular, in China.

As previously disclosed, following U.S. government inquiries regarding the China JV, the Company and the JV Partners entered into a National Security Agreement on July 13, 2020, which, among other things, required the termination of our agreements underlying the China JV and prohibited the Company from providing technology or services to the China JV. On August 12, 2020, the Company and the JV Partners agreed to terminate the agreements underlying the China JV.

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

Our secured indebtedness could have important consequences to you. For example, it could:

•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
•expose us to interest rate fluctuations because the interest rate on the debt under the financing is variable;
•require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:
•economic and demand factors affecting our industry;
•pricing pressures;
• increased operating costs;
• competitive conditions; and
• other operating and financial difficulties, including due to the ongoing COVID-19 pandemic.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations are secured by a security interest in all of our assets, exclusive of intellectual property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

Our loan agreement contains various covenants limiting the discretion of our management in operating our business.

The PWB Loan Agreement contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:
•incur additional debt;
• grant liens on assets;
• sell or acquire assets outside the ordinary course of business; and
• make certain fundamental business changes.
If we fail to comply with the restrictions in our PWB Loan Agreement, a default may allow the lender under the relevant instruments to accelerate the repayment obligation of the related debt and to exercise its remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the lender may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds. The Loan Agreement also contains various covenants that may limit our ability to pay dividends.

Item 6. Exhibits

Exhibit Number	Description

10.1
Loan and Security Agreement dated as of August 17, 2020 by and among Ekso Bionics Holdings, Inc., Ekso Bionics, Inc. and Pacific Alliance Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (“XBRL”):
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

EKSO BIONICS HOLDINGS, INC.

Date: October 29, 2020	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: October 29, 2020	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)