Form 10-K
period 2020-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2021-02-25
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
“smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer ☒ Smaller reporting company  ☒   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $52,257,307 based on the last sale price for such stock on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 19, 2021 the registrant had 12,599,900 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

Ekso Bionics Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening our supply chain, and potential opportunities for strategic partnerships, (iii) future financial performance, including any projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iv) our future financial performance, including any statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), (v) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology in general and, our exoskeleton products in particular and for strategic partnerships, (vi) our beliefs regarding potential clinical and other health benefits of our medical devices, (vii) the impact and effects of the COVID-19 pandemic and other risk factors on our business, results of operations or prospects, and (viii) the assumptions underlying or relating to any statement described in points (i) through (viii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, the ongoing COVID-19 pandemic and its impact on the Company’s financial condition and business, the highly competitive markets in which the Company’s products are sold, the Company's significant losses to date and anticipated future losses, the new and unproven nature of the market for the Company’s products, the long and variable sales cycles for the Company’s products, the factors outside the Company’s control that affect the international sales of its products, the costs related to and impacts of potential failure of the Company to obtain or maintain protection for the Company's intellectual property rights, the failure of the Company to obtain or maintain regulatory approval to market the Company's medical devices, risks related to product liability, recall and warranty claims, the volatility of the market price of and limited trading in our common stock. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report.

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

Notes regarding references to Ekso Bionics

In this Annual Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries, and “Ekso Bionics” refers to Ekso Bionics, Inc. as it existed prior to the January 15, 2014 merger of our wholly-owned subsidiary, Ekso Acquisition Corp., with and into Ekso Bionics, Inc. or the Merger. Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary, and all of the outstanding Ekso Bionics stock was converted into shares of our common stock. Ekso®, Ekso Bionics®, EksoVest®, EksoWorks®, EksoGT™, EksoNR™, EksoZeroG™, EVOTM, EksoUE™, and EksoPulse™ are registered and unregistered trademarks of the Company. All other trademarks that may appear in this Annual Report are the property of their respective owners.

PART I

Item 1.    BUSINESS

Overview

We design, develop, sell, and rent exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied users and persons with physical disabilities. We have sold or rented devices that (i) enable individuals with neurological conditions affecting gait (acquired brain injury, or ABI, and spinal cord injury, or SCI) to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

We believe that the commercial opportunity for exoskeleton technology adoption is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. Supported by an industry-leading intellectual property portfolio, we believe that we have learned how to integrate these existing technologies; wrapping the result around a human being efficiently, elegantly and safely. We further believe that we can do so across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

For medical applications we have two primary products.
•EksoNR is used as a rehabilitation tool to allow physicians and therapists to rehabilitate patients who have suffered a stroke or spinal cord injury. In June 2020, we received 501(k) clearance from the U.S. Food and Drug Administration, or FDA, to market our EksoNR for use with patients with ABI. With its unique features designed specifically for hospitals and its proprietary SmartAssist software, EksoNR allows for the early mobilization of patients and, increased endurance during rehabilitation sessions through higher step counts and extended training durations. The intent is to allow the patient's central nervous system to take advantage of a patient's neuroplasticity to maximize recovery.
•EksoUE is a wearable upper body exoskeleton that assists patients with a broad range of upper extremity impairments and aims to provide a wider active range of motion, increased endurance, and heightened intensity during rehabilitation sessions.

For able-bodied industrial workers, we built on the leading market position we achieved with EksoVest and EksoZeroG by introducing EVO, a new wearable exoskeleton for overhead work. Like EksoVest, EVO is an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. Based on extensive customer feedback, EVO was designed specifically to increase adoption of exoskeletons in the workplace. Compared to EksoVest, EVO is lighter weight, lower profile, lower cost, and has minimal contact with the body, making it comfortable to wear while enabling an even broader free range of motion. The goal is for workers using EVO to experience lower levels of fatigue and reduce on-site injuries while boosting productivity. In 2020, we introduced EVO into targeted vertical markets including food processing, specific construction trades, and manufacturing.

EksoHealth - Rehabilitation

Today, we focus our healthcare business on rehabilitation robotics. We are leveraging our patented exoskeleton technology to develop and market products intended to enable patients with lower limb impairments to rehabilitate earlier and with better outcomes than the current standard of care.

EksoNR

Our leading product, EksoNR, is a wearable bionic suit that allows our hospital and rehabilitation customers to provide in-patients and out-patients the ability to stand and walk over ground while the device makes real-time adjustments to correct issues with the patient’s reciprocal gait. Patients receive therapy in the device under the supervision of a physical therapist, and typically use an additional assistive device such as a cane, crutches or a walker. Walking is achieved by a user shifting their weight, requiring the user to achieve balance thereby replicating and reinforcing the movements of a natural gait. If needed, some patients utilize sensors in the device which assist in step initiation. Battery-powered motors drive the legs, detecting the deficient neuromuscular function and providing the level of assistance necessary for a user to complete their step. Users can expect to walk, with aid from the device, the first time they put on the EksoNR exoskeleton (after passing an assessment). Physical therapists can transfer patients to or from their wheelchair and don or remove the EksoNR in less than ten minutes.

The EksoNR incorporates SmartAssist, our proprietary, adaptive software that allows a patient to perform to their capability but dynamically provides 0-100% power on either side of the body as needed for successful walking. SmartAssist can promote a greater number of high-quality steps in a short time period and support the early re-learning of correct step patterns and weight shifts, potentially mitigating compensatory behaviors. SmartAssist also has allowed our customers to significantly expand the spectrum of patients that can potentially benefit from robotic rehabilitation.

In addition, SmartAssist can aid in promoting early mobility by training patients (PreGait) to walk in an exoskeleton.We believe this expands access of care to additional patients. SmartAssist also includes next generation Variable Assist technology. Variable Assist allows healthcare providers to adjust the level of assistance provided by the EksoNR as necessary, in some instances allowing patients to power themselves (FreeGait).

Another important feature of our EksoNR is its EksoPulse Analytics, a real-time data capture program. EksoPulse gathers and transmits statistics and device information during EksoNR walking sessions. This information can be used to track patient progression and to monitor device utilization. The EksoNR records data such as steps, speed, step size, and other settings along with error logs and operating parameters. Data is sent securely to our servers where it is available for customers to view, filter, and export through a secure web portal. This feature enables more thorough patient care while reducing manual data entry. It also enables us to provide a higher level of service through early identification and thorough reporting of device errors, saving customers the time and expense of unnecessary on-site visits.

The EksoNR is used by customers in both in-patient and out-patient settings. Our customers believe that for patients with some preserved motor ability (for example, after a stroke, a traumatic brain injury (TBI), or an incomplete SCI), the EksoNR exoskeleton offers unique benefits. It helps therapists teach proper step patterns and weight shifts, allowing patients potentially to mobilize earlier and ultimately to walk again. By allowing individuals to stand and walk in a full weight-bearing setting, early clinical evidence is beginning to show, that EksoNR may offer potential healthcare benefits (inclusive of patients with complete SCI). These benefits include a reduction in secondary complications such as pressure sores, urinary tract infections, bowel problems, pneumonia and other respiratory issues, bone loss/osteoporosis, cardiovascular disease and psychological disorders resulting in reduced post injury medical costs.

EksoGT

EksoGT, previously our leading rehabilitation product, has been superseded by EksoNR. We may still sell small quantities of EksoGT into certain foreign countries while awaiting regulatory clearance for our EksoNR. For existing customers with one or more previously purchased EksoGT, we offer an upgrade package.

As of December 31, 2020, we had shipped over 500 EksoGT and EksoNR units combined to over 400 rehabilitation facilities or customers worldwide. The number of units utilized at a facility varies from one to six, and is driven by the number of beds and rehabilitation sessions a hospital can offer and that hospital’s adoption of robotics within its rehabilitation protocols.

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

Market Overview

Rehabilitation clinics with significant stroke, TBI, and SCI populations comprise the primary market for our medical products. Due to their chronic nature, we believe that these conditions have an enormous clinical and economic impact on both people with the conditions and the healthcare system. According to the Centers for Disease Control, there are approximately 800,000 strokes suffered per year in the U.S. and approximately 15 million worldwide, making stroke rehabilitation our largest target market. Likewise, according to the National Spinal Cord Injury Statistical Center, there are approximately 18,000 incidences of SCI per year in the U.S., and according to the World Health Organization, between 250,000 to 500,000 incidences worldwide.

While the market opportunity for robotic exoskeleton rehabilitation may be large, we also recognize that the path for medical devices to become the standard of care is long and challenging. We believe that our ability to accelerate adoption will also be based, in part, on our ability to build on our partners’ early efforts: (i) to expand clinical evidence and (ii) to drive toward standard of care. We are already seeing customers appreciate that one way for stroke patients at in-patient facilities to receive the recommended amount of rehabilitation per guidelines is by using an EksoNR, the only device currently in the market that has the versatility to provide an over-ground gait training intervention that is task-specific, high intensity and allows for a margin of error, across the continuum of care.

Clinical Evidence

Many of our early clinical customers have participated in research focusing on safety and feasibility of exoskeletons and robotics in rehabilitation market development. These early studies were favorable and have further developed to focus on efficacy and outcomes. EksoNR technology is one of the most studied exoskeletons in the market. World-renowned institutions are leading the charge in research focused on acquired brain injury, stroke, spinal cord injury, multiple sclerosis and others. EksoNR is involved in over 115 investigator-initiated studies with greater than 2000 enrolled patient participants. Notable gains have been observed with increased heart rate, rating of perceived exertion and metabolic responses when walking in EksoNR. Also discussed is improved gait speed, walking distance and standing balance out of EksoNR demonstrating improvements in motor activity and functional mobility independence. Our latest company sponsored WISE (Walking Improvement for SCI with Exoskeleton) study demonstrates clinically meaningful improvement in independent walking speed, functional gains in shorter timeframe and influence of factors that may modify gait recovery. The data is currently being submitted to journals for publication.
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
Economic Value Proposition

We believe that our EksoNR allows our customers to benefit economically without modifying the reimbursement model or reimbursement codes. First, many of our customers have reported that utilizing the EksoNR promotes continuous patient improvement beginning sooner than with traditional rehabilitation methods, potentially leading to a commensurate increase in insurance reimbursements. Second, many of our customers report that facilities equipped with EksoNR as part of their rehabilitation programs attract more patients, thereby driving positive economic benefits. Lastly, we believe that improvements in patient outcomes, such as those seen with the use of EksoNR, translate positively to other metrics including discharge to community, staffing efficiency in the rehabilitation unit, and reductions in readmission rates.

Current Sales and Marketing Efforts

Our key marketing goal today is the broad-based commercial adoption of our EksoNR in the rehabilitation setting. We are focusing our go-to-market protocols and collateral on our three target audiences: medical administrators, medical directors/ therapists, and patients. Working closely with thought leaders, we will continue to build upon our early user-group exchanges, develop clinical education programs, and grow our medical advisory council.

There continues to be high market interest in expanding neurosciences service lines. In alignment with this interest, our sales priority involves the education of clinical and executive stakeholders on the economic and clinical value of our EksoNR Robotics Neuro Rehabilitation Program under our FDA indications of Stroke, Acquired Brain Injury, and Spinal Cord Injury. In tandem, we continue to leverage our EksoNR customer base to educate and mentor strategic target centers that specialize in Stroke, ABI and SCI rehabilitation in key market service areas across the US and Canada. Geographically, the priorities have been Canada, the U.S., and Mexico in the Americas, Germany in EMEA (the Europe, the Middle East, and Africa region), and Singapore, Hong Kong, and Australia in APAC (the Asia Pacific region). Currently, we utilize a direct sales force for the U.S., Canada, Singapore, Hong Kong, Germany and Switzerland. We also have an expanding distributor network in EMEA and Asia.

The sales and marketing team is principally based in the U.S., Germany, and Singapore, and is structured as follows:

•One commercial leader each for the Americas, EMEA, and APAC;
•Americas, EMEA, and APAC sales professionals that pursue new prospects and organize demonstrations;

•Clinical professionals and physical therapists that provide peer-to-peer demonstrations and trainings;
•Marketing professionals and consultants to build awareness and generate demand;
•Ambassadors, who are stroke and SCI survivors, that provide demonstrations and personal experiences.

The sales cycle for the EksoNR averages approximately eight to 12 months for a first device and six to eight months for subsequent devices. Our typical sale is our EksoNR complete package, which includes the device and all relevant components, two sets of batteries for continuous run-time, training through two levels of certification, and SmartAssist software. Customers also typically purchase Ekso Care, which is our one- to four-year after-sales service package.

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

After Sales Service

We provide direct service for the EksoNR at our facilities in Richmond, California, and Germany. In addition, we utilize third-party service providers for some customers in EMEA and APAC. When maintenance or service is required, a customer schedules service by contacting us directly. We then arrange for the appropriate service, depending on the level of Ekso Care the customer has purchased and the nature of the service required. In some cases, we may decide it is appropriate to send an Ekso field technician onsite to service the device. However, many service issues are diagnosable remotely with the use of EksoPulse.

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

Building on our existing EksoVest technology, in August of 2020 we introduced EVO, an endurance-boosting assistive upper body exoskeleton that alleviates the burden of repetitive work. EVO’s innovative design is our latest product for able-bodied applications. EVO is a passive, spring-loaded assistive upper-body exoskeleton that aids workers with overhead work. It is designed to reduce fatigue and shoulder and back muscle strain, with the goal of eliminating work-related injuries to the neck, shoulder, and back. EVO offers 5-15 pounds of lift assistance in each arm to elevate and alleviate the day-to-day strain on workers across all industries. Shoulder injuries caused by overhead work, repetitive tasks, and overexertion is the leading cause of lost work days due to workplace injuries. Ekso Bionics is striving to alleviate the burden on skilled workers, drastically reducing the number of workplace injuries and cutting down on worker fatigue.

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

While we believe that the evidence clearly demonstrates that there is significant demand for human augmentation in industrial applications, adoption rates remain a challenge due to the nascent nature of the technology. That said, we believe that there is significant mid-to-long-term potential in the industrial markets, and accordingly, we will continue our product development efforts to expand our EksoWorks product offerings. Given the fragmented nature of the industrial market we believe that the best approach in this market involves collaboration with established strategic partners that can help us target applications tailored for specific use cases. We believe that leveraging our extensive exoskeleton expertise and intellectual property portfolio with the established channel and applying the expertise of one or more strategic partners unlocks the highest value for us and our stockholders. We continue to engage with multiple potential industrial partners, and plan to continue this approach going forward.
China Joint Venture

We entered into a joint venture, or the China JV, to develop and serve the exoskeleton market in China and certain other Asian markets and to create a global exoskeleton manufacturing center. The Equity Joint Venture Contract, dated January 30, 2019, between us, Zhejiang Youchuang Venture Capital Investment Co., Ltd., and another partner, collectively referred to as, the JV Partners, as amended by the Amendment to the Joint Venture Contract, dated April 30, 2019, or the JV Agreement, provided for the establishment of the China JV as a limited liability company pursuant to the Law on Sino-foreign Equity Joint Ventures and the Regulations for the Implementation of the Law on Sino-foreign Equity Joint Ventures. In May 2020, the Company, and the JV Partners received notice from the Committee on Foreign Investment in the United States, or CFIUS, in connection with its review of the Company’s and the JV Partners’ investment in the China JV. The notice stated that CFIUS’s prior national security concerns regarding the China JV could not be mitigated. In connection with such determination, on July 13, 2020, the Company and the JV Partners entered into a National Security Agreement, or NSA, which, among other things, required the termination of the Company’s agreements and role with the China JV. On August 12, 2020, the Company and the JV Partners agreed to terminate the agreements underlying the China JV. As of December 31, 2020, all agreements related to the China JV had been terminated.

Intellectual Property

We have established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status.

	Issuing Status
License Status	Issued Patents	Pending Applications
Licensed to the Company	15	—
Exclusively licensed to the Company	6	—
Co-owned with Regents of the University of California, exclusively licensed to the Company	4	—
Co-owned with the Regents of the University of California	3	—
Sole ownership by the Company	33	4
Total: 65	61	4

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of December 31, 2020, 203 applications have issued or have been allowed as patents internationally. Our patent portfolio contains 227 cases that have issued or are in prosecution in 21 countries outside the U.S.

Our patent portfolio includes product and method type claims, since the devices that we produce and the processes performed by those devices are patentable. Our patents encompass technologies relevant to our devices, including medical exoskeletons, commercial exoskeletons, actuators, and strength-enhancing exoskeletons. The earliest priority date of the portfolio reaches back to 2003, and new applications may continue to be filed from time-to-time.

Licensors include the Regents of the University of California, or UC Berkeley, and Garrett Brown (as a result of our acquisition of technology of Equipois, LLC, or Equipois).

The license with UC Berkeley consists of two agreements and one amendment to the agreement covering ten patent cases exclusively licensed to us, nine of which have issued and one of which remains in prosecution or the UC Berkeley License Agreements. Inventions covered by a further three patent applications are co-owned by us and UC Berkeley, with no license agreement between us and UC Berkeley. As a result, UC Berkeley may license its rights in these patents to a third party. With respect to two of these co-owned patent applications, UC Berkeley has licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims UC Berkeley may license to other entities.

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

We receive revenue pursuant to a Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed and a Cross License Agreement dated as of July 1, 2013 between Ekso Bionics, Inc. and Lockheed. Pursuant to these agreements, we have licensed to Lockheed certain rights with respect to our anthropomorphic exoskeleton technology for which Lockheed is obligated to pay us a royalty on sales of products incorporating such technology. Royalty fees from Lockheed were either de minimus or nil for the years ended December 31, 2020 and 2019, respectively.

With respect to OttoBock, we received exclusivity payments pursuant to the License and Services Agreement dated October 27, 2014. The License and Services Agreement grants OttoBock exclusive rights in order to develop a semi-active prosthetic knee prototype for use in medical prosthetics and provides that OttoBock will pay us a royalty based on sales by OttoBock of products incorporating the licensed technology. We did not receive any royalty fees from Ottobock during the years ended December 31, 2020 and 2019, respectively. In November of 2019, OttoBock informed us that they will not be pursuing commercialization of products based on our intellectual property. As a result, we do not expect additional royalty revenue from OttoBock in the future.

In March 2018, we entered into a set of agreements with Daydo Co, Ltd., or Daydo, related to distribution and cross-licensing of EksoVest. Under these agreements, Daydo has exclusive distribution rights for EksoVest within Japan and rights to modify EksoVest as needed to address the Japanese market in exchange for royalty payments to us. We also have rights to use any improvements made by Daydo. Daydo released its localized version of EksoVest (called Task AR) in January of 2019. Revenue from related royalty payments was de minimis in 2020 and 2019.

In June 2020, we entered into a non-exclusive license agreement with HAWE Hydraulik of Germany for rights to develop hydraulic pumps covered by a family of our patents. The agreement additionally includes an exclusivity option. We did not receive any royalty revenue from this license in 2020.

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

Governmental Regulation and Product Approval

U.S. Regulation

The U.S. government regulates the medical device industry through various agencies, including but not limited to the FDA, which administers the Federal Food, Drug and Cosmetic Act, or FDCA. The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any medical device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

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

Clinical trials are generally required to support a PMA or de novo reclassification application and are sometimes required for 510(k) clearance. Clinical trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board or an IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. Conducting a clinical trial also requires obtaining the patients' informed consent in form and substance compliant with both FDA requirements and state and federal privacy and human subject protection regulations. The FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. To date, the EksoGT has been the subject of several clinical studies, some sponsored by us, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions. In addition, we are currently conducting several studies to investigate additional indications for use for the EksoGT, as well as to evaluate clinical and non-clinical outcomes of using the device.

Our current indication for use, or IFU, clearance for stroke, SCI, and ABI. On April 4, 2016, we received clearance from the

FDA to market our EksoGT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with SCI at levels T4 to L5, and individuals with SCI at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, we received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4 out of 5 strength in at least one arm. On June 15, 2020, we received clearance from FDA to expand the indications for use, or IFU, and labeling to expressly include individuals with acquired brain injury, including traumatic brain injury and stroke who have upper extremity function of at least 4 out of 5 strength in at least one arm.

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

Since January 2020, there has been one report of an adverse event relating to our EksoNR and none related to our EksoGT devices reported to the FDA under the Manufacturer and User Facility Device Experience Database.

Foreign Regulation

In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. Regardless of the FDA’s approval requirements for a particular product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Human Capital Resources and Management

As of February 19, 2021, we had 40 employees, including 39 full time employees and one part-time employee. Seven employees reside in Europe and two in Singapore. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round, including by providing employees with access to an anonymous whistleblower hotline to report any violations. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance and provided with training and professional development opportunities. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have been employed by us for the majority of our existence, frequently express satisfaction with management including by responding positively about our management in anonymous surveys.

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

In connection with the Merger and pursuant to a split-off agreement and general release, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 2,497,586 shares of our common stock, or the Split-Off, after adjusting to give effect to the 1-for-7 reverse stock split, which occurred on May 4, 2016 and the subsequent 1-for-15 reverse stock split, which occurred on March 24, 2020.

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

Business and Operational Risks

The ongoing COVID-19 pandemic has adversely affected our financial condition and there is little future certainty.
The COVID-19 pandemic has negatively impacted our business, including our employees, suppliers, customers and other business partners. We have seen demand for our exoskeleton products decrease in the current business environment, as many inpatient rehabilitation facilities temporarily shift priorities and delay capital expenditures. Many of our customers are not able to access their facilities, are not performing elective surgeries and are sending patients home sooner than they otherwise would, all of which may reduce their need for our products and impact their decisions as to leasing or acquiring our products. It is also harder for us to drive growth when our sales teams cannot visit rehabilitation facilities and demonstrate our products in person and given difficulties in presenting new data to the public and attending professional conferences. In addition, there could be a potential effect of a slowdown at FDA, which could result in delays of regulatory correspondence that are necessary for us to maintain or advance our product candidates in clinical studies.
We are also subject to other risks applicable to business operating in the current environment. For example, our business insurance may not provide coverage against economic loss or claims specifically tied to COVID-19. A greater number of our employees are working remotely, which exposes us to a greater risk of cybersecurity breaches. The COVID-19 outbreak may also adversely impact our ability to make requisite filings under federal securities laws on a routine and timely basis. In addition, any deterioration in economic conditions due to the COVID-19 pandemic or any related market volatility may impact our ability to access the capital markets or ability to obtain financing on favorable terms or at all, which may affect our liquidity. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact business and the economy is uncertain. Accordingly, consequences stemming from the ongoing COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The markets in which our products are sold are highly competitive.

We face competition within the medical devices and industrial robotics markets on the basis of product features, clinical outcomes, price, services and other factors.
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

The market for our products is new and unproven, and susceptible to technological change and scientific developments.
The market for medical and industrial exoskeletons is new and unproven. We cannot be certain that the market for robotic exoskeletons will continue to develop, or that robotic exoskeletons for medical or industrial use will achieve market acceptance. Additionally, the development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. Furthermore, the use of robotic devices is not universally accepted in the rehabilitation community. The exoskeleton market may fail to develop, or may develop more slowly than we anticipate, or we may be unable to respond effectively to technological changes or fail to gain acceptance of our product in our target markets. Current or future clinical trials and studies may not provide sufficient data that the rehabilitation community interprets to support the use of exoskeletons in rehabilitation, or such trials and studies may actually prove the opposite. Any of these outcomes could materially and adversely affect our business, financial condition and operating results.

Coverage policies and reimbursement levels of third-party payers may impact sales of our products.
To the extent that the adoption of our product by our customers becomes dependent in the future on their ability to obtain adequate reimbursement for treatments provided using our product from third-party payers, the coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities to purchase our products or the prices they would be willing to pay for those products. Reimbursement rates could also affect the acceptance rates of new technologies. We have no control over these factors.

We will experience long and variable sales cycles.
The EksoNR has a lengthy sale and purchase order cycle because it is a major capital expenditure item and generally requires the approval of senior management at purchasing institutions, which may contribute to substantial fluctuations in our quarterly operating results.

International sales of our products are subject to factors outside of our control.
Our business currently depends in part on our activities in the EMEA, APAC, and other foreign markets. Our international activities are subject to a number of risks inherent in selling and operating abroad, including failure of local laws to provide the same degree of protection against infringement of our intellectual property rights; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; the expense of establishing facilities and operations in new foreign markets; building an organization capable of supporting geographically dispersed operations, challenges caused by distance, language and cultural differences; challenges caused by differences in legal regulations, markets, and customer preferences, which may limit our ability to adapt our products or succeed in other regions; multiple, conflicting, and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, exchange controls and tariff and other trade barriers; foreign tax consequences; fluctuations in currency exchange rates and foreign currency translation adjustments; foreign exchange controls that might prevent us from repatriating income earned outside the United States; imposition of public sector controls; differing payer reimbursement regimes, governmental payers or patient self-pay systems and price controls; political, economic and social instability; and restrictions on the export or import of technology.

We rely on independent distributors for the sale and marketing of our products in certain geographies.
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
Financial & Accounting Risks

We have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.
We have thus far been largely dependent on capital raised through the sale of equity securities in various public and private offerings, and we have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $15.8 million and $12.1 million for the years ended December 31, 2020 and 2019, respectively (with losses from an increase in common stock purchase warrant liabilities due to an increase in our stock price accounting for a $3.1 million increase in net losses in 2020). As of December 31, 2020 and 2019, we had an accumulated deficit of $199.1 million and $183.3 million, respectively.
The operation of our business and our growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments. We believe we have sufficient resources to operate for the foreseeable future based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in rental activity from our medical device business. However, unless we are able to generate significant revenues from sales and rentals of our products, we will not be able to achieve or maintain profitability in the near future or at all, and we will remain largely dependent on capital raised from past and future financings to implement our business plan, support our operations and service our debt obligations, which totaled $3.1 million as of January 31, 2021. Our lack of profitability may depress our stock price, and if we are unable become profitable, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or to cease our operations entirely.

Our loan agreement imposes certain financial, and operational restrictions on us, limiting the discretion of our management in operating our business.

Our loan agreement with Pacific Western Bank, which we entered into in August 2020, or our PWB Loan Agreement, contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things incur additional debt, grant liens on assets, sell or acquire assets outside the ordinary course of business, pay dividends and make certain fundamental business changes. Our obligations are also secured by a security interest in all of our assets, exclusive of intellectual property. As a result, we may need to use our capital resources to repay the PWB Loan in order to undertake certain financing or strategic transactions.

Management will have broad discretion as to our use of capital resources.

As of December 31, 2020, we had $12.9 million in cash and cash equivalents, and our recently completed public offering in February 2021 resulted in our receiving an additional $36.4 million in estimated net proceeds. Our management will have broad discretion in the application of these capital resources, including for working capital and other general corporate purposes, which may include repayment of debt, acquisitions and other business opportunities. The amounts and timing of our use of proceeds will vary depending on a number of factors, including the amount of cash generated or used by our operations, and the rate of growth, if any, of our business. In addition, while we have not entered into any agreements, commitments or understandings relating to any significant transaction as of the date of this Annual Report, we may use a portion of the net proceeds to pursue acquisitions of other businesses, products or technologies that are complementary to our business, joint ventures and licensing arrangements, and other strategic transactions and business opportunities. Our broad use of these funds may not always align with the focus of our investors, and our investors may not have the opportunity as part of their investment decision in any such offering to assess whether the net proceeds of such offering are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from any offering, their ultimate use may vary from the intended use as may be stated in the relevant prospectus related to such offering. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from any offering in a variety of capital preservation investments. These investments may not yield a favorable return to our securityholders.

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

We could fail to maintain effective internal control over our financial reporting.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K and quarterly reports on Form 10-Q an assessment by management of the effectiveness of our internal control over financial reporting. While we believe that the policies, processes and procedures we have put in place will be sufficient to render our internal controls over financial reporting effective, our initiatives may not prove successful. If so, management may not be able to conclude that our internal control over financial reporting is effective. This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock. In addition, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts.

Intellectual Property Risks

Protecting our intellectual proprietary rights can be costly, and our success in doing so is not certain.
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
Furthermore, we have not filed applications for all of our inventions internationally and may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products in other countries. These include, in some cases, countries in which we are currently selling products and countries in which we intend to sell products in the future.

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
We are a party to two exclusive license agreements and one amendment to the license agreement with UC Berkeley, covering ten patents exclusively licensed to us. In addition, in connection with our acquisition of certain assets from Equipois, we assumed the rights and obligations of Equipois with respect to certain patents and patent applications under an in-license of intellectual property from a third-party and subject to an out-license of that intellectual property to an unrelated third-party for use in a particular field. We may also need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our devices or any other devices we may identify and pursue. Our license agreements with UC Berkeley and the rights and obligations that we assumed in connection with the Equipois acquisition impose various development, diligence, commercialization, and other obligations on us, and any future license agreements may impose similar or other obligations on us. For example, under our license agreements with UC Berkeley we are required to submit a commercialization plan with performance milestones and progress report to UC Berkeley, and must satisfy specified minimum annual royalty payment obligations. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If our license agreements with UC Berkeley are terminated, or if our agreements granting us intellectual property rights in connection with the Equipois acquisition or any future agreements granting us material intellectual property rights are terminated or impeded in a material way, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products that may be identical or functionally similar to our devices and we may be required to cease our development and commercialization of such devices. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
Moreover, disputes may arise between us and our counterparties regarding intellectual property subject to a licensing agreement, including the scope of rights granted under the license agreement and other interpretation-related issues; the extent to which our devices, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; the sublicensing of patent and other rights under our collaborative research and development relationships; our diligence obligations under the license agreement and what activities satisfy those diligence obligations; the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and the priority of invention of patented or patentable technology. In addition, certain provisions in our license agreement with UC Berkeley may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected devices, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

Legal and Regulatory Compliance Risks

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
The FDA or other non-U.S. regulatory authorities can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including a medical device candidate may not be deemed to be substantially equivalent to a device lawfully marketed either as a grandfathered device or one that was cleared through the 510(k) premarket notification process; a medical device candidate may not be deemed to be substantially equivalent to a device lawfully marketed either as a grandfathered device or one that was cleared through the 510(k) premarket notification process; a medical device candidate may not be deemed to be in conformance with applicable standards and regulations; FDA or other regulatory officials may not find the data from pre-clinical studies and clinical trials or other product testing date to be sufficient; other non-U.S. regulatory authorities may not approve our processes or facilities or those of any of our third-party manufacturers, thereby restricting export; or the FDA or other non-U.S. regulatory authorities may change clearance or approval policies or adopt new regulations.
Even after regulatory clearance or approval has been granted, a cleared or approved product and its manufacturer are subject to extensive regulatory requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising and promotion for the product. If we fail to comply with the regulatory requirements of the FDA or other non-U.S. regulatory authorities, or if previously unknown problems with our products or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including restrictions on the products, manufacturers or manufacturing process; adverse inspectional observations (Form 483), warning letters, non-warning letters incorporating inspectional observations; civil or criminal penalties or fines; injunctions; product seizures, detentions or import bans; voluntary or mandatory product recalls and publicity requirements; suspension or withdrawal of regulatory clearances or approvals; total or partial suspension of production; imposition of restrictions on operations, including costly new manufacturing requirements; refusal to clear or approve pending applications or premarket notifications; and import and export restrictions.
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

Our failure to meet strict post-market regulatory requirements with respect to our products could require us to pay fines, incur other costs or even close our facilities.
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

We may be subject to adverse medical device reporting obligations, voluntary corrective actions or agency enforcement actions.
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

Product Liability Risks

Our products may become subject to voluntary or involuntary recall.
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

Our product liability insurance may not adequately cover potential claims or recalls.
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

Warranty claims and our accelerated maintenance program results in additional operating costs to us.
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

Risks Related to Ownership of Common Stock

You may be diluted from future issuances of our equity securities, including from compensatory equity awards, exercise of outstanding warrants, or issuances of securities in financing or strategic transactions, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions may cause dilution to our stockholders. For example, we may sell equity securities or issue securities exercisable or convertible into shares of our common stock in connection with strategic transactions or for financing purposes, including under an At The Market Offering Agreement we entered into in October 2020 with H.C. Wainwright & Co., LLC or our “shelf” registration statement on Form S-3 (File No. 333-239203) which was declared effective by the SEC on June 26, 2020. While in 2020, we sold no shares of common stock under our “at the market offering” program, but from year-end to February 25, 2021, we sold $0.8 million of common stock under the program, leaving $6.7 million available for future offerings under our current prospectus for the offering. After giving effect to our public offering in February 2021, registered warrant transactions and potential sales under our prospectus for the “at the market offering” program, approximately $16.7 million of registered securities are available for issuance under our shelf registration statement. We have also registered all of the shares of common stock that we may issue pursuant to the exercise of 0.5 million stock options and settlement of 0.1 million restricted stock units outstanding as of December 31, 2020 and granted under our Amended and Restated 2014 Incentive Plan (the “Incentive Plan”), the 1.1 million shares reserved for future issuance under the Incentive Plan, and all of the 0.5 million shares of common stock that we may issue in the future under our Employee Stock Purchase Plan. You may also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Incentive Plan, and from the exercise of warrants, with respect to which as of February 25, 2021, 1.0 million were exercisable at a weighted average exercise price of $6.63 per share. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

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

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates

The market price of our common stock has been, and may continue to be, highly volatile.
During the period from our initial listing on Nasdaq on August 9, 2016 through December 31, 2020, the closing price of our common stock fluctuated from a high of $93.15 per share to a low of $2.54 per share (on a split-adjusted basis), and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as our ability to grow our revenue and customer base; the announcement of new products or product enhancements by us or our competitors; developments concerning regulatory oversight and approvals; variations in our and our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts; successes or challenges in our collaborative arrangements or alternative funding sources; developments in the rehabilitation and industrial robotics markets; the results of product liability or intellectual property lawsuits; future issuances of common stock or other securities; the addition or departure of key personnel; announcements by us or our competitors of acquisitions, investments or strategic alliances; and general market conditions and other factors, including factors unrelated to our operating performance.

Trading of our common stock is limited, which may affect our stock price.
Trading of our common stock is currently conducted on Nasdaq. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and low coverage by research analysts’ the media, if at all. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. Additionally, sales by stockholders of substantial amounts of our shares of common stock, the issuance of new shares of common stock by us or the perception that these sales may occur in the future could materially and adversely affect the market price of our common stock, and you may lose all or a portion of your investment in our common stock.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are currently located at 1414 Harbour Way South, Suite 1201, Richmond, CA 94804, where we leased approximately 45,000 square feet. The Richmond office serves as headquarters for our medical device and industrial device sales segments. In addition, we lease approximately 1,400 square feet of office space at Friesenweg 4, House 13, 4th floor, 22763 Hamburg, Germany for our European headquarters.

We do not own any real property.

Item 3.    LEGAL PROCEEDINGS

From time to time we may be involved in litigation that we believe is of the type common to companies engaged in our line of business, including intellectual property and employment issues. While the outcome of these other claims cannot be predicted with certainty, we do not believe that the outcome of any of these other legal matters will have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been traded on the Nasdaq Capital Market under the symbol “EKSO” since August 9, 2016. Prior to August 9, 2016, our common stock was eligible for quotation and traded on the OTC Market. The quotation of our common stock on the OTC market began on or about January 16, 2014. The closing price of EKSO stock as of February 19, 2021 was $9.22.

As of February 19, 2021, we had approximately 185 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. We believe that the actual number of stockholders is greater than the number of holders of record.

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

On March 24, 2020, we effected a one-for-fifteen reverse stock split, or the Reverse Stock Split, reducing the number of our common shares outstanding on that date from 87.4 million shares to approximately 5.8 million shares. Additionally, the exercise price and number of all outstanding options and warrants, and the number of shares reserved for future issuance pursuant to our equity compensation plan were all adjusted proportionately. All such amounts presented herein have been adjusted retroactively to reflect these changes. The number of the Company’s authorized shares were not proportionately reduced in the Reverse Stock Split and remain at 141,428,571 shares.

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

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this pandemic, public health officials and governments across the world have recommended and mandated actions to curb the spread of the SARS-COV-2 virus, the pathogen that causes COVID-19. The COVID-19 pandemic and the related responses to the pandemic have caused a significant adverse impact on the global economy, including disruptions to supply chains, sharp increases in unemployment and overall economic uncertainty.

This pandemic has negatively impacted our business, including our employees, suppliers, customers and other business partners, resulting in our terminating 23 employees in 2020. We have seen demand for our exoskeleton products decrease in the current business environment, as many inpatient rehabilitation facilities temporarily shift priorities and delay capital expenditures, resulting in 61 units booked (non-cancellable customer orders) in 2020 compared to 98 in 2019, a decrease of 38%. We have seen that the clinical need has not diminished as more data is coming out about the increase prevalence of strokes during this pandemic. As such, we continue to engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our Ekso devices. Although market uncertainties related to the pandemic make it difficult for us to project the full impact on our business and customers, we believe that we are well-positioned to serve our customers when business conditions begin to normalize.

We continue to instruct the majority of our employees to work from home, restrict non-critical business travel and have enhanced the use of personal protective equipment in our facilities.

We are hopeful that COVID cases and hospitalizations will continue to decrease, and now that our clinical team is fully vaccinated and are active onsite at rehab centers, we expect to see an uptick in live in-person interactions going forward. In fact, we are now close to the number of onsite demos in the first quarter of 2021 compared to the previous three quarters combined. While we are cautiously optimistic about the current COVID outlook, the successful completion of our first virtual training sessions leave us well-positioned to address existing pipeline opportunities, mitigating the effects of future COVID-related lock downs or travel restrictions.

Management continues to actively monitor the global situation and its effects on our financial position and operations.

Business

We design, develop, sell, and rent exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied persons and persons with physical disabilities. We have sold or leased devices that (i) enable individuals with neurological conditions affecting gait (acquired brain injury and spinal cord injury) to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

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

EksoHealth

EksoHealth is our business unit focused on developing, marketing, and selling exoskeletons for medical applications. Our leading product in EksoHealth, the EksoNR, is a robotic exoskeleton used to provide physical therapy for patients with lower extremity impairment. EksoNR, which in 2019 superseded our EksoGT product in this segment, includes unique features designed specifically to assist physical therapists and other clinicians to teach patients to walk again after suffering a neurological impairment. Typical conditions that can be treated with the assistance of EksoNR include acquired brain injuries, such as stroke and traumatic brain injuries, as well as spinal cord injuries and others. The benefits of using EksoNR for rehabilitation can include earlier mobilization of patients, longer and more intense rehab sessions, and better quality of sessions compared to alternative therapies. The product is most typically used in a clinical setting, with the most common among those being inpatient rehab facilities and stroke centers.

EksoUE is a wearable upper body exoskeleton that is also used as a tool during rehabilitation. EksoUE is designed to assists patients with a broad range of upper extremity impairments and aims to provide them with a wider active range of motion and increased endurance for rehabilitation sessions of higher intensity.

EksoWorks

EksoWorks is our business unit focused on developing, marketing, and selling exoskeletons and other assistive tools for industrial applications. The target users for these devices are generally able-bodied, and as such the goal of these products is to reduce fatigue for workers. The benefits of fatigue reduction can include reduced rates of injuries, higher productivity, higher worker morale, and lower turnover. Currently, we sell these products primarily directly to companies that deploy them for use in their operations.

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

Operational Highlights
•In 2020, we booked a total of 61 EksoGT and EksoNR units, 19 of which were subscription units and 9 of which were previously rented units that were converted to sales.
•We recorded annual gross margins of approximately 57% in 2020, compared to 49% in 2019.
•In February 2020, we announced the worldwide launch of our upgraded EksoPulse platform, an innovative cloud-based information technology platform that measures and analyzes progress using the EksoNR robotic exoskeleton. The improved analytics system provides an easy-to-use dashboard to chart activity in rehabilitation sessions, enhancing the clinician, institutional, and patient experience of the most clinically used exoskeleton.
•In June 2020, we received FDA clearance to market our EksoNR robotic exoskeleton for use with acquired brain injury patients

•Also in June 2020, we were named “Best Healthcare Robotics Company” in 2020 MedTech Breakthrough Awards Program
•In August 2020, we launched EVO, an endurance-boosting assistive upper body exoskeleton designed for industrial use.
2020 Financing Activities
•In April 2020, we received proceeds of a $1.1 million unsecured loan under the Paycheck Protection Program, or the PPP.
•In June 2020, we sold 1,747,704 shares of our common stock and warrants to purchase up to 873,852 shares of our common stock, or June 2020 Investor Warrants, at a combined public offering price of $4.51 per share for proceeds, net of expenses and underwriting discount and commission, of $7.1 million.
•In August 2020, we paid off the entire amount of $1.5 million of the Company's indebtedness to Western Alliance Bank with proceeds from a new loan of $2.0 million from Pacific Western Bank. The terms of the new loan agreement include monthly interest-only payments over the next three years.
•During the year ended December 31, 2020, we received $3.3 million in proceeds from the exercise of 723,426 warrants.
•Subsequent to year end, we received estimated net proceeds of $36.4 million from an underwritten public offering, $1.4 million from warrant exercises, and $0.7 million from sales under our "at the market offering" program. Refer to Note. 18 in the notes to our consolidated financial statements under the caption Subsequent Events.

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

Our EksoHealth segment revenue is primarily generated through the sale and rental of our EksoNR and associated software (SmartAssist and VariableAssist), EksoUE, sale of accessories, and support and maintenance contracts (Ekso Care). Revenue from EksoHealth sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from our facility for sales of our EksoNR, software, and accessories. Ekso Care support and maintenance contracts extend coverage beyond our standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. We receive payment at the inception of the contract and recognize revenue over the term of the agreement. Revenue from medical device rentals is recognized over the lease term, typically over 12 months.

Our EksoWorks segment revenue is generated by the sales of our EksoVest, EksoZeroG and EVO. Revenue from EksoWorks device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from our facility.

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

Going Concern

We assess our ability to continue as a going concern at every interim and annual period in accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements – Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019 (dollars in thousands):

	Years ended December 31,
	2020	2019	Change	% Change

Revenue	$8,882	$13,917	$(5,035)	(36)%
Cost of revenue	3,812	7,153	(3,341)	(47)%
Gross profit	5,070	6,764	(1,694)	(25)%
Gross profit %	57%	49%

Operating expenses:
Sales and marketing	7,752	11,398	(3,646)	(32)%
Research and development	2,474	4,596	(2,122)	(46)%
General and administrative	7,702	7,409	293	4%
Impairment of goodwill	189	—	189	nm(1)
Restructuring	244	—	244	nm(1)
Total operating expenses	18,361	23,403	(5,042)	(22)%

Loss from operations	(13,291)	(16,639)	3,348	(20)%

Other (expense) income, net:
Interest expense	(139)	(384)	245	(64)%
Finance cost associated with warrant issuance	(329)	(1,096)	767	(70)%
(Loss) gain on warrant liabilities	(3,056)	6,376	(9,432)	nm(1)
Loss on modification of warrants	—	(257)	257	nm(1)
Other income (expense), net	990	(132)	1,122	nm(1)
Total other (expense) income, net	(2,534)	4,507	(7,041)	(156)%

Net loss	$(15,825)	$(12,132)	$(3,693)	30%
(1) Not meaningful

Revenue

Revenue decreased $5.0 million, or 36%, for the year ended December 31, 2020, compared to the same period of 2019. This decrease was comprised of a $3.9 million decrease in EksoHealth and a $1.1 million decrease in EksoWorks primarily due to a decrease in volume of medical device sales driven by the impact of the COVID-19 pandemic, as our customers shifted their priorities to prepare for and manage their business during the pandemic.

Gross Profit

Gross profit decreased $1.7 million, or 25%, for the year ended December 31, 2020, compared to the same period of 2019, primarily attributable to a decreased volume of device sales. Gross margin was approximately 57% for the year ended December 31, 2020, compared to a gross margin of 49% for the same period in 2019. Gross margins increased primarily due to higher average selling prices for EksoNR, an increased proportion of medical device sales in overall revenue composition, lower unit production costs, the introduction of EVO, and higher service margins.

Operating Expenses

Sales and marketing expenses decreased $3.6 million, or 32%, for the year ended December 31, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May 2020, respectively, lower selling expense as we shifted to video conferencing, virtual training events and online education demonstrations, lower general marketing and trade show activities, and the absence of clinical trials expense due to the completion of our main clinical trial in the first quarter of 2019.

Research and development expenses decreased $2.1 million, or 46%, for the year ended December 31, 2020, compared to the same period of 2019, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May 2020, respectively, and a decrease in patent and licensing costs.

General and administrative expenses increased $0.3 million, or 4%, for the year ended December 31, 2020, compared to the same period of 2019, primarily due to an increase in legal expense.

Goodwill impairment charge of $0.2 million was recorded in the year ended December 31, 2020, reducing the goodwill balance to zero. No goodwill impairment charge was recorded in 2019.

Restructuring expense of $0.2 million was recorded in the year ended December 31, 2020, and related to the completion of a restructuring plan in May of 2020. We streamlined our operations and reduced our workforce by approximately 35% to lower operating expenses and reduce cash burn. The restructuring expense consisted of employee severance payments.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, the restructuring completed in May 2020, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Other (Expense) Income, Net

Interest expense decreased $0.2 million, or 64% for the year ended December 31, 2020, compared to the same period of 2019, primarily due to lower effective interest rates on our term loans.

Loss on revaluation of warrant liabilities of $3.1 million for the year ended December 31, 2020, was associated with the revaluation of warrants issued in 2015, 2019 and 2020. Gain on revaluation of warrant liabilities of $6.4 million for the year ended December 31, 2019, related to warrants issued in 2015 and 2019. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Loss on modification of warrants of $0.3 million for the year ended December 31, 2019, was due to the reduction of the exercise price of the 2015 Warrants from $56.10 per share to $41.25 per share, in connection with an amendment of the 2015 Warrant Agreement, which retroactively removed a provision from such securities purchase agreement that prohibited the Company from effecting or entering into an agreement to effect any issuance by the Company of its common stock at a price determined based on the trading price of the Company’s common stock or otherwise at a future determined price. There was no comparable amount during the same period in 2020.

Warrant issuance expense of $0.3 million for the year ended December 31, 2020 was recorded in connection with our private placement offerings of warrants to purchase common stock concurrently with a registered direct offering of our common stock in June 2020. We incurred $1.1 million in direct financing costs, which were allocated on a relative fair value basis between the common stock and warrant issuances, of which $0.3 million was allocated to warrants and expensed immediately. Warrant issuance expense of $1.1 million for the year ended December 31, 2019 was recorded in connection with our May 2019 and December 2019 financings. We incurred $1.7 million in direct financing costs, which were allocated on a relative fair value basis between the common stock and warrant issuances, of which $1.1 million was allocated to warrants and expensed immediately.

Other income, net was $1.0 million for the year ended December 31, 2020, compared to other expense, net of $0.1 million the same period of 2019, due to unrealized gains and losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

At December 31, 2020, we had working capital of $13.4 million, compared to working capital of $11.0 million at December 31, 2019.  The increase in working capital is primarily due to higher cash balance from equity financings, warrants exercises, and the reduction of notes payable, current as a result of retiring our WAB Term Loan. Our cash and cash equivalents as of December 31, 2020 consisted of bank deposits with third party financial institutions.  As of December 31, 2020, of our $12.9 million of cash, $12.3 million was held domestically while $0.6 million was held by foreign subsidiaries.

As of December 31, 2020, we had an accumulated deficit of $199.1 million and cash on hand of $12.9 million.  Largely as a result of significant research and development activities related to our advanced technology and commercialization of such technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. We have incurred net losses of $15.8 million and $12.1 million for the years ended December 31, 2020 and 2019, respectively. In the year ended December 31, 2020, we received net proceeds of $7.1 million from a registered direct offering and $3.3 million from warrant exercises, and used $8.8 million of cash in our operations.

Subsequent to year-end through February 25, 2021, we received estimated net proceeds of $36.4 million from an underwritten public offering, $1.4 million from warrant exercises, and $0.7 million from sales under our "at the market offering" program. Refer to Note. 18 in the notes to our consolidated financial statements under the caption Subsequent Events.

In 2020, management took several actions to alleviate the substantial doubt about the our ability to continue as a going concern that existed as of the date of issuance of the December 31, 2019 consolidated financial statements, including, but not limited to, the following:

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
•restructured our commercial organization and strategy which has been gaining traction;
•received FDA clearance for ABI to market our product to a larger patient population increasing the value proposition to our customers.

As described in Note 9 in the notes to our consolidated financial statements under the caption Notes Payable, net, borrowings under our new secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of December 31, 2020, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of December 31, 2020 is estimated to be $10.9 million. With this unrestricted cash balance and the impact of management's actions described above, and additional cash received after year-end, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these consolidated financial statements.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2020	2019
Cash, beginning of year	$10,872	$7,655
Net cash used in operating activities	(8,755)	(15,772)
Net cash used in investing activities	—	(60)
Net cash provided by financing activities	10,704	19,039
Effect of exchange rate changes on cash	41	10
Cash, end of year	$12,862	$10,872

Net Cash Used in Operating Activities

Net cash used in operations decreased $7.0 million, or 44%, for the year ended December 31, 2020, compared to the same period of 2019, primarily due to the reduction in operating expenses by improving overall operational efficiencies, including but not limited to, the reduction of employee headcount. In addition, increased collection efforts resulted in higher ratio of accounts receivable collections to sales.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.1 million, or 100%, during the year ended December 31, 2020, compared to the same period of 2019, primarily due to lower hardware and software purchases due to lower headcount.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $10.7 million for the year ended December 31, 2020 was from the sale of our common stock for net proceeds of $7.1 million in connection with the equity financing in June 2020, proceeds of $1.1 million from our PPP loan, and proceeds of $3.3 million from the exercise of June 2020 Warrants and May 2019 Warrants, partially offset by aggregate principal payments of $1.3 million against our term loan and the $1.5 million payoff of our loan with Western Alliance Bank.

Net cash provided by financing activities of $19.0 million for the year ended December 31, 2019 was from the sale of common stock and warrants for net proceeds of $9.0 million in connection with the equity financing in May 2019, net proceeds of $4.2 million with the equity financing in December 2019, net proceeds of $2.8 million from our “at the market offering” program, net proceeds of $5.0 million from equity investors associated with the JV Agreement, and proceeds of $0.2 million from the exercise of stock options, partially offset by aggregate principal payments of $2.4 million against our term loan.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2020, we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2020.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years	After 5 Years
Term loan	$3,356	$90	$3,266	$—	$—
Facility operating leases	836	599	237	—	—
Purchase obligations	396	396	—	—	—
Total	$4,588	$1,085	$3,503	$—	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.4 million as of December 31, 2020, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

We generate a portion of our revenue and collect receivables in foreign currencies outside of the U.S. and, as such, we have foreign currency exposure. Currently, we sell our products mainly in United States dollars, Euros, and Singapore dollars although we may in the future transact business in other currencies. Future fluctuations in the foreign exchange rates of these currencies can result in foreign exchange gains and losses which may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2020, sales denominated in foreign currencies were approximately 33% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.3 million decrease to revenues for 2020.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our term loan. The variable interest rate related to our long-term debt is charged at the greater of 0.50% above the variable rate of interest announced by the lender as its “prime rate” then in effect or 4.50.  A hypothetical 10% change in the lender's prime rate would have an immaterial impact on our annualized interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ekso Bionics Holdings, Inc.
Richmond, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers sometimes contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis and revenue is recognized when the distinct performance obligation is satisfied. For example, device revenue is recognized at the point in time that the customer takes control of the device, generally upon shipment, and subscription and service revenues are recognized over time as the services are performed.

Auditing the Company’s revenue recognition was challenging, specifically related to the identification and determination of the distinct performance obligations, the allocation of the transaction price to the identified performance obligations and the timing of revenue recognition. For example, certain arrangements required judgment to determine the distinct performance obligations, how the transaction price is allocated to the identified performance obligations, and the appropriate timing of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of the Company’s process and controls to determine the distinct performance obligations, allocation of the transaction price to the identified performance obligations and the timing of revenue recognition.

Among the procedures we performed to test the determination of the distinct performance obligations, allocations of the transaction price to the identified performance obligations and the timing of revenue recognition, we read executed contracts and purchase orders to understand the rights and obligations conveyed in the contractual arrangement, evaluated management’s assessment of the performance obligations and whether they were distinct, determined the reasonableness of the standalone selling price used by management in the allocation of the transaction price to the performance obligations, and tested the timing of revenue recognition for a sample of individual sales transactions. We evaluated the accuracy of the Company’s accounting conclusions, specifically related to the identification and determination of distinct performance obligations, allocation of the transaction price to the identified performance obligations, and the timing of revenue recognition.

/s/ OUM & CO. LLP

San Francisco, California
February 25, 2021
We have served as the Company's auditor since 2010.

Ekso Bionics Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$12,862	$10,872
Accounts receivable, net of allowances of $42 and $121, respectively	3,389	5,208
Inventories	1,978	2,489
Prepaid expenses and other current assets	191	238
Total current assets	18,420	18,807
Property and equipment, net	1,172	1,657
Right-of-use assets	685	1,084
Goodwill	—	189
Other assets	320	178
Total assets	$20,597	$21,915

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,501	$1,903
Accrued liabilities	1,429	1,683
Deferred revenues, current	1,496	1,492
Note payable, current	—	2,333
Lease liabilities, current	548	421
Total current liabilities	4,974	7,832
Deferred revenues	1,806	1,789
Notes payable, net	3,075	407
Lease liabilities	233	711
Warrant liabilities	6,037	4,307
Other non-current liabilities	38	72
Total liabilities	16,163	15,118
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 8,349 and 5,795 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	6
Additional paid-in capital	204,376	190,019
Accumulated other comprehensive (loss) income	(847)	50
Accumulated deficit	(199,103)	(183,278)
Total stockholders' equity	4,434	6,797
Total liabilities and stockholders' equity	$20,597	$21,915

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years ended December 31,
	2020	2019
Revenue	$8,882	$13,917
Cost of revenue	3,812	7,153
Gross profit	5,070	6,764

Operating expenses:
Sales and marketing	7,752	11,398
Research and development	2,474	4,596
General and administrative	7,702	7,409
Impairment of goodwill	189	—
Restructuring	244	—
Total operating expenses	18,361	23,403

Loss from operations	(13,291)	(16,639)

Other (expense) income, net:
Interest expense	(139)	(384)
Finance cost associated with warrant issuance	(329)	(1,096)
(Loss) gain on warrant liabilities	(3,056)	6,376
Loss on modification of warrants	—	(257)
Other income (expense), net	990	(132)
Total other (expense) income, net	(2,534)	4,507

Net loss	(15,825)	(12,132)
Foreign currency translation adjustments	(897)	142
Comprehensive loss	$(16,722)	$(11,990)

Basic and diluted net loss per share applicable to common shareholders	$(2.21)	$(2.53)
Weighted average number of shares outstanding, basic and diluted	7,164	4,794

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	4,198	$4	$173,962	$(92)	$(171,146)	$2,728
Net loss	—	—	—	—	—	—	(12,132)	(12,132)
Issuance of common stock under:
Equity financing, net	—	—	1,534	2	12,442	—	—	12,444
Equipois sales earn-out	—	—	1	—	22	—	—	22
Equity incentive plan	—	—	12	—	228	—	—	228
Matching contribution to 401(k) plan	—	—	9	—	191	—	—	191
In lieu of employee cash bonus	—	—	41	—	919	—	—	919
Stock-based compensation	—	—	—	—	2,255	—	—	2,255
Foreign currency translation adjustments	—	—	—	—	—	142	—	142
Balance at December 31, 2019	—	$—	5,795	$6	$190,019	$50	$(183,278)	$6,797
Net loss	—	—	—	—	—	—	(15,825)	(15,825)
Issuance of common stock under:
Equity financing, net	—	—	1,748	2	7,080	—	—	7,082
Equity incentive plan	—	—	35	—	—	—	—	—
Exercise of warrants	—	—	723	—	7,310	—	—	7,310
Matching contribution to 401(k) plan	—	—	26	—	155	—	—	155
In lieu of cash compensation	—	—	9	—	50	—	—	50
Shares issued as a result of rounding due to reverse-stock split	—	—	13	—	—	—	—	—
Issuance of warrants	—	—	—	—	(2,322)	—	—	(2,322)
Stock-based compensation	—	—	—	—	2,084	—	—	2,084
Foreign currency translation adjustments	—	—	—	—	—	(897)	—	(897)
Balance at December 31, 2020	—	$—	8,349	$8	$204,376	$(847)	$(199,103)	$4,434

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Years ended December 31,
	2020	2019
Operating activities
Net loss	$(15,825)	$(12,132)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	620	690
Changes in allowance for doubtful accounts	65	52
Impairment of goodwill	189	—
Amortization of debt discount, change in contingent liability and accretion of final payment fee	28	64
Gain on modification of operating lease liabilities	(38)	—
Loss on investment of unconsolidated affiliate	66	—
Common stock contribution to 401(k) plan	169	142
Stock-based compensation expense	2,410	2,255
Finance cost attributable to issuance of warrants	329	1,096
Loss (gain) on revaluation of warrant liabilities	3,056	(6,376)
Loss on modification of warrants	—	257
Unrealized (gain) loss on foreign currency transactions	(947)	133
Changes in operating assets and liabilities:
Accounts receivable	1,754	(1,599)
Inventories	379	959
Prepaid expense, operating lease right-of-use assets, and other assets, current and noncurrent	247	369
Accounts payable	(402)	(1,231)
Accrued and lease liabilities	(876)	(1,135)
Deferred revenues	21	684
Net cash used in operating activities	(8,755)	(15,772)
Investing activities
Acquisition of property and equipment	—	(60)
Net cash used in investing activities	—	(60)
Financing activities
Proceeds from issuance of common stock and warrants, net	7,082	21,188
Principal payments on notes payable	(1,278)	(2,377)
Payment of remaining balance on long-term debt	(1,512)	—
Proceeds from exercise of stock options	—	228
Proceeds from exercise of common stock warrants	3,334	—
Proceeds from issuance of long-term debt, net of financing costs	3,078	—
Net cash provided by financing activities	10,704	19,039
Effect of exchange rate changes on cash	41	10
Net increase in cash	1,990	3,217
Cash at beginning of the year	10,872	7,655
Cash at end of the year	$12,862	$10,872

Supplemental disclosure of cash flow activities
Cash paid for interest	$109	$309

Cash paid for income taxes	$6	$23

Supplemental disclosure of non-cash activities
Reclassification of warrant liability to equity upon exercise of warrants	$3,976	$—
Share issuance for common stock contribution to 401(k) plan	$155	$191
Transfer of inventory to (from) property and equipment	$132	$(77)
Share issuance in lieu of cash compensation	$50	$919
Initial recognition of operating right-of-use assets	$—	$1,454
Initial recognition of operating lease liabilities	$—	$1,498
Share issuance for vesting of restricted stock	$—	$63
Change in deferred rent associated with ASC 842	$—	$44
Equipois sales earn-out	$—	$22

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
1. Organization

Description of Business

Ekso Bionics Holdings, Inc. (the "Company"), designs, develops, sells, and rents exoskeleton products to augment human strength, endurance and mobility.

The Company’s exoskeleton technology serves multiple markets and can be utilized both by able-bodied users and persons with physical disabilities. The Company has sold and rented devices that (i) enable individuals with neurological conditions affecting gait (acquired brain injury and spinal cord injury) to rehabilitate and to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

Unless otherwise indicated, all dollar and share amounts included in these notes to the consolidated financial statements are in thousands.

Liquidity and Going Concern

As of December 31, 2020, the Company had an accumulated deficit of $199,103.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the year ended December 31, 2020, the Company received net proceeds of $7,082 from a registered direct offering and of $3,334 from warrant exercises, and used $8,755 of cash in its operations. Cash on hand at December 31, 2020 was $12,862.

Subsequent to year-end through February 25, 2021 the Company received estimated net proceeds of $36,404 from an underwritten public offering, $1,416 from warrant exercises, and $664 from ATM sales. Refer to Note. 18, Subsequent Events.

In 2020, management took several actions to alleviate the substantial doubt about the Company’s ability to continue as a going concern that existed as of the date of issuance of the December 31, 2019 consolidated financial statements, including, but not limited to, the following:

•streamlined the Company's operations and reduced its workforce by approximately 35% to lower operating expenses and reduce cash burn;
•conducted a registered direct offering for net proceeds of $7,082;
•paid off the entire amount of $1,512 of the Company's indebtedness to Western Alliance Bank with proceeds from a new loan of $2,000 from Pacific Western Bank. The terms of the new loan agreement include monthly interest-only payments until August 2023.
•invested in the development and reliability of its products;
•restructured the Company's commercial organization and strategy which has been gaining traction; and
•received clearance from the U.S. Food and Drug Administration ("FDA") for Acquired Brain Injury ("ABI") to market the Company's product to a larger patient population increasing the value proposition to its customers.

As described in Note 9, Notes payable, net, borrowings under the Company’s new secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of December 31, 2020, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of December 31, 2020 is approximately $10,862. With this unrestricted cash balance, the impact of management's actions described above, and additional cash received after year-end, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these consolidated financial statements.
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

All common share and per share amounts have been adjusted to reflect the one-for-fifteen reverse stock split completed on March 24, 2020. See Note 13, Capitalization and Equity Structure – Reverse Stock Split.

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

Foreign Currency

The assets and liabilities of foreign subsidiaries and equity investments, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entities' functional currencies, are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss.

Accumulated Other Comprehensive (Loss) Income

The Company's accumulated other comprehensive (loss) income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive (loss) income presented on the consolidated balance sheets for the year ended December 31, 2020, is reflected in the table below net of tax:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$50
Net unrealized loss on foreign currency translation	(897)
Balance at December 31, 2020	$(847)

Cash

The Company places its cash in the custody of, financial institutions with high credit ratings. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents or investments in money market funds as of December 31, 2020 and 2019.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable during the years ended December 31, 2020 and 2019. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling contracts denominated in a foreign currency.

At December 31, 2020, the Company had two customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (13% and 10%, respectively), as compared with one customer at December 31, 2019 (11%).

The Company had no customers with sales of 10% or more of the Company’s total revenue for the year ended December 31, 2020, as compared with one for the year ended December 31, 2019 (15%). Refer to Note 17. Segment Disclosures for more information.

Inventories

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using the standard cost method, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw material. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress ("WIP"). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge within the consolidated statements of operations and comprehensive loss. The Company's estimate of write-downs for excess and obsolete inventory is based on a detailed analysis which includes on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of inventory.

Inventories consisted of the following:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	December 31,
	2020	2019
Raw materials	$1,724	$2,208
Work in progress	18	29
Finished goods	236	252
Inventories	$1,978	$2,489

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

The Company recorded restructuring expense of $244 for the year ended December 31, 2020 comprised of termination benefit costs. As of December 31, 2020, there was no accrued restructuring cost remaining on the Company’s consolidated balance sheets.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from the Company’s use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment or intangible assets were impaired as of December 31, 2020 and 2019. No impairment loss has been recognized in the years ended December 31, 2020 and 2019.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. The Company performs an annual impairment assessment, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. The Company performs impairment tests using a fair value approach when necessary.

The Company previously maintained a goodwill balance as a result of a prior acquisition of intangible assets from Equipois, LLC in December 2015 consisting of mechanical balance and support arms technologies, including the rights to the ZeroG product.

As a result of declining sales and gross margin, combined with the overall uncertainty about the future of the ZeroG product line, the Company performed an impairment assessment of goodwill utilizing the simplified method, which resulted in an impairment of goodwill of $189 reducing the goodwill balance to zero. In estimating the fair value, the Company utilized a discounted cash flow model, which is dependent on a number of assumptions, including forecasted revenues and profit margins. The following table sets forth the changes to goodwill for the year ended December 31, 2020:

Goodwill
Balance at December 31, 2019	$189
Impairment of goodwill	(189)
Balance at Balance at December 31, 2020	$—

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and rental of the EksoNR and EksoGT, associated software (SmartAssist and VariableAssist), the sale and rental of the EksoUE, the sale of accessories, and the sale of support and maintenance contracts (Ekso Care). Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR or EksoGT, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognizes revenue over the term of the agreement. Revenue from medical device rentals is recognized over the rental term, typically 12 months.

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale and rental of the upper body exoskeletons (EksoVest and the recently introduced EVOTM) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility. Revenue from industrial device rentals is recognized over the rental term, typically 12 months.

Government Grants

The Company accounts for nonreciprocal government grants by applying the contributions received in accordance with guidance in ASC Topic 958-605. To determine if a grant is non-reciprocal or reciprocal and whether the application of ASC 606 is required, the Company considers whether the transfer of resources is one in which commensurate value is exchanged. If commensurate value is not exchanged for the goods or services provided, the Company assesses whether the grant is conditional or unconditional.  Grants that contain both a barrier and right to return are considered conditional and revenue is deferred until such conditions are satisfied. In January 2019, the Company received a government grant from the Singapore Economic Development Board (“SEDB”) in the amount of approximately $1,500. The receipt of the funds is conditional upon certain operational milestones that must be met and maintained through December 31, 2021. Therefore, the Company has not recognized revenue related to the government grant from the SEBD nor received cash from the SEBD. The Company expects to recognize revenue related to this grant in 2021.

Research and Development

Research and development costs consist of costs incurred for internal research and development activities. These costs primarily include salaries and other personnel-related expenses, contractor fees, legal fees associated with developing and maintaining intellectual property, prototype materials, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility. Such costs are expensed as incurred.

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

The Company’s determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards, and actual and projected employee stock option exercise behaviors (expected term). Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the Company adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

The valuation of restricted stock units (“RSUs”) is determined at the date of grant using the Company’s closing stock price.

The Company records compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award, or to the date on which retirement eligibility is achieved, if shorter. For awards with performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update will be effective for the Company in the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Accounting Pronouncements Adopted in 2020

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the computation of the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the new guidance as of January 1, 2020, which reduced the complexity surrounding the evaluation of goodwill for impairment. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

3. Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock, adjusted to include conversion of certain stock options and warrants for common stock and release of common stock in connection with restricted stock units during the period, as follows:

	Years ended December 31,
	2020	2019
Numerator:

Net loss	$(15,825)	$(12,132)
Adjusted net loss used for dilution calculation	$(15,825)	$(12,132)

Denominator
Weighted-average number of shares outstanding	7,164	4,794
Dilutive weighted-average number of shares outstanding	7,164	4,794

Net loss per share
Basic	$(2.21)	$(2.53)
Diluted	$(2.21)	$(2.53)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years ended December 31,
	2020	2019
Options to purchase common stock	529	494
Restricted stock units	143	89
Warrants for common stock	1,325	1,178
Total common stock equivalents	1,997	1,761

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
4. Investment in Unconsolidated Affiliate

In May 2020, the Company, Zhejiang Youchuang Venture Capital Investment Co., Ltd and another partner (collectively, the “JV Partners”) received notice from the Committee on Foreign Investment in the United States (“CFIUS”) in connection with its review of the Company’s and the JV Partners’ investment in Exoskeleton Intelligent Robotics Co. Limited (the “China JV”). The notice stated that CFIUS’s prior national security concerns regarding the China JV could not be mitigated. In connection with such determination, on July 13, 2020, the Company and the JV Partners entered into a National Security Agreement (“NSA”), which, among other things, requires the termination of the Company’s agreements and role with the China JV. The Company intends to work cooperatively with the JV Partners and CFIUS to implement the terms of the NSA. On August 12, 2020, the Company and the JV Partners agreed to terminate the agreements underlying the China JV. As of December 31, 2020, all agreements related to the China JV had been terminated.

In accordance with the above, during the year ended December 31, 2020, the Company recorded a $66 loss on investment in unconsolidated affiliate in the consolidated statements of operations and comprehensive loss related to the write-off of previously recorded direct costs related to establishing the China JV.

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2020
Liabilities
Warrant liabilities	$6,037	$—	$—	$6,037

December 31, 2019
Liabilities
Warrant liabilities	$4,307	$—	$—	$4,307
Contingent success fee liability	$6	$—	$—	$6

During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended December 31, 2020, which were measured at fair value on a recurring basis:

	Warrant Liability	Contingent Success Fee Liability
Balance at December 31, 2019	$4,307	$6
Initial fair value of warrants in connection with June 2020 financing	2,650	0
Loss on revaluation of warrants issued in June 2020, December 2019, May 2019 financing, and December 2015 equity financings	3,056	0
Reclassification of warrant liability to equity upon exercise of warrants	(3,976)	—
Gain on revaluation of contingent liability	—	(6)
Balance at December 31, 2020	$6,037	$—

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

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts (Ekso Care), but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Deferred revenue consisted of the following:

	December 31, 2020	December 31, 2019
Deferred extended maintenance and support	$2,902	$2,837
Deferred royalties	282	290
Deferred device, rental revenues and advances	118	154
Total deferred revenues	3,302	3,281
Less current portion	(1,496)	(1,492)
Deferred revenues, non-current	$1,806	$1,789

Deferred revenue activity consisted of the following for the year ended December 31, 2020:

Beginning balance	$3,281
Deferral of revenue	1,922
Recognition of deferred revenue	(1,901)
Ending balance	$3,302

At December 31, 2020, the Company’s deferred revenue was $3,302. The Company expects to recognize approximately $1,496 of the deferred revenue during 2021, $908 in 2022, and $898 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $515 related to its contracts for rental units with its customers. These rental contracts typically have 12-month lease terms and rental income is recognized on a straight-line basis over the lease term.

As of December 31, 2020 and 2019, accounts receivable, net of allowance for doubtful accounts, were $3,389 and $5,208, respectively, and are included in current assets on the Company’s consolidated balance sheets. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days.

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2020:

	EksoHealth	EksoWorks	Total
Device revenue	$5,012	$689	$5,701
Service and support	1,723	—	1,723
Rentals	782	55	837
Parts and other	294	72	366
Collaborative arrangements	255	—	255
	$8,066	$816	$8,882

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2019:

	EksoHealth	EksoWorks	Total
Device revenue	$9,064	$1,726	$10,790
Service and support	1,647	—	1,647
Rentals	913	—	913
Parts and other	259	234	493
Collaborative arrangements	74	—	74
	$11,957	$1,960	$13,917

7. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2020	2019
Company-owned fleet	3-4	$3,326	$3,385
Computer software	3-5	851	851
Leasehold improvement	5-10	631	631
Furniture, office and leased equipment	3-7	557	554
Machinery and equipment	3-7	291	289
Tools, molds, dies and jigs	5	96	96
Computers and peripherals	3-5	77	77
		5,829	5,883
Accumulated depreciation and amortization		(4,657)	(4,226)
Property and equipment, net		$1,172	$1,657

Depreciation and amortization expense of property and equipment, net totaled $620 and $690 for the years ended December 31, 2020 and 2019, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2020	2019
Salaries, benefits and related expenses	$1,194	$1,098
Device warranty	188	285
Other	47	300
Total	$1,429	$1,683

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in Europe, the Middle East, Africa, and one or two years in the Asia Pacific region. A liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. Specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the warranty liability is classified as a

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
component of accrued liabilities, while the long-term portion of the warranty liability is classified as a component of other non-current liabilities in the consolidated balance sheets.

	Warranty
	2020	2019
Balance at beginning of the period	$350	$319
Additions for estimated future expense	219	416
Incurred costs	(343)	(385)
Balance at end of the period	$226	$350

Current portion	188	285
Long-term portion	38	65
Total	$226	$350

9. Notes payable, net

WAB and PWB Term Loans

WAB Term Loan

In December 2016, the Company entered into a loan agreement with Western Alliance Bank ("WAB loan") and received a loan in the principal amount of $7,000 that bore interest on the outstanding daily balance at a floating per annum rate equal to the 30-day U.S. LIBOR plus 5.41%. The Company was required to pay accrued interest on the WAB loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest maturing on January 1, 2021. On April 29, 2020 the Company entered into a second amendment to the December 2016 WAB loan agreement to defer principal payments for three months beginning in May 2020, with adjustments when the principal payments resumed on August 1, 2020. During the three-month deferral period the Company was required to make interest only payments.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate for the WAB loan of 8.49% for the year ended December 31, 2020. The final payment fee, initial fair value of the success fee, and debt issuance costs were accreted/amortized to interest expense using the effective interest method over the life of the loan.

PWB Term Loan

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

The proceeds of the PWB Term Loan were used to pay off the entire amount of the Company's indebtedness on the WAB loan which amounted to $1,512. Pursuant to the PWB Loan Agreement, the remainder of the PWB Term Loan proceeds may be used for general corporate purposes which totaled $480, net of debt discounts and issuance costs.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of December 31, 2020. On December 31, 2020, with cash on hand of $12,862, the Company was compliant with this liquidity covenant and all other covenants.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 4.64% for the year ended December 31, 2020. The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company's note payable as of December 31, 2020:

Period	Amount
2021 - 2022	$—
2023	2,000
Total principal payments	2,000
Less final payment fee, discount and issuance cost	11
Note payable, net	$1,989

Current portion	$—
Long-term portion	1,989
Note payable, net	$1,989

Paycheck Protection Program Loan

On April 20, 2020, the Company received an unsecured loan in the principal amount of $1,086 under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration, or the SBA, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or the PPP loan. The PPP loan provides for an interest rate of 1.00% per year, and matures two years after the date of initial disbursement. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. Based on management's interpretation of the the PPP Flexibility Act, the Company expects to begin making principal and interest payments on the PPP loan beginning in 2022. The overall timing of payments with respect to the amounts of principal and interest due could change based on the ultimate determination of what may or may not be forgiven. The PPP loan may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act and the PPP Flexibility Act, the Company may apply for and be granted forgiveness for all or a portion of loan granted under the PPP loan, with such forgiveness to be determined, subject to limitations (including where employees of the Company have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in regulations and guidelines adopted by the SBA. While the Company currently believes that the majority of the use of the PPP loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain partial forgiveness of the loan. Terms of the loan may change subject to future enactments relating to the PPP.

The follow table presents the scheduled principal payments of the Company's PPP loan note payable as of December 31, 2020, shown if the loan is not forgiven:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Period	Amount
2021	$—
2022	1,086
Total principal payments	$1,086

Current portion	$—
Long-term portion	1,086
Note payable, net	$1,086

10. Lease Obligations

The Company maintains a five-year operating lease agreement for its headquarters and manufacturing facility in Richmond, California, or the Richmond Lease, which expires in May 2022, with no further options to extend or terminate. The lease includes non-lease components (i.e. common area maintenance costs) that are paid separately from rent based on actual costs incurred. In June 2020, the Company entered into an amendment to the Richmond Lease to make a one-time payment of $300 to cover its remaining lease obligations for the remainder of 2020, resulting in a $48 abatement and a lease payment deferral of $79 to be paid in equal monthly installments in 2021.

The Company's five-year operating lease agreement for its European operations office in Hamburg, Germany expires in July 2022. It has an option to extend for another five-year term.

Through April 2019, the Company had an unoccupied leased sales office in Freiburg, Germany, which had a lease term that expired in December 2020. In April 2019, the Company entered an agreement with the lessor of the Freiburg office releasing the Company from future lease payments after April 30, 2019.

The Company’s future lease payments as of December 31, 2020 are as follows, which are presented as lease liabilities on the Company’s consolidated balance sheets:

Period	Operating Leases
2021	$599
2022	237
Total lease payments	836
Less: imputed interest	(55)
Present value of lease liabilities	$781

Lease liabilities, current	$548
Lease liabilities, noncurrent	233
Total lease liabilities	$781

Weighted-average remaining term (in years)	1.44
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $537 and $551, for the years ended December 31, 2020 and 2019, respectively.

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

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan, or the 401(k) Plan, in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. The Company has made matching contributions in the form of shares of the Company's common stock to the 401(k) Plan in an amount equal to 50% of employee contributions (up to the statutory limit), subsequent to year-end. The expense related to the contribution was $169 and $142 for the years ended December 31, 2020 and 2019, respectively.

12. Related Party Transactions

One of the Company’s directors, Dr. Ted Wang, is the founder, general partner and Chief Investment Officer of Puissance Capital Management LP, or Puissance Capital, which is an affiliate of Puissance Cross-Border Opportunities II LLC, one of the Company’s largest stockholders until November 2020. Prior to Dr. Wang’s appointment to the Board in connection with the Rights Offering in September 2017, the Company entered into a one-year consulting agreement with Angel Pond Capital LLC, or Angel Pond, an entity solely owned and managed by Dr. Wang and affiliated with Puissance Capital. Angel Pond provides consulting services to the Company with respect to strategic positioning in the Asia Pacific region, including introduction to potential strategic partners and the development of strategic partnerships for the sale and manufacture of the Company’s products in that market. During the year ended December 31, 2019, Angel Pond provided consulting services amounting to $30 during, which was expensed in the consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2020, the Company sold EksoVest raw material inventory and tooling to the China JV for
$45.

13. Capitalization and Equity Structure

Reverse Stock Split

After the close of the stock market on March 24, 2020, the Company effected a 1-for-15 reverse split of its common stock (the "Reverse Stock Split"). As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of fifteen, rounded up to the nearest whole share, and all common stock per share amounts have been increased by a factor of fifteen, with the exception of the Company's common stock par value and the Company's authorized shares. Amounts affected include common stock outstanding, restricted stock units, common stock underlying stock options and warrants.

As previously disclosed, on September 16, 2019, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days, the Company did not meet the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market. The reverse stock split was effected in order to raise the per share trading price of its common stock above $1.00 and regain compliance with Nasdaq’s listing requirements. On April 7, 2020, the Company regained compliance with the minimum bid price requirement required by the Nasdaq listing rules.

Summary

The Company’s authorized capital stock at December 31, 2020 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. The authorized capital was not reduced in connection with the Reverse Stock Split. At December 31, 2020, there were 8,349 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Common Stock

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the Board of Directors may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There is no cumulative voting for the election of directors. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of common stock is duly and validly issued, fully paid, and non-assessable.

June 2020 Common Stock and Warrants to Purchase Common Stock Offering

In June 2020, the Company entered into a securities purchase agreement, or the June 2020 Purchase Agreement, with certain purchasers. Pursuant to the June 2020 Purchase Agreement, the Company sold in a registered direct offering, or the June 2020 Offering, an aggregate of 1,748 shares of its common stock. Pursuant to such agreement, the Company also sold, in a concurrent private placement offering, warrants to purchase 874 shares of its common stock, or the June 2020 Investor Warrants. The gross proceeds of the June 2020 Offering and the concurrent private placement offering were $7,890, the June 2020 Gross Proceeds. Each June 2020 Investor Warrant has an exercise price of $5.18 per share, subject to adjustment in certain circumstances, and is exercisable immediately and will expire five and one-half years from issuance, or on December 10, 2025.

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

Of the $7,890 in proceeds, $2,650 was allocated to the June 2020 Investor Warrants and June 2020 Placement Agent Warrants, or, collectively, the June 2020 Warrants, based on the fair value method, with the remaining proceeds of $5,240 allocated to the common stock shares sold in the June 2020 Offering. In connection with the June 2020 Offering and concurrent private placement offerings, the Company incurred approximately $1,117 in direct financing costs, including a fair value of $309 of June 2020 Placement Agent Warrants. Financing costs of $808, excluding the fair value of the June 2020 Placement Agents Warrants, were allocated on the fair value basis between the common stock shares sold in the June 2020 Offering and the June 2020 Warrants, as follows: $329 was allocated to the June 2020 Warrants and expensed immediately in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss) and $479 was allocated to the common stock shares sold in the June 2020 Offering and recorded as a reduction to additional paid in capital. The direct financing cost of $309 associated with the June 2020 Placement Agent warrants was also allocated to the common stock shares sold in the June 2020 Offering and recorded as a reduction to additional paid in capital.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-239203) (the “Registration Statement”), which was declared effective by the SEC on June 26, 2020, and a related prospectus supplement filed with the SEC on October 9, 2020 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $7,500 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
In August 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the "Cantor Agreement"). Prior to entering into the ATM Agreement, the Company terminated the Cantor Agreement in September 2020.

The Company did not sell any shares of common stock under the Cantor Agreement or the ATM Agreement during the year ended December 31, 2020.

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

Warrants

Warrant shares outstanding as of December 31, 2019 and December 31, 2020 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2019	Issued	Expired	Exercised	December 31, 2020
June 2020 Investor Warrants	$5.18	5.5	—	874	—	(477)	397
June 2020 Placement Agent Warrants	$5.64	5	—	122	—	—	122
December 2019 Warrants	$8.10	5	556	—	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	—	52
May 2019 Warrants	$3.52	5	444	—	—	(246)	198
2017 Information Agent Warrants	$22.50	3	13	—	(13)	—	—
2015 Warrants	$41.25	5	107	—	(107)	—	—
Pre-2014 warrants	$144.90	9-10	6	—	(6)	—	—
			1,178	996	(126)	(723)	1,325

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
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants. During the year ended December 31, 2020, 477 shares of the June 2020 Warrants were exercised.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	December 31, 2020	June 10, 2020
Current share price	$6.13	$3.81
Conversion price	$5.18	$5.18
Risk-free interest rate	0.35%	0.39%
Expected term (years)	4.94	5.5
Volatility of stock	105.3%	96.4%

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	December 31, 2020	June 10, 2020
Current share price	$6.13	$3.81
Conversion price	$5.64	$5.64
Risk-free interest rate	0.31%	0.33%
Expected term (years)	4.44	5
Volatility of stock	106.8%	96.3%

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering") the Company issued warrants (the "December 2019 Warrants") to purchase 556 shares of common stock. The December 2019 Warrants are currently exercisable have an exercise price of $8.10 per share, and will expire five years from the date they initially became exercisable, or on June 21, 2025.

The December 2019 Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the December 2019 Warrants, the Company or any successor entity will, at the option of a holder of a December 2019 Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s December 2019 Warrant by paying to such holder an amount of cash equal to the Black-

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Scholes value of the remaining unexercised portion of such holder’s December 2019 Warrant within five trading days after the notice of exercise by the holder of the put option. Because of this put-option provision, the December 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	December 31, 2020	December 31, 2019
Current share price	$6.13	$5.86
Conversion price	$8.10	$8.10
Risk-free interest rate	0.31%	1.73%
Expected term (years)	4.47	5.47
Volatility of stock	107.9%	95.7%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	December 31, 2020	December 31, 2019
Current share price	$6.13	$5.86
Conversion price	$8.44	$8.44
Risk-free interest rate	0.26%	1.69%
Expected term (years)	3.97	4.97
Volatility of stock	109.4%	93.1%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable and have a current exercise price of $3.52 per share, and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the year ended December 31, 2020, 246 shares of the May 2019 warrants were exercised.

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

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the May 2019 Warrants:

	December 31, 2020	December 31, 2019
Current share price	$6.13	$5.86
Conversion price	$3.52	$5.70
Risk-free interest rate	0.21%	1.67%
Expected term (years)	3.40	4.40
Volatility of stock	107.2%	93.9%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

2017 Information Agent Warrants

In September 2017, in connection with a rights offering in August 2017, the Company issued warrants (the "2017 Information Agents Warrants") to purchase 13 shares of the Company’s common stock to an information agent. The 2017 Information Agent Warrants had an exercise price of $22.50 per share and became exercisable immediately upon issuance and remained exercisable until September 13, 2020. These warrants were recorded in stockholders’ equity on the Company’s consolidated balance sheet. These warrants expired during the year ended December 31, 2020.

2015 Warrants

In December 2015, the Company issued warrants (the "2015 Warrants") to purchase 141 shares which are currently exercisable with a current exercise price of $41.25 per share. The 2015 Warrants contained a put-option provision. Under this provision, while the 2015 Warrants were outstanding, if the Company entered into a Fundamental Transaction, as defined in the 2015 Warrants, the Company or any successor entity shall, at the option of each warrant holder, exercisable at any time concurrently with or within 30 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-Scholes Model value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. Because of this put-option provision, the 2015 Warrants were classified as a liability and are marked to market at each reporting date. Through December 31, 2019, 35 shares of the 2015 Warrants were exercised. During the year ended December 31, 2020, none of the 2015 Warrants were exercised. In the year ended December 31, 2019, the Company recorded a $257 loss on the modification of these warrants related to an amendment which reduced the exercise price of the warrants. These warrants expired during the year ended December 31, 2020.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Pre-2014 Merger Warrants

Warrants to purchase preferred stock of Ekso Bionics Inc. outstanding prior to the Merger were converted into warrants to purchase 6 shares of common stock of the Company in connection with the Merger (the "Merger Warrants"). As a result of the May 2019 Offering, which was a firm commitment underwritten public offering, the Merger Warrants expired, in accordance with their terms.

14. Stock-based Compensation

2014 Equity Incentive Plan

In 2014, prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Equity Incentive Plan, or the 2014 Plan, allowing for the issuance of 137 shares of common stock. The 2014 Plan has since been amended and restated with approval by the stockholders to increase the maximum number of shares issuable, as shown in the table below:

Original share pool	137
2015 increase	111
June 2017 increase	67
December 2017 increase (ratified in June 2018)	293
2019 increase	233
March 2020 increase	333
December 2020 increase	800
Total share authorized for grant as of December 31, 2020	1,974

As of December 31, 2020, the total shares authorized for grant under the 2014 Plan was 1,974, of which 1,113 were available for future grants.

Under the terms of the 2014 Plan, the Board of Directors may award stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions or any other security with the value derived from the value of the shares.

Shares available for future grant under the 2014 Plan was as follows:

Shares Available For Grant
Available as of December 31, 2019	119
Granted	(225)
Forfeited	57
Expired	29
Share pool increase	1,133
Available as of December 31, 2020	1,113

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
A summary of the stock option activity during the year ended December 31, 2020 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	494	$36.64
Granted	90	$5.65
Exercised	—	$—
Forfeited	(26)	$26.59
Expired	(29)	$41.25
Outstanding at end of year	529	$31.62	7.35	$42
Vested and expected to vest	529	$31.62	7.35	$42
Exercisable at year end	342	$40.63	6.71	$24

In 2020, the Company received $0 in cash from exercised stock options. The intrinsic value of the options exercised totaled $0 and $233, for the years ended December 31, 2020 and 2019, respectively.

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2020 and 2019 was $4.42 and $10.20, respectively. The total grant date fair value of stock option vested during the years ended December 31, 2020 and 2019 was $1,900 and $2,602, respectively.

As of December 31, 2020, total unrecognized compensation cost related to unvested stock options was $2,203. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.0 years.

The following table summarizes information about stock options outstanding as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$5.55 - $9.15	205	8.9	$7.63	87	$6.94
$16.95 - $26.85	101	7.7	$22.33	66	$22.48
$27.30 - $56.70	163	6.6	$34.89	128	$35.64
$60.00 - $229.95	60	4.2	$119.04	60	$119.04
	529	7.4	$31.62	342	$40.63

The Company recognizes compensation expense using the straight-line method over the requisite service period. The share fair value of each stock option was determined on the date of grant using the Black-Scholes Model under the following assumptions:

	Years Ended December 31,
	2020	2019
Dividend yield	—	—
Risk-free interest rate	1.44% - 1.65%	1.67% - 2.5%
Expected term (in years)	5.27 - 6.08	6.08
Volatility	100%-102%	100%-103%

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Restricted Stock Units

The Company issues RSUs to employees and non-employee service providers. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the year ended December 31, 2020 is summarized below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested as of January 1, 2020	89	$10.77
Granted	135	$4.45
Vested	(50)	$6.24
Forfeited	(31)	$10.96
Unvested as of December 31, 2020	143	$6.31

The total grant-date fair value of RSUs that vested during the year ended December 31, 2020 was $251. As of December 31, 2020, $741 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 2.20 years.

Compensation Expense

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense related to stock options and RSUs granted to employees and non-employees was as follows:

	Years Ended December 31,
	2020	2019
Sales and marketing	$476	$653
Research and development	293	241
General and administrative	1,641	1,361
	$2,410	$2,255

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, or ESPP. Under the ESPP, the Company has 500 shares of common stock reserved for issuance, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2020, the Company had not initiated employee enrollment to the plan.

15. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Domestic	$(14,954)	$(10,321)
Foreign	(871)	(1,811)
Loss before income taxes	$(15,825)	$(12,132)

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2020 and 2019 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through Germany and Singapore for which taxes were included in other expense, net for the years ended December 31, 2020 and 2019 and determined to be immaterial and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2020 and 2019 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

	Years Ended December 31,
	2020	2019
Federal tax at statutory rate	21.0%	21.0%
State tax, net of federal tax effect	—	—
R&D credit	—	1.0
Change in valuation allowance	(16.6)	(27.2)
Unrealized gain on warrant	(4.5)	8.7
Foreign exchange	0.6	0.9
Other	(0.5)	(4.4)
Total tax expense (benefit)	—%	—%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Depreciation and other	$235	$263
Net operating loss carryforwards	43,241	40,683
Research and development tax credits	1,837	1,817
Accruals and reserves	380	289
Deferred revenue	401	220
Stock compensation expense	2,547	2,197
Lease assets	110	224
Other	37	45

Deferred tax liabilities:
Lease liabilities	(88)	(214)
Prepaid expenses	(27)	(43)
Less: Valuation allowance	(48,673)	(45,481)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $3,192 and $3,899 in the years ended December 31, 2020 and December 31, 2019, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
For tax years beginning after December 31, 2018, the Global Intangible Low-taxed Income ("GILTI") took effect. Due to the aggregated losses of the foreign subsidiaries, there was no GILTI inclusion for the years ended December 31, 2020 and December 31, 2019.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). On December 21, 2020, The U.S. Congress passed the Consolidation Appropriations Act, 2021 (the CAA Act). We have evaluated the provisions of the CARES Act and CCA Act and determined that it did not result in a significant impact on our tax provision.

On June 29, 2020 California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. The suspension of net operating losses and the restriction of research tax credits did not result in a significant impact on the value of our deferred tax assets.

As of December 31, 2020 the Company had federal net operating loss carryforwards of $164,296. The federal net operating loss carryforwards of $120,792 generated before January 1, 2018 will begin to expire in 2027, and $43,503 will carryforward indefinitely but are subject to the 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of $1,943 that will expire beginning in 2031, if not utilized.

As of December 31, 2020, the Company had state net operating loss carryforwards of $106,955, which will begin to expire in 2028. The Company also had state research and development tax credit carryforwards of $641, which have no expiration.

As of December 31, 2020, the Company had foreign net operating loss carryforwards of $9,655. The foreign net operating loss carryforwards do not expire.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

Balance as of December 31, 2019	637
Increase of unrecognized tax benefits taken in prior years	1
Increase of unrecognized tax benefits related to current year	7
Balance as of December 31, 2020	$645

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2020. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, Germany, and Singapore. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2020 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2016 to 2020 tax years will remain open for examination by the German tax authority for four years from the end of the year in which the applicable return was filed. The Company’s 2018 to 2020 tax years will remain open for examination by the Singapore tax authority for four years from the date of the applicable assessment.

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

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $396 as of December 31, 2020, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Other Contractual Obligations

The following table summarizes the Company's outstanding contractual obligations, including interest payments, as of December 31, 2020 and the effect those obligations are expected to have on its liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years
Term loans	$3,356	$90	$3,266	$—
Facility operating lease	836	599	237	—
Total	$4,192	$689	$3,503	$—

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
17. Segment Disclosures

The Company has two reportable segments: EksoHealth and EksoWorks. The EksoHealth segment designs, engineers, manufactures, sells and rents exoskeletons for applications in the medical markets. The EksoWorks segment designs, engineers, manufactures, sells, and rents exoskeleton devices to allow able-bodied users to perform difficult repetitive work for extended periods. The reportable segments are each managed separately because they serve distinct markets.

The Company evaluates performance and allocates resources based on segment gross profit margin. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Year ended December 31, 2020
Revenue	$8,066	$816	$8,882
Cost of revenue	3,219	593	3,812
Gross profit	$4,847	$223	$5,070

Year ended December 31, 2019
Revenue	$11,957	$1,960	$13,917
Cost of revenue	5,404	1,749	7,153
Gross profit	$6,553	$211	$6,764

Revenues from one customer of the Company’s EksoHealth segment represented approximately $2,138 of the Company’s consolidated revenues for the year ended December 31, 2019.

Geographic revenue information based on location of customer is as follows:

	Years Ended December 31
	2020	2019
United States	$5,945	$9,071
All Other	2,937	4,846
	$8,882	$13,917

18. Subsequent Events

In February 2021, the Company entered into an amended and restated underwriting agreement (the "Underwriting Agreement") with H.C. Wainwright & Co., LLC ("Wainwright"), to sell 3,902 shares of the Company's common stock for public price per share of $10.25 per share, for gross proceeds of $40,000 (the "February 2021 Offering"). The Company estimates that the net proceeds from the February 2021 Offering will be approximately $36,404 after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Underwriting Agreement, the Company issued to certain designees of Wainwright 5-year warrants (the “2021 Warrants”) to purchase shares of Common Stock in an amount equal to 7.0% of the aggregate number of shares sold in the February 2021 Offering at an exercise price of $12.8125 per share.

During the first quarter of 2021 through February 25, 2021, the Company received proceeds of $1,416 from the exercise of 275 warrants and sold 78 shares of the Company's common stock under the ATM Agreement at an average price per share of $10.72 for proceeds of $664, net of commission and issuance costs. As of February 25, 2021, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our management believes that based on this criteria, as of December 31, 2020, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report on Form 10-K.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Shareholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of December 31, 2020.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2020.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Shareholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2020.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2020.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2021 Annual Meeting of Shareholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2020.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to the Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)Exhibits. The exhibits filed with this Annual Report are set forth in the Exhibit Index.

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

3.7
Certificate of Amendment of Certificate of Incorporation of Ekso Bionics Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 27, 2017)

3.8
Certificate of Amendment of Certificate of Incorporation of Ekso Bionics Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2020)

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

4.3	Form of Warrant to purchase shares of the Registrant’s common stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

4.4	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 11, 2019)

4.5	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

4.6	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

4.7	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 30, 2019)

4.8	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2020)

4.9	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 10, 2020)

4.10*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.11	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 11, 2021)

5.1
At The Market Offering Agreement, by and among Ekso Bionics Holdings, Inc., and H.C. Wainwright & Co., LLC (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2020)

10.1	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on April 30, 2019)

10.3	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5†	Form of Employee Restricted Stock Unit Award under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.6†	2017 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement on Schedule 14 filed on April 28, 2017)

10.7†	Jack Glenn Offer Letter dated July 24, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 13, 2018)

10.8†	Jack Glenn Employment Agreement effective August 13, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 13, 2018)

10.9†	Steven Sherman Offer Letter dated October 30, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2018)

10.10†	Jack Peurach Employment Agreement dated August 7, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.11†**	Jason Jones Offer Letter dated September 19, 2018 (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed February 27, 2020)

10.12†	William Shaw Offer Letter dated April 2, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2019)

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

10.27
Lease, dated November 29, 2011, between FPOC, LLC and Berkeley Bionics, Inc dba Ekso Bionics (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.28
First Amendment to Lease Agreement, dated March 28, 2012, between FPOC LLC and Berkeley Bionics, Inc. DBA Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed February 27, 2020)

10.29
Second Amendment to Lease Agreement dated November 5, 2016, between FPOC, LLC and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.30*	Third Amendment to Lease Agreement dated June 16, 2020 between FPOC, LLC and Ekso Bionics, Inc.

10.31
Second Amendment to Loan and Security Agreement, dated April 29, 2020, by and between Western Alliance Bank, Ekso Bionics Holdings, Inc. and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2020)

10.32
Success Fee Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.33
Loan and Security Agreement dated as of August 17, 2020 by and among the Registrant, EKSO Bionics Holdings, Inc., EKSO Bionics, Inc. and Pacific Western Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2020)

10.34
Agreement for Consulting Services between Ekso Bionics Holdings, Inc and Angel Pond Capital, LLC, dated July 2017 (incorporated by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018)

10.35
Unsecured Paycheck Protection Program Note, dated April 18, 2020, by and between the Registrant, EKSO Bionics, Inc., and Western Alliance Bank, under the U.S. Small Business Administration (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 24, 2020)

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

Item 16.         FORM 10-K SUMMARY

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ Jack Peurach
February 25, 2021		President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/S/ Jack Peurach	President and Chief Executive Officer	February 25, 2021
Jack Peurach	(Principal Executive Officer)

/S/ John F. Glenn	Chief Financial Officer	February 25, 2021
John F. Glenn	(Principal Accounting and Financial Officer)

/S/ Steven Sherman	Chairman of the Board	February 25, 2021
Steven Sherman

/S/ Mary Ann Cloyd	Director	February 25, 2021
Mary Ann Cloyd

/S/ Charles Li	Director	February 25, 2021
Charles Li

/S/ Rhonda A. Wallen	Director	February 25, 2021
Rhonda A. Wallen

/S/ Stanley Stern	Director	February 25, 2021
Stanley Stern

/S/ Ted Wang	Director	February 25, 2021
Ted Wang