Form 10-Q
period 2021-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2021-04-29
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

The number of shares of registrant’s common stock outstanding as of April 26, 2021 was 12,654,994.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2021	December 31, 2020
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$49,539	$12,862
Accounts receivable, net of allowances of $129 and $42, respectively	2,276	3,224
Inventories, net	2,154	1,978
Prepaid expenses and other current assets	636	356
Total current assets	54,605	18,420
Property and equipment, net	1,096	1,172
Right-of-use assets	568	685
Other assets	235	320
Total assets	$56,504	$20,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,652	$1,501
Accrued liabilities	1,475	1,429
Deferred revenues, current	1,493	1,496
Note payable, current	814	—
Lease liabilities, current	547	548
Total current liabilities	5,981	4,974
Deferred revenues	1,644	1,806
Notes payable, net	2,262	3,075
Lease liabilities	99	233
Warrant liabilities	5,501	6,037
Other non-current liabilities	42	38
Total liabilities	15,529	16,163
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 12,655 and 8,349 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	13	8
Additional paid-in capital	244,117	204,376
Accumulated other comprehensive loss	(382)	(847)
Accumulated deficit	(202,773)	(199,103)
Total stockholders’ equity	40,975	4,434
Total liabilities and stockholders’ equity	$56,504	$20,597

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,910	$1,468
Cost of revenue	675	831
Gross profit	1,235	637

Operating expenses:
Sales and marketing	1,793	2,520
Research and development	603	711
General and administrative	1,978	2,187
Total operating expenses	4,374	5,418

Loss from operations	(3,139)	(4,781)

Other (expense) income, net:
Interest expense	(26)	(52)
Gain on revaluation of warrant liabilities	11	2,519
Other expense, net	(516)	(220)
Total other (expense) income, net	(531)	2,247

Net loss	$(3,670)	$(2,534)
Other comprehensive income	465	173
Comprehensive loss	$(3,205)	$(2,361)

Basic and diluted net loss per share applicable to common shareholders	$(0.34)	$(0.44)
Weighted average number of shares outstanding, basic and diluted	10,752	5,803

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	8,349	$8	$204,376	$(847)	$(199,103)	$4,434
Net loss	—	—	—	—	—	—	(3,670)	(3,670)
Issuance of common stock under:
Equity financing, net	—		3,980	4	35,356	—	—	35,360
Exercise of warrants	—	—	300	1	3,877	—	—	3,878
Matching contribution to 401(k) plan	—	—	26	—	152	—	—	152
Stock-based compensation expense	—	—	—	—	356	—	—	356
Foreign currency translation adjustments	—	—	—	—	—	465	—	465
Balance at March 31, 2021	—	$—	12,655	$13	$244,117	$(382)	$(202,773)	$40,975

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,795	$6	$190,019	$50	$(183,278)	$6,797
Net loss	—	—	—	—	—	—	(2,534)	(2,534)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	26	—	155	—	—	155
In lieu of cash compensation	—	—	9	—	50	—	—	50
Shares issued as a result of rounding due to reverse-stock split	—	—	13	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	587	—	—	587
Foreign currency translation adjustments	—	—	—	—	—	173	—	173
Balance at March 31, 2020	—	$—	5,843	$6	$190,811	$223	$(185,812)	$5,228

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(3,670)	$(2,534)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	126	164
Changes in allowance for doubtful accounts	31	—
Gain on revaluation of warrant liabilities	(11)	(2,519)
Stock-based compensation expense	356	587
Amortization of debt discount and accretion of final payment fee	1	13
Common stock contribution to 401(k) plan	52	77
Unrealized loss on foreign currency transactions	503	219
Changes in operating assets and liabilities:
Accounts receivable	917	2,550
Inventories	(228)	(32)
Prepaid expenses, operating lease right-of-use assets, and other assets current and noncurrent	(78)	(68)
Accounts payable	151	96
Accrued and lease liabilities	15	37
Deferred revenues	(165)	(312)
Net cash used in operating activities	(2,000)	(1,722)
Financing activities:
Proceeds from issuance of common stock and warrants, net	37,295	—
Principal payments on note payable	—	(589)
Proceeds from exercise of warrants	1,417	—
Net cash provided by (used in) financing activities	38,712	(589)
Effect of exchange rate changes on cash	(35)	(45)
Net increase (decrease) in cash	36,677	(2,356)
Cash at beginning of period	12,862	10,872
Cash at end of period	$49,539	$8,516

Supplemental disclosure of cash flow activities
Cash paid for interest	$23	$32
Cash paid for income taxes	—	3

Supplemental disclosure of non-cash activities
Fair value of warrants issued upon equity financing	$1,936	$—
Reclassification of warrant liability to equity upon exercise of warrants	2,461	—
Transfer of inventory to property and equipment	53	38
Share issuance for common stock contribution to 401(k) plan	152	155
Share issuance in lieu of cash compensation	—	50

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1.    Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops, sells and rents exoskeleton products to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be utilized both by able-bodied users and persons with physical disabilities. The Company has sold and rented devices that (i) enable individuals with neurological conditions affecting gait (acquired brain injury and spinal cord injury) to rehabilitate and to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

All common stock share and per share amounts have been adjusted to reflect the one-for-fifteen reverse stock split effected on March 24, 2020. See Note 10, Capitalization and Equity Structure – Reverse Stock Split.

Liquidity and Going Concern

As of March 31, 2021, the Company had an accumulated deficit of $202,773.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the three months ended March 31, 2021, the Company used $2,000 of cash in its operations. Cash on hand as of March 31, 2021 was $49,539.

As described in Note 8, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of March 31, 2021, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2021 is approximately $47,539. With this unrestricted cash balance, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

2.    Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 25, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2020, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Leases

At the inception of any lease arrangement, the Company determines whether the arrangement is or contains a lease under ASC 842 based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items, such as initial direct costs paid or incentives received.

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

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale, subscription and rental of the upper body exoskeletons (EksoVest and the recently introduced EVOTM) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility. Revenue from industrial device subscriptions and rentals is recognized over the subscription or rental term, typically 12 months.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable as of March 31, 2021 and December 31, 2020. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling contracts denominated in a foreign currency.

At March 31, 2021, the Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (16%), as compared with two customers at December 31, 2020 (13% and 10%).

During the three months ended March 31, 2021, the Company had two customers with sales of 10% or more of the Company’s total revenue (14% and 11%), as compared with one customer in the three months ended March 31, 2020 (16%).

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

3.    Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive loss presented on the condensed consolidated balance sheets for the three months ended March 31, 2021, is reflected in the table below net of tax:

Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(847)
Net unrealized gain on foreign currency translation	465
Balance at March 31, 2021	$(382)

4.    Fair Value Measurement

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement, on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2021
Liabilities
Warrant liabilities	$5,501	$—	$—	$5,501

December 31, 2020
Liabilities
Warrant liabilities	$6,037	$—	$—	$6,037

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2021, which were measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2020	$6,037
Initial fair value of warrants in connection with 2021 financing	1,936
Gain on revaluation of warrants issued in connection with the February 2021, June 2020, December 2019 and May 2019 financings	(11)
Reclassification of warrant liability to equity upon exercise of warrants	(2,461)
Balance at March 31, 2021	$5,501

Refer to Note 10. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories, net

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$1,530	$1,724
Work in progress	279	18
Finished goods	345	236
Inventories, net	$2,154	$1,978

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

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are determined based on observable prices at which the Company separately sells its products or services. If a standalone selling price is not directly observable, the Company estimates the selling price based on market

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
conditions and entity-specific factors including features and functionality of the product and/or services, the geography of the Company’s customers, and type of the Company’s markets. Any discounts or other reductions to the transaction price are allocated proportionately to all performance obligations within the multiple-element arrangement.

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

Deferred revenue consisted of the following:

	March 31, 2021	December 31, 2020
Deferred extended maintenance and support	$2,757	$2,902
Deferred royalties	280	282
Deferred device and advances	100	118
Total deferred revenues	3,137	3,302
Less current portion	(1,493)	(1,496)
Deferred revenues, non-current	$1,644	$1,806

Deferred revenue activity consisted of the following for the three months ended March 31, 2021:

Beginning balance	$3,302
Deferral of revenue	289
Recognition of deferred revenue	(454)
Ending balance	$3,137

As of March 31, 2021, the Company’s deferred revenue was $3,137. The Company expects to recognize approximately $1,193 of the deferred revenue during the remainder of 2021, $964 in 2022, and $980 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $890 related to its contracts for rental units with its customers. These rental contracts typically have 12-month lease terms and rental income is recognized on a straight-line basis over the lease term.

As of March 31, 2021 and December 31, 2020, accounts receivable, net of allowance for doubtful accounts, were $2,276 and $3,224, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2021:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	EksoHealth	EksoWorks	Total
Device revenue	$1,019	$98	$1,117
Service and support	488	—	488
Rentals and subscriptions	152	70	222
Parts and other	54	15	69
Collaborative arrangements	14	—	14
	$1,727	$183	$1,910

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2020:

	EksoHealth	EksoWorks	Total
Device revenue	$306	$255	$561
Service and support	469	—	469
Rentals	194	—	194
Parts and other	155	22	177
Collaborative arrangements	67	—	67
	$1,191	$277	$1,468

7.    Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Salaries, benefits and related expenses	$1,267	$1,194
Device warranty	153	188
Other	55	47
Total	$1,475	$1,429

The current portion of the warranty liability is classified as a component of accrued liabilities, while the long-term portion of the warranty liability is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three months ended March 31, 2021 is as follows:

March 31, 2021
Balance at beginning of period	$226
Additions for estimated future expense	46
Incurred costs	(77)
Balance at end of period	$195

Current portion	$153
Long-term portion	42
Total	$195

8.    Notes Payable, net

WAB and PWB Term Loans

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
WAB Term Loan

In December 2016, the Company entered into a loan agreement with Western Alliance Bank (the "WAB loan") and received a loan in the principal amount of $7,000 that bore interest on the outstanding daily balance at a floating per annum rate equal to the 30-day U.S. LIBOR plus 5.41%. The Company was required to pay accrued interest on the WAB loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest maturing on January 1, 2021. On April 29, 2020 the Company entered into a second amendment to the WAB loan to defer principal payments for three months beginning in May 2020, with adjustments when the principal payments resumed on August 1, 2020. During the three-month deferral period the Company was required to make interest only payments.

The final payment fee, debt issuance costs, and the initial fair value of the success fee combined with the stated interest resulted in an effective interest rate for the WAB loan of 8.49% for the year ended December 31, 2020. The final payment fee, debt issuance costs and the initial fair value of the success fee were accreted/amortized to interest expense using the effective interest method over the life of the loan.

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

The proceeds of the PWB Term Loan were used to pay off the entire amount of the Company's indebtedness on the WAB loan, which amounted to $1,512. Pursuant to the PWB Loan Agreement, the remainder of the PWB Term Loan proceeds may be used for general corporate purposes, which totaled $480, net of debt discounts and issuance costs.

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of March 31, 2021. On March 31, 2021, with cash on hand of $49,539, the Company was compliant with this liquidity covenant and all other covenants.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 4.70% for the three months ended March 31, 2021. The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s PWB term loan as of March 31, 2021:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Period	Amount
Remainder of 2021 - 2022	$—
2023	2,000
Total principal payments	2,000
Less debt discount and issuance cost	10
Note payable, net	$1,990

Current portion	$—
Long-term portion	1,990
Note payable, net	$1,990

Paycheck Protection Program Loan

On April 20, 2020, the Company received an unsecured loan in the principal amount of $1,086 under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration, or the SBA, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or the PPP loan. The PPP loan provides for an interest rate of 1.00% per year, and matures two years after the date of initial disbursement. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. Based on management's interpretation of the PPP Flexibility Act, the Company expects to begin making principal and interest payments on the PPP loan beginning in 2022. The overall timing of payments with respect to the amounts of principal and interest due could change based on the ultimate determination of what may or may not be forgiven. The PPP loan may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act and the PPP Flexibility Act, the Company may apply for and be granted forgiveness for all or a portion of loan granted under the PPP loan, with such forgiveness to be determined, subject to limitations (including where employees of the Company have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in regulations and guidelines adopted by the SBA. While the Company currently believes that the majority of the use of the PPP loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain partial forgiveness of the loan. The Company expects to apply for forgiveness of the loan in the second quarter of 2021. Terms of the loan may change subject to future enactments relating to the PPP.

The follow table presents the scheduled principal payments of the Company's PPP loan note payable as of March 31, 2021, if the loan is not forgiven:

Period	Amount
Remainder of 2021	$—
2022	1,086
Total principal payments	$1,086

Current portion	$814
Long-term portion	272
Note payable, net	$1,086

9.    Lease Obligations

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

The Company’s future lease payments as of March 31, 2021 are as follows, which are presented as lease liabilities on the Company’s condensed consolidated balance sheets:

Period	Operating Leases
Remainder of 2021	$447
2022	235
Total lease payments	682
Less: imputed interest	(36)
Present value of lease liabilities	$646

Lease liabilities, current	$547
Lease liabilities, noncurrent	99
Total lease liabilities	$646

Weighted-average remaining lease term (in years)	1.19
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $132 and $138 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Practical Expedients

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis over the lease term.

10.    Capitalization and Equity Structure

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

Summary

The Company’s authorized capital stock at March 31, 2021 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of March 31, 2021, there were 12,655 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Common Stock

February 2021 Offering

In February 2021, the Company entered into an amended and restated underwriting agreement (the "Underwriting Agreement") with H.C. Wainwright & Co., LLC ("Wainwright"), to sell 3,902 shares of the Company's common stock for a public price of $10.25 per share, for gross proceeds of $40,000 (the "February 2021 Offering"). The Company received net proceeds of $36,504 from the February 2021 Offering after deducting underwriting discounts, commissions and estimated offering expenses. Pursuant to the Underwriting Agreement, the Company issued, to certain designees of Wainwright, five year warrants (the “2021 Warrants”) to purchase shares of Common Stock in an amount equal to 7.0% of the aggregate number of shares sold in the February 2021 Offering, or 273 shares, at an exercise price of $12.81 per share.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $7,500 under the registration statement and prospectus supplement filed with the SEC related to such offering. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the three months ended March 31, 2021, the Company sold 78 shares of common stock at an average price per share of $10.72 for proceeds of $791, net of commission and issuance costs, under the ATM Agreement. As of March 31, 2021, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Warrants

Warrant shares outstanding as of December 31, 2020 and March 31, 2021 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2020	Issued	Exercised	March 31, 2021
2021 Warrants	$12.81	5	—	273	—	273
June 2020 Investor Warrants	$5.18	5.5	397	—	(270)	127
June 2020 Placement Agent Warrants	$5.64	5	122	—	(83)	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	198	—	(5)	193
			1,325	—	(358)	1,240

During the three months ended March 31, 2021, the Company received net proceeds of $1,417 from the exercise of 358 warrants.

2021 Warrants

In February 2021, the Company issued the 2021 Warrants, exercisable for up to 273 shares of the Company’s common stock at an exercise price of $12.81 per share. The 2021 Warrants were issued as exercisable immediately, and will expire five years from the date of issuance, or on February 11, 2026.

In addition, the 2021 Warrants contain a cashless exercise provision, whereby, if, at the time a holder exercises its 2021 Warrants, a registration statement registering the issuance or the resale of the shares of common stock underlying the 2021 Warrants under the Securities Act is not then effective or available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect to instead receive, upon such exercise (either in whole or in part), the net number of shares of the Company’s common stock determined according to a formula set forth in the 2021 Warrant. The 2021 Warrants will be automatically exercised on a cashless basis on their expiration date.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The 2021 Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants.

The 2021 Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the 2021 Warrants, the Company or any successor entity will, at the option of a holder of a 2021 Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s 2021 Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s 2021 Warrant within five trading days after the notice of exercise by the holder of the put option. Because of this put-option provision, the 2021 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	March 31, 2021	February 11, 2021
Current share price	$6.17	$9.61
Conversion price	$12.81	$12.81
Risk-free interest rate	0.881%	0.46%
Expected term (years)	4.86	5.00
Volatility of stock	108.82%	107.1%

June 2020 Investor Warrants

In June 2020, the Company issued warrants (the "June 2020 Investor Warrants"), exercisable for up to 874 shares of the Company’s common stock at an exercise price of $5.18 per share. The June 2020 Investor Warrants were issued as exercisable immediately, and will expire five and one-half years from the date of issuance, or on December 10, 2025.

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
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants. During the year ended December 31, 2020 and the three months ended March 31, 2021, 477 and 270 shares of the June 2020 Investor Warrants were exercised, respectively.

The June 2020 Investor Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the June 2020 Investor Warrants, the holders of the June 2020 Investor Warrants will be entitled to receive upon exercise of the June 2020 Investor Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the June 2020 Investor Warrants immediately prior to such fundamental transaction. Alternatively, the Company or any successor entity will, at the option of a holder of a June 2020 Investor Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s June 2020 Investor Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s June 2020 Investor Warrant. Because of this put-option provision, the June 2020 Investor Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Current share price	$6.17	$6.13
Conversion price	$5.18	$5.18
Risk-free interest rate	0.83%	0.35%
Expected term (years)	4.69	4.94
Volatility of stock	109.55%	105.3%

June 2020 Placement Agent Warrants

In June 2020, the Company issued warrants (the "June 2020 Placement Agent Warrants"), exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025. During the three months ended March 31, 2021, 83 shares of the June 2020 Placement Agent Warrants were exercised.

Because of the put-option provision in the June 2020 Placement Agent Warrants, these warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	March 31, 2021	December 31, 2020
Current share price	$6.17	$6.13
Conversion price	$5.64	$5.64
Risk-free interest rate	0.69%	0.31%
Expected term (years)	4.19	4.44
Volatility of stock	111.05%	106.8%

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering"), the Company issued warrants (the "December 2019 Warrants") to purchase 556 shares of common stock. The December 2019 Warrants are currently exercisable, have an exercise price of $8.10 per share, and will expire five years from the date they initially became exercisable, or on June 21, 2025.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Current share price	$6.17	$6.13
Conversion price	$8.10	$8.10
Risk-free interest rate	0.7%	0.31%
Expected term (years)	4.22	4.47
Volatility of stock	110.65%	107.9%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	March 31, 2021	December 31, 2020
Current share price	$6.17	$6.13
Conversion price	$8.44	$8.44
Risk-free interest rate	0.56%	0.26%
Expected term (years)	3.72	3.97
Volatility of stock	109.32%	109.4%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable and have a current exercise price of $3.52 per share and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Investor Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the year ended December 31, 2020 and the three months ended March 31, 2021, 246 and 5 shares of the May 2019 warrants were exercised, respectively.

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

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the May 2019 Warrants:

	March 31, 2021	December 31, 2020
Current share price	$6.17	$6.13
Conversion price	$3.52	$3.52
Risk-free interest rate	0.39%	0.21%
Expected term (years)	3.2	3.4
Volatility of stock	105.7%	107.2%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

11.    Stock-based Compensation

See Note 10, Capitalization and Equity Structure – Reverse Stock Split.

As of March 31, 2021, the total shares authorized for grant under the 2014 Plan was 1,974, of which 937 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2021, and activity during the three months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	529	$31.62
Options granted	—	—
Options exercised	—	—
Options forfeited	(3)	15.65
Options cancelled	(4)	40.54
Balance as of March 31, 2021	522	$31.63	6.93	$45
Vested and expected to vest at March 31, 2021	522	$31.63	6.93	$45
Exercisable as of March 31, 2021	364	$38.79	6.34	$31

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
As of March 31, 2021, total unrecognized compensation cost related to unvested stock options was $1,869. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive income over the remaining weighted average vesting period of 1.84 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes Model using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Dividend yield	—	—
Risk-free interest rate	N/A	1.58%
Expected term (in years)	N/A	6
Volatility	N/A	102%

 Restricted Stock Units

The Company issues time-based restricted stock units (“RSUs”) and performance-based restricted stock units ("PSUs") to employees and non-employee service providers. Each RSU and PSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. PSUs vest upon achievement of performance targets based on the Company's annual operating plan.

The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

RSU and PSU activity for the three months ended March 31, 2021 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	143	$6.21
Granted	208	6.91
Vested	(2)	5.74
Forfeited	(24)	8.16
Unvested at March 31, 2021	325	$6.60

As of March 31, 2021, $1,935 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 2.67 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
Sales and marketing	$99	$138
Research and development	52	73
General and administrative	205	376
	$356	$587

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
401(k) Plan Share Match

During the three months ended March 31, 2021, the Company issued 26 shares of common stock to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal year ended December 31, 2020. The expense related to the contribution was $152 for the three months ended March 31, 2021.

12.    Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2021, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $919 as of March 31, 2021, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
14.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(3,670)	$(2,534)
Denominator:
Weighted-average number of shares, basic and diluted	10,752	5,803

Net loss per share, basic and diluted	$(0.34)	$(0.44)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	522	576
Restricted stock units	325	99
Warrants for common stock	1,240	1,172
Total common stock equivalents	2,087	1,847

15.    Segment Disclosures

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

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended March 31, 2021
Revenue	$1,727	$183	$1,910
Cost of revenue	542	133	675
Gross profit	$1,185	$50	$1,235

Three months ended March 31, 2020
Revenue	$1,191	$277	$1,468
Cost of revenue	618	213	831
Gross profit	$573	$64	$637

Geographic information for revenue based on location of customers is as follows:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
United States	$1,041	$1,249
All Other	869	219
	$1,910	$1,468

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

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
•the potential for our products to be subject to voluntary or involuntary recall;
•our product liability insurance may not adequately cover potential claims;
•warrant claims and our accelerated maintenance program results in additional operating costs to us;
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

Overview

Our Business

We design, develop, sell and rent exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied persons and persons with physical disabilities. We have sold or rented devices that (i) enable individuals with neurological conditions affecting gait (acquired brain injury and spinal cord injury) to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

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

Within EksoWorks we have two main categories of products. Our wearable exoskeleton products include EksoVest and the new EVO, both of which support the weight of a worker’s arms and tools, reducing the fatigue associated with working at or above shoulder height for extended periods. These products are currently targeted at end markets in Manufacturing, Aerospace, Construction and Food Processing.

EksoZeroG is a tool holder that can mount on aerial lift platform or scaffolding. This effectively reduces the weight of heavy tools as felt by the operator. EksoZeroG has been sold primarily through rental companies into the construction market.

First Quarter 2021 Highlights

•Reported revenue of $1.9 million in the first quarter of 2021
•Achieved record gross margins of approximately 65% in the first quarter of 2021, compared to 43% in the same period of 2020
•Cash at March 31, 2021 was $49.5 million, compared to $12.9 million at December 31, 2020
•Received $40 million in gross proceeds from February 2021 public offering, proceeds of $1.4 million from the exercise of warrants, and $0.8 million from sales under our ATM program

COVID-19

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

This pandemic has negatively impacted our business, including our employees, suppliers, customers and other business partners, resulting in our terminating 23 employees in 2020. We have seen demand for our exoskeleton products decrease in the current business environment, as many inpatient rehabilitation facilities temporarily shifted priorities and delayed capital expenditures. We have seen that the clinical need has not diminished as more data is coming out about the increased prevalence of strokes during this pandemic. As such, we continue to engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our Ekso devices. Although market uncertainties related to the pandemic make it difficult for us to project the full impact on our business and customers, we believe that we are well-positioned to serve our customers when business conditions begin to normalize.

We continue to instruct the majority of our employees to work from home, restrict non-critical business travel and have enhanced the use of personal protective equipment in our facilities.

We are hopeful that COVID-19 cases and hospitalizations will continue to decrease, and now that our clinical team is fully vaccinated and are active onsite at rehab centers, we expect to see an uptick in live in-person interactions going forward. The number of onsite product demonstrations in the first quarter of 2021 compared to the previous three quarters combined. Further, the successful completion of our first virtual training sessions leave us well-positioned to address existing pipeline opportunities, mitigating the effects of future COVID-related lock downs or travel restrictions.

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

Results of Operations

The following table presents our results of operations (in thousands, except percentages):

	Three months ended March 31,
	2021	2020	Change	% Change

Revenue	$1,910	$1,468	$442	30%
Cost of Revenue	675	831	(156)	(19)%
Gross profit	1,235	637	598	94%
Gross profit %	65%	43%

Operating expenses:
Sales and marketing	1,793	2,520	(727)	(29)%
Research and development	603	711	(108)	(15)%
General and administrative	1,978	2,187	(209)	(10)%
Total operating expenses	4,374	5,418	(1,044)	(19)%
Loss from operations	(3,139)	(4,781)	1,642	(34)%
Other (expense) income, net:
Interest expense	(26)	(52)	26	(50)%
Gain on warrant liabilities	11	2,519	(2,508)	n/m(1)
Other expense, net	(516)	(220)	(296)	135%
Total other (expense) income, net	(531)	2,247	(2,778)	(124)%
Net loss	$(3,670)	$(2,534)	$(1,136)	45%

(1) Not meaningful

Revenue

Revenue increased $0.4 million, or 30%, for the three months ended March 31, 2021, compared to the same period of 2020. This increase was comprised of a $0.5 million increase in EksoHealth revenue primarily due to an increase in volume of device sales driven by business conditions normalizing from the impact of the COVID-19 pandemic, as COVID-19 cases and hospitalizations continue to decrease.

Gross Profit

Gross profit increased $0.6 million, or 94%, for the three months ended March 31, 2021, compared to the same period of 2020, primarily attributed to an increased volume of device sales and average selling price for EksoNR. Gross margin was approximately 65% for the three months ended March 31, 2021, compared to a gross margin of 43% for the same period in 2020. Gross margins increased primarily due to higher average selling prices for EksoNR, an increased proportion of medical device sales in overall revenue composition, lower production costs of the EVO compared to the previous generation vest, and higher service margins.

Operating Expenses

Sales and marketing expenses decreased $0.7 million, or 29%, for the three months ended March 31, 2021, compared to the same period of 2020, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May of 2020, respectively, lower selling expense as we shifted to video conferencing, virtual training events and online education demonstrations, and lower general marketing and trade show activities.

Research and development expenses decreased $0.1 million, or 15%, for the three months ended March 31, 2021, compared to the same period of 2020, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May of 2020, respectively, and a decrease in product development activity expenses.

General and administrative expenses decreased $0.2 million, or 10%, for the three months ended March 31, 2021, compared to the same period of 2020, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May of 2020, respectively, and a decrease in outside legal expenses.

The reduction in operating expenses reflects the continuation of the company-wide initiatives we implemented last year, as well as improving overall operational efficiencies. Our focus remains on optimizing the cost structure of our organization.

Total Other (Expense) Income, Net

Gain on revaluation of warrant liabilities was de minimis for the three months ended March 31, 2021, was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on warrant liabilities of $2.5 million for the three months ended March 31, 2020, was associated with the revaluation of warrants issued in 2015, 2019 and 2020. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Other expense, net for the three months ended March 31, 2021 was $0.5 million, as compared to $0.2 million for the same period of 2020. The primary reason for the $0.3 million increase in expenses is due to higher unrealized losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

At March 31, 2021, we had working capital of $48.6 million, compared to working capital of $13.4 million at December 31, 2020. The increase in working capital is primarily due to a higher cash balance from equity financings and warrant exercises. Our cash and cash equivalents as of March 31, 2021, consisted of bank deposits with third party financial institutions. As of March 31, 2021, of our $49.5 million of cash, $48.8 million was held domestically while $0.7 million was held by foreign subsidiaries.

As described in Note 8 in the notes to our consolidated financial statements under the caption Notes Payable, net, borrowings under our new secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of March 31, 2021, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2021 is estimated to be $47.5 million. With this unrestricted cash balance, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these consolidated financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash (in thousands). We held no cash equivalents for any of the periods presented.

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(2,000)	$(1,722)
Net cash provided by (used in) financing activities	38,712	(589)
Effect of exchange rate changes on cash	(35)	(45)
Net increase (decrease) in cash	36,677	(2,356)
Cash at the beginning of the period	12,862	10,872
Cash at the end of the period	$49,539	$8,516

Net Cash Used in Operating Activities

Net cash used in operations increased $0.3 million, or 16%, for the three months ended March 31, 2021, compared to the same period of 2020 primarily due to lower cash collections as a result of lower sales in the three months ended December 31, 2020, partially offset by a reduction in operating expenses by improving overall operational efficiencies, including but not limited to, the reduction of employee headcount.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $38.7 million for the three months ended March 31, 2021, was from the sale of common stock and warrants for net proceeds of $36.5 million in connection with the equity financing, net proceeds of $0.7 million from our “at the market offering” program, and proceeds of $1.4 million from the exercise of warrants.

Net cash used in financing activities of $0.6 million for the three months ended March 31, 2020, was due to aggregate principal payments against our term loan.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2021, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Note payable, principal and interest	$3,324	$924	$2,400	$—	$—
Facility operating leases	646	547	99	—	—
Purchase obligations	919	919	—	—	—
Total	$4,889	$2,390	$2,499	$—	$—

In addition to the table above, which reflects only fixed payment obligations, we have two license agreements to maintain exclusive rights to certain patents. Under these license agreements, we are required to pay 1% of net sales of licensed medical products sold to entities other than the U.S. government. In addition, we are required to pay 21% of consideration collected from any sub-licensee for the grant of the sub-license. The license agreements also stipulate minimum annual royalties of $50,000 per year.

In connection with our acquisition of Equipois in December 2015, we assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants us an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, we are required to pay the developer a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $0.9 million as of March 31, 2021, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (“XBRL”):
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

EKSO BIONICS HOLDINGS, INC.

Date: April 29, 2021	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: April 29, 2021	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)