Form 10-Q
period 2021-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2021-07-29
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

The number of shares of registrant’s common stock outstanding as of July 26, 2021 was 12,655,321.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2021	December 31, 2020
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$45,938	$12,862
Accounts receivable, net of allowances of $90 and $42, respectively	2,756	3,224
Inventories, net	1,953	1,978
Prepaid expenses and other current assets	648	356
Total current assets	51,295	18,420
Property and equipment, net	1,059	1,172
Right-of-use assets	456	685
Other assets	163	320
Total assets	$52,973	$20,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,428	$1,501
Accrued liabilities	1,317	1,429
Deferred revenues, current	1,422	1,496
Lease liabilities, current	514	548
Total current liabilities	4,681	4,974
Deferred revenues	1,526	1,806
Notes payable, net	1,991	3,075
Lease liabilities	—	233
Warrant liabilities	4,626	6,037
Other non-current liabilities	53	38
Total liabilities	12,877	16,163
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 12,655 and 8,349 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	13	8
Additional paid-in capital	244,636	204,376
Accumulated other comprehensive loss	(507)	(847)
Accumulated deficit	(204,046)	(199,103)
Total stockholders’ equity	40,096	4,434
Total liabilities and stockholders’ equity	$52,973	$20,597

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,211	$2,264	$4,121	$3,731
Cost of revenue	919	1,005	1,594	1,835
Gross profit	1,292	1,259	2,527	1,896

Operating expenses:
Sales and marketing	1,787	1,712	3,580	4,232
Research and development	709	452	1,312	1,163
General and administrative	2,144	1,943	4,122	4,130
Restructuring	—	244	—	244
Total operating expenses	4,640	4,351	9,014	9,769

Loss from operations	(3,348)	(3,092)	(6,487)	(7,873)

Other income (expense), net:
Interest expense	(27)	(38)	(53)	(90)
Gain (loss) on revaluation of warrant liabilities	875	(8,574)	886	(6,055)
Warrant issuance expense	—	(329)	—	(329)
Gain on forgiveness of note payable	1,099	—	1,099	—
Other income (expense), net	128	266	(388)	46
Total other income (expense), net	2,075	(8,675)	1,544	(6,428)

Net loss	$(1,273)	$(11,767)	$(4,943)	$(14,301)
Other comprehensive (loss) income	(125)	(193)	340	(20)
Comprehensive loss	$(1,398)	$(11,960)	$(4,603)	$(14,321)

Net loss per share applicable to common shareholders, basic	$(0.10)	$(1.88)	$(0.42)	$(2.37)
Net loss per share applicable to common shareholders, diluted	$(0.11)	$(1.88)	$(0.44)	$(2.37)

Weighted average number of shares outstanding, basic	12,655	6,261	11,709	6,032
Weighted average number of shares outstanding, diluted	12,737	6,261	11,839	6,032

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	8,349	$8	$204,376	$(847)	$(199,103)	$4,434
Net loss	—	—	—	—	—	—	(3,670)	(3,670)
Issuance of common stock under:
Equity financing, net	—	—	3,980	4	35,356	—	—	35,360
Exercise of warrants	—	—	300	1	3,877	—	—	3,878
Matching contribution to 401(k) plan	—	—	26	—	152	—	—	152
Stock-based compensation expense	—	—	—	—	356	—	—	356
Foreign currency translation adjustments	—	—	—	—	—	465	—	465
Balance at March 31, 2021	—	—	12,655	13	244,117	(382)	(202,773)	40,975
Net loss	—	—	—	—	—	—	(1,273)	(1,273)
Stock-based compensation expense	—	—	—	—	519	—	—	519
Foreign currency translation adjustments	—	—	—	—	—	(125)	—	(125)
Balance at June 30, 2021	—	$—	12,655	$13	$244,636	$(507)	$(204,046)	$40,096

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,795	$6	$190,019	$50	$(183,278)	$6,797
Net loss	—	—	—	—	—	—	(2,534)	(2,534)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	26	—	155	—	—	155
In lieu of cash compensation	—	—	9	—	50	—	—	50
Shares issued as a result of rounding due to reverse-stock split	—	—	13	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	587	—	—	587
Foreign currency translation adjustments	—	—	—	—	—	173	—	173
Balance at March 31, 2020	—	—	5,843	6	190,811	223	(185,812)	5,228
Net loss	—	—	—	—	—	—	(11,767)	(11,767)
Issuance of common stock under:	—	—						—
Equity financing, net	—	—	1,748	2	7,080	—	—	7,082
Exercise of warrants	—	—	223	—	1,436	—	—	1,436
Issuance of warrants	—	—	—	—	(2,322)			(2,322)
Stock-based compensation expense	—	—	—	—	508	—	—	508
Foreign currency translation adjustments	—	—	—	—	—	(193)	—	(193)
Balance at June 30, 2020	—	$—	7,814	$8	$197,513	$30	$(197,579)	$(28)

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(4,943)	$(14,301)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	273	320
Changes in allowance for doubtful accounts	48	47
Gain on forgiveness of note payable	(1,099)	—
(Gain) loss on revaluation of warrant liabilities	(886)	6,055
Finance cost attributable to issuance of warrants	—	329
Stock-based compensation expense	875	1,095
Amortization of debt discount and accretion of final payment fee	2	23
Gain on modification of operating lease liabilities	—	(38)
Loss on investment of unconsolidated affiliate	—	66
Common stock contribution to 401(k) plan	107	99
Unrealized loss on foreign currency transactions	372	7
Changes in operating assets and liabilities:
Accounts receivable	420	1,420
Inventories	(136)	194
Prepaid expenses, right-of-use assets, and other assets current and noncurrent	94	(84)
Accounts payable	(73)	(1)
Accrued, lease and other noncurrent liabilities	(306)	(746)
Deferred revenues	(354)	(230)
Net cash used in operating activities	(5,606)	(5,745)
Financing activities:
Proceeds from issuance of common stock and warrants, net	37,295	7,082
Principal payments on note payable	—	(793)
Proceeds from issuance of long-term debt	—	1,086
Proceeds from exercise of warrants	1,417	785
Net cash provided by financing activities	38,712	8,160
Effect of exchange rate changes on cash	(30)	(27)
Net increase in cash	33,076	2,388
Cash at beginning of period	12,862	10,872
Cash at end of period	$45,938	$13,260

Supplemental disclosure of cash flow activities
Cash paid for interest	$46	$61

Supplemental disclosure of non-cash activities
Fair value of warrants issued upon equity financing	$1,936	$—
Reclassification of warrant liability to equity upon exercise of warrants	2,461	—
Transfer of inventory from (to) property and equipment	162	(89)

Share issuance for common stock contribution to 401(k) plan	152	155
Share issuance in lieu of cash compensation	—	50

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1.    Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops, and markets exoskeleton products to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be utilized both by able-bodied users and persons with physical disabilities. The Company has marketed devices that (i) enable individuals with neurological conditions affecting gait (acquired brain injury and spinal cord injury) to rehabilitate and to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

All common stock share and per share amounts have been adjusted to reflect the one-for-fifteen reverse stock split effected on March 24, 2020. See Note 10, Capitalization and Equity Structure – Reverse Stock Split.

Liquidity and Going Concern

As of June 30, 2021, the Company had an accumulated deficit of $204,046.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the six months ended June 30, 2021, the Company used $5,606 of cash in its operations. Cash on hand as of June 30, 2021 was $45,938.

As described in Note 8, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2021, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2021 is approximately $43,938. With this unrestricted cash balance, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

2.    Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation and Consolidation

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any future periods.

The condensed consolidated financial statements include the financial statements of Ekso Bionics Holdings, Inc. and its subsidiaries. All significant transactions and balances between Ekso Bionics Holdings, Inc. and its subsidiaries have been eliminated in consolidation.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and subscription of the EksoNR, associated software (SmartAssist and VariableAssist), the sale and subscription of the EksoUE, the sale of accessories, and the sale of support and maintenance contracts (Ekso Care). In 2021, the Company focused on a customer subscription sales model while moving away from the rental sales model. Under the rental sales model, the Company offered customers a short term rental arrangement of its products to help bridge to a capital purchase since customers typically have challenges in obtaining approvals for capital expenditures. Subscription sales arrangements, however, circumvent the customer capital purchase process, is intended to renew annually, and provides a long term revenue stream.

Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognizes revenue evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the contract term, typically over 12 months.

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale and subscription of the upper body exoskeletons (EksoVest and the recently introduced EVOTM) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility. Revenue from industrial device subscriptions is recognized evenly over the contract term, typically 12 months.

The Company has exercised judgement to determine that straight-line is the most appropriate method of recognizing revenue for the aforementioned service and subscription contracts.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable as of June 30, 2021 and December 31, 2020. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling contracts denominated in a foreign currency.

At June 30, 2021, the Company had two customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (11% and 20%), as compared with two customers at December 31, 2020 (10% and 13%).

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
During the three months ended June 30, 2021, the Company had one customer with sales of 10% or more of the Company’s total revenue (13%), as compared with two customers in the three months ended June 30, 2020 (11% and 13%).

During the six months ended June 30, 2021, the Company had one customer with sales of 10% or more of the Company’s total revenue (11%) as compared with no customers during the same period of 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update will be effective for the Company in the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

3.    Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive loss presented on the condensed consolidated balance sheets for the six months ended June 30, 2021 and 2020, are reflected in the table below net of tax:

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$(847)	$50
Net unrealized gain on foreign currency translation	340	(20)
Balance at end of period	$(507)	$30

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement, on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2021
Liabilities
Warrant liabilities	$4,626	$—	$—	$4,626

December 31, 2020
Liabilities
Warrant liabilities	$6,037	$—	$—	$6,037

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2021, which were measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2020	$6,037
Initial fair value of warrants in connection with 2021 financing	1,936
Gain on revaluation of warrants issued in connection with the February 2021, June 2020, December 2019 and May 2019 financings	(886)
Reclassification of warrant liability to equity upon exercise of warrants	(2,461)
Balance at June 30, 2021	$4,626

Refer to Note 10. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories, net

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$1,441	$1,724
Work in progress	211	18
Finished goods	301	236
Inventories, net	$1,953	$1,978

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

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are determined based on observable prices at which the Company separately sells its products or services. If a standalone selling price is not directly observable, judgment is made to estimate the selling price based on market conditions and entity-specific factors including cost plus analyses, features and functionality of the product and/or services, the geography of the Company’s customers, and type of the Company’s markets. Any discounts or other reductions to the transaction price are allocated proportionately to all performance obligations within the multiple-element arrangement. The Company periodically validates the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations.

The Company exercised judgement to determine that a product returns reserve was not required as historical returns activity have not been material.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers and receipt of payment. For the sale of its products, the Company generally recognizes revenue at a point in time through the ship-and-bill performance obligations. For the subscription of its products, the Company generally recognizes revenue over the subscription term commencing upon the completion of customer training. For service agreements, the Company generally invoices customers at the beginning of the coverage period and records revenue related to the billed amounts over time, equivalent to the coverage period of the maintenance and support contract.

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts (Ekso Care), but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenue consisted of the following:

	June 30, 2021	December 31, 2020
Deferred extended maintenance and support	$2,568	$2,902
Deferred royalties	280	282
Deferred device and advances	100	118
Total deferred revenues	2,948	3,302
Less current portion	(1,422)	(1,496)
Deferred revenues, non-current	$1,526	$1,806

Deferred revenue activity consisted of the following for the six months ended June 30, 2021:

Beginning balance	$3,302
Deferral of revenue	548
Recognition of deferred revenue	(902)
Ending balance	$2,948

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
As of June 30, 2021, the Company’s deferred revenue was $2,948. The Company expects to recognize approximately $839 of the deferred revenue during the remainder of 2021, $1,011 in 2022, and $1,098 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $1,348 related to its contracts for subscription units with its customers. These subscription contracts typically have 12-month terms and subscription income is recognized on a straight-line basis over the lease term.

As of June 30, 2021 and December 31, 2020, accounts receivable, net of allowance for doubtful accounts, were $2,756 and $3,224, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$1,090	$288	$1,378
Service and support	447	—	447
Subscriptions	185	52	237
Parts and other	140	9	149
	$1,862	$349	$2,211

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$2,109	$386	$2,495
Service and support	935	—	935
Subscriptions	337	122	459
Parts and other	194	24	218
Collaborative arrangements	14	—	14
	$3,589	$532	$4,121

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2020:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	EksoHealth	EksoWorks	Total
Device revenue	$1,382	$161	$1,543
Service and support	333	—	333
Rentals and subscriptions	197	3	200
Parts and other	69	14	83
Collaborative arrangements	105	—	105
	$2,086	$178	$2,264

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2020:

	EksoHealth	EksoWorks	Total
Device revenue	$1,688	$416	$2,104
Service and support	715	—	715
Rentals and subscriptions	478	3	481
Parts and other	223	36	259
Collaborative arrangements	172	—	172
	$3,276	$455	$3,731

7.    Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Salaries, benefits and related expenses	$1,144	$1,194
Device warranty	146	188
Other	27	47
Total	$1,317	$1,429

The current portion of the device warranty liability is classified as a component of accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and six months ended June 30, 2021 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021
Balance at beginning of period	$195	$226
Additions for estimated future costs	71	117
Incurred costs	(67)	(144)
Balance at end of period	$199	$199

	Balance as of June 30, 2021
Current portion	$146
Long-term portion	53
Total	$199

8.    Notes Payable, net

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of June 30, 2021. On June 30, 2021, with cash on hand of $45,938, the Company was compliant with this liquidity covenant and all other covenants.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 4.70% for the three and six months ended June 30, 2021. The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s PWB term loan as of June 30, 2021:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Period	Amount
Remainder of 2021 - 2022	$—
2023	2,000
Total principal payments	2,000
Less debt discount and issuance cost	9
Note payable, net	$1,991

Current portion	$—
Long-term portion	1,991
Note payable, net	$1,991

Paycheck Protection Program Loan

On April 20, 2020, the Company received an unsecured loan in the principal amount of $1,086 under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration (the "SBA"), pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or the PPP loan. The PPP loan bore interest at 1.00% per annum, and matured two years after the date of initial disbursement. The terms of the PPP loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. The PPP loan was used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments and interest payments on other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act and the PPP Flexibility Act, the Company could apply for and be granted forgiveness for all or a portion of loan granted under the PPP loan, with such forgiveness to be determined, subject to limitations (including where employees of the Company have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness were also subject to further requirements in regulations and guidelines adopted by the SBA. As of December 31, 2020, the PPP loan was included in Notes payable, net on the condensed consolidated balance sheets.

On June 28, 2021, the Company received notification from the SBA that the Company’s Forgiveness Application of the PPP loan and accrued interest, totaling $1,099, was approved in full, and the Company had no further obligations related to the PPP loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP loan as gain on forgiveness of note payable on the condensed consolidated statement of operations.

9.    Lease Obligations

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

The Company's five-year operating lease agreement for its sales office in Hamburg, Germany expires in July 2022. The Company has an option to extend the lease for another five-year term.

The Company’s future lease payments as of June 30, 2021 are as follows, which are presented as lease liabilities on the Company’s condensed consolidated balance sheets:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Period	Operating Leases
Remainder of 2021	$301
2022	235
Total lease payments	536
Less: imputed interest	(22)
Present value of lease liabilities	$514

Weighted-average remaining lease term (in years)	0.94
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $132 and $135 for the three months ended June 30, 2021 and 2020, respectively, and $265 and $273 for the six months ended June 30, 2021 and 2020, respectively.

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

Summary

The Company’s authorized capital stock at June 30, 2021 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of June 30, 2021 and December 31, 2020, there were 12,655 and 8,349, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $7,500 under

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
the registration statement and prospectus supplement filed with the SEC related to such offering. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the six months ended June 30, 2021, the Company sold 78 shares of common stock at an average price per share of $10.72 for proceeds of $791, net of commission and issuance costs, under the ATM Agreement. The Company did not sell any shares under the ATM agreement during the three months ended June 30, 2021. As of June 30, 2021, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Warrants

Warrant shares outstanding as of December 31, 2020 and June 30, 2021 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2020	Issued	Exercised	June 30, 2021
2021 Warrants	$12.81	5	—	273	—	273
June 2020 Investor Warrants	$5.18	5.5	397	—	(270)	127
June 2020 Placement Agent Warrants	$5.64	5	122	—	(83)	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	198	—	(5)	193
			1,325	273	(358)	1,240

During the six months ended June 30, 2021 and 2020, the Company received net proceeds of $1,417 and $785 from the exercise of 358 and 223 warrants, respectively.

2021 Warrants

In February 2021, the Company issued the 2021 Warrants, exercisable for up to 273 shares of the Company’s common stock at an exercise price of $12.81 per share. The 2021 Warrants were issued as exercisable immediately, and will expire five years from the date of issuance, or on February 11, 2026.

In addition, the 2021 Warrants contain a cashless exercise provision, whereby, if, at the time a holder exercises its 2021 Warrants, a registration statement registering the issuance or the resale of the shares of common stock underlying the 2021 Warrants under the Securities Act is not then effective or available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect to instead receive, upon such exercise (either in whole or in part), the net number of shares of the Company’s common stock determined according to a formula set forth in the 2021 Warrants. The 2021 Warrants will be automatically exercised on a cashless basis on their expiration date. The 2021 Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	June 30, 2021	February 11, 2021
Current share price	$5.50	$9.61
Conversion price	$12.81	$12.81
Risk-free interest rate	0.79%	0.46%
Expected term (years)	4.61	5.00
Volatility of stock	107.58%	107.1%

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
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants. During the six months ended June 30, 2021 and 2020, 270 and no shares of the June 2020 Investor Warrants were exercised, respectively.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	June 30, 2021	December 31, 2020
Current share price	$5.50	$6.13
Conversion price	$5.18	$5.18
Risk-free interest rate	0.76%	0.35%
Expected term (years)	4.45	4.94
Volatility of stock	108.93%	105.3%

June 2020 Placement Agent Warrants

In June 2020, the Company issued warrants (the "June 2020 Placement Agent Warrants"), exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025. During the six months ended June 30, 2021 and 2020, 83 and no shares of the June 2020 Placement Agent Warrants were exercised, respectively.

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	June 30, 2021	December 31, 2020
Current share price	$5.50	$6.13
Conversion price	$5.64	$5.64
Risk-free interest rate	0.65%	0.31%
Expected term (years)	3.95	4.44
Volatility of stock	107.3%	106.8%

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

In addition, the December 2019 Warrants contain a cashless exercise provision and could require cash payments in the event of a failure to timely deliver securities or in the event of insufficient authorized shares. The December 2019 Warrants will be automatically exercised on a cashless basis on their expiration date. The December 2019 Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the December 2019 Warrants, the Company or any successor entity will, at the option of a holder of a December 2019 Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s December 2019 Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s December 2019 Warrant within five trading days after the notice of exercise by the holder of the put option. Because of this put-option provision, the December 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	June 30, 2021	December 31, 2020
Current share price	$5.50	$6.13
Conversion price	$8.10	$8.10
Risk-free interest rate	0.66%	0.31%
Expected term (years)	3.97	4.47
Volatility of stock	107.22%	107.9%

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	June 30, 2021	December 31, 2020
Current share price	$5.50	$6.13
Conversion price	$8.44	$8.44
Risk-free interest rate	0.56%	0.26%
Expected term (years)	3.47	3.97
Volatility of stock	102.46%	109.4%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable, have a current exercise price of $3.52 per share, and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Investor Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the six months ended June 30, 2021 and 2020, 5 and no shares of the May 2019 warrants were exercised, respectively.

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

Further, the May 2019 Warrants contain a cashless exercise provision and could require cash payments in the event of a failure to timely deliver securities or in the event of insufficient authorized shares. The May 2019 Warrants will be automatically exercised on a cashless basis on their expiration date. The May 2019 Warrants include a put option, whereby while the May 2019 Warrants are outstanding, if the Company enters into a Change of Control, as defined in the May 2019 Warrants, the Company or any successor entity will, at the option of a 2019 Warrant holder exercise within 90 days after the public disclosure of the Change of Control transaction, purchase such holder’s May 2019 Warrants by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such warrants on the later date of consummation of the Change of Control transaction or two trading days after the notice of such request. Because of this put option provision, the May 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the May 2019 Warrants:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Current share price	$5.50	$6.13
Conversion price	$3.52	$3.52
Risk-free interest rate	0.44%	0.21%
Expected term (years)	2.9	3.4
Volatility of stock	106.2%	107.2%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

11.    Stock-based Compensation

See Note 10, Capitalization and Equity Structure – Reverse Stock Split.

As of June 30, 2021, the total shares authorized for grant under the 2014 Plan was 1,974, of which 811 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2021, and activity during the six months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	529	$31.62
Options forfeited	(14)	7.67
Options cancelled	(7)	39.23
Balance as of June 30, 2021	508	$32.16	6.78	$—
Vested and expected to vest at June 30, 2021	508	$32.16	6.78	$—
Exercisable as of June 30, 2021	381	$37.65	6.38	$—

As of June 30, 2021, total unrecognized compensation cost related to unvested stock options was $1,525. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.62 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes Model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividend yield	N/A	N/A	N/A	—
Risk-free interest rate	N/A	N/A	N/A	1.58%
Expected term (in years)	N/A	N/A	N/A	5.6
Volatility	N/A	N/A	N/A	102%
N/A - No stock options were granted during the three and six months ended June 30, 2021 and the three months ended June 30, 2020.

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

The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the six months ended June 30, 2021 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	143	$6.21
Granted	358	6.37
Vested	(3)	5.74
Forfeited	(35)	7.23
Unvested at June 30, 2021	463	$6.27

As of June 30, 2021, $2,073 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 2.13 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and marketing	$92	$98	$191	$236
Research and development	58	40	110	113
General and administrative	369	370	574	746
	$519	$508	$875	$1,095

401(k) Plan Share Match

During the six months ended June 30, 2021 and 2020, the Company issued 26 and 26 shares of common stock to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal year ended December 31, 2020 and December 31, 2019, respectively. The expense related to the contribution was $152 and $155 for the six months ended June 30, 2021 and 2020, respectively.

12.    Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2021, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

In connection with acquisition of Equipois, LLC ("Equipois") in December 2015, the Company assumed the rights and obligations of Equipois under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use. Pursuant to the terms of the license agreement, the Company is required to pay the developer a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1,267 as of June 30, 2021, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

14.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss applicable to common stockholders, basic	$(1,273)	$(11,767)	$(4,943)	$(14,301)
Adjustment for gain on revaluation of warrant liabilities	(189)	—	(325)	—
Net loss applicable to common stockholders, diluted	$(1,462)	$(11,767)	$(5,268)	$(14,301)

Denominator:
Weighted-average number of shares, basic	12,655	6,261	11,709	6,032
Effect of dilutive warrants	82	—	130	—
Weighted-average number of shares, diluted	12,737	6,261	11,839	6,032

Net loss per share, basic	$(0.10)	$(1.88)	$(0.42)	$(2.37)
Net loss per share, diluted	$(0.11)	$(1.88)	$(0.44)	$(2.37)

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	508	555	508	555
Restricted stock units	463	147	463	147
Warrants for common stock	920	1,945	881	1,945
Total common stock equivalents	1,891	2,647	1,852	2,647

15.    Segment Disclosures

The Company has two reportable segments: EksoHealth and EksoWorks. The EksoHealth segment designs, engineers, manufactures, and markets exoskeletons for applications in the medical markets. The EksoWorks segment designs, engineers, manufactures, and markets exoskeleton devices to allow able-bodied users to perform difficult repetitive work for extended periods. The reportable segments are each managed separately because they serve distinct markets.

The Company evaluates performance and allocates resources based on segment gross profit margin. The Company does not consider net assets as a segment measure and, accordingly, assets are not allocated.

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended June 30, 2021
Revenue	$1,862	$349	$2,211
Cost of revenue	740	179	919
Gross profit	$1,122	$170	$1,292

Three months ended June 30, 2020
Revenue	$2,086	$178	$2,264
Cost of revenue	860	145	1,005
Gross profit	$1,226	$33	$1,259

	EksoHealth	EksoWorks	Total
Six months ended June 30, 2021
Revenue	$3,589	$532	$4,121
Cost of revenue	1,282	312	1,594
Gross profit	$2,307	$220	$2,527

Six months ended June 30, 2020
Revenue	$3,276	$455	$3,731
Cost of revenue	1,477	358	1,835
Gross profit	$1,799	$97	$1,896

Geographically, the regions the Company operates in are the Americas, Europe, the Middle East, and Africa (EMEA), and Asia Pacific (APAC). Geographic information for revenue based on location of customers is as follows:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$1,154	$1,673	$2,135	$2,888
Other	44	42	82	39
Americas	1,198	1,715	2,217	2,927
Germany	95	246	532	379
Belgium	296	—	305	—
Other	548	59	725	106
EMEA	939	305	1,562	485
APAC	74	244	342	319
	$2,211	$2,264	$4,121	$3,731

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

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

Overview

Our Business

We design, develop, and market exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied persons and persons with physical disabilities. We have marketed devices that (i) enable individuals with neurological conditions affecting gait (acquired brain injury and spinal cord injury) to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

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

EksoHealth

EksoHealth is our business unit focused on developing and marketing exoskeletons for medical applications.

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

Second Quarter 2021 Highlights

•Achieved gross margins of approximately 58% in the second quarter of 2021
•Booked a total of 20 EksoNR units in the second quarter of 2021, including eleven new subscription units
•Expanded partnership with Kindred Healthcare deepens penetration of long-term acute care (“LTAC”) hospital market
•Received debt forgiveness of $1.1 million related to our PPP loan

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

This pandemic has negatively impacted our business, including our employees, suppliers, customers and other business partners, resulting in our terminating 23 employees in 2020. We have seen demand for our exoskeleton products decrease in the current business environment, as many inpatient rehabilitation facilities temporarily shifted priorities and delayed capital expenditures. We have seen that the clinical need has not diminished as more data is coming out about the increased prevalence of strokes during this pandemic. As such, we continue to engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our Ekso devices. While we are monitoring the spread of COVID-19 variants and other localized resurgences, we are hopeful that COVID-19 cases and hospitalizations will continue to decrease generally. Further, now that our clinical team is fully vaccinated and are active onsite at U.S. rehab centers, we expect to see an uptick in live in-person interactions going forward. Although market uncertainties related to the pandemic make it difficult for us to project the full impact on our business and customers, we believe that we are well-positioned to serve our customers when business conditions begin to normalize.

Effective July 2021, we have instructed the majority of our vaccinated employees to work from headquarters, enhanced the use of personal protective equipment in our facilities, and allowed essential business travel.

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

Results of Operations

The following table presents our results of operations (in thousands, except percentages):

	Three months ended June 30,
	2021	2020	Change	% Change

Revenue	$2,211	$2,264	$(53)	(2)%
Cost of Revenue	919	1,005	(86)	(9)%
Gross profit	1,292	1,259	33	3%
Gross profit %	58%	56%

Operating expenses:
Sales and marketing	1,787	1,712	75	4%
Research and development	709	452	257	57%
General and administrative	2,144	1,943	201	10%
Restructuring	—	244	(244)	(100)%
Total operating expenses	4,640	4,351	289	7%
Loss from operations	(3,348)	(3,092)	(256)	8%
Other (expense) income, net:
Interest expense	(27)	(38)	11	(29)%
Gain (loss) on revaluation of warrant liabilities	875	(8,574)	9,449	n/m(1)
Warrant issuance expense	—	(329)	329	(100)%
Gain on forgiveness of PPP loan	1,099	—	1,099	n/m(1)
Other income, net	128	266	(138)	(52)%
Total other income (expense), net	2,075	(8,675)	10,750	(124)%
Net loss	$(1,273)	$(11,767)	$10,494	(89)%

(1) Not meaningful

Revenue

Revenue decreased $0.1 million, or 2%, for the three months ended June 30, 2021, compared to the same period of 2020. Revenue in the second quarter of 2021 included approximately $1.9 million in EksoHealth revenue and approximately $0.3 million in EksoWorks sales. The decrease in revenue was primarily due to our shift in strategic focus on customer acquisition through the subscription model. Subscription revenues are deferred and recognized over the period of the contract, typically over 12 months.

Gross Profit

Gross profit increased 3%, for the three months ended June 30, 2021, compared to the same period of 2020. Gross margin was approximately 58% for the three months ended June 30, 2021, compared to a gross margin of 56% for the same period in 2020. The overall increase in gross margin was primarily due to increased EksoWorks margins, driven by the reduced cost of the EVO Vest compared to the prior generation, and the reduction of collaborative arrangements, which generally have lower gross margins, in overall revenue composition.

Operating Expenses

Sales and marketing expenses increased $0.1 million, or 4%, for the three months ended June 30, 2021, compared to the same period of 2020. The increase was primarily due to increased general marketing activities.

Research and development expenses increased $0.3 million, or 57%, for the three months ended June 30, 2021, compared to the same period of 2020, primarily due to investments in new product development.

General and administrative expenses increased $0.2 million, or 10%, for the three months ended June 30, 2021, compared to the same period of 2020, primarily due to an increased employee headcount and compensation, which was partially offset by a reduction in outside legal expenses.

Restructuring expenses of $0.2 million for the three months ended June 30, 2020 were comprised of employee severance payments related to the restructuring we completed in May of 2020 to streamline our operations to lower operating expenses and reduce cash burn. There was no comparable amount for the three months ended June 30, 2021.

Total Other Income (Expense), Net

Gain on revaluation of warrant liabilities was $0.9 million for the three months ended June 30, 2021, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Loss on warrant liabilities of $8.6 million for the three months ended June 30, 2020, was associated with the revaluation of warrants issued in 2015, 2019 and 2020. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Gain on forgiveness of PPP loan of $1.1 million for the three months ended June 30, 2021 was recorded as a result of the forgiveness approval we received from our lender and the SBA in June 2021. There was no comparable amount for the same period of 2020.

Other income, net for the three months ended June 30, 2021 was $0.1 million, as compared to $0.3 million for the same period of 2020. The primary reason for the $0.2 million decrease in income is due to higher unrealized losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations (in thousands, except percentages):

	Six months ended June 30,
	2021	2020	Change	% Change

Revenue	$4,121	$3,731	$390	10%
Cost of Revenue	1,594	1,835	(241)	(13)%
Gross profit	2,527	1,896	631	33%
Gross profit %	61%	51%

Operating expenses:
Sales and marketing	3,580	4,232	(652)	(15)%
Research and development	1,312	1,163	149	13%
General and administrative	4,122	4,130	(8)	—%
Restructuring	—	244	(244)	n/m(1)
Total operating expenses	9,014	9,769	(755)	(8)%
Loss from operations	(6,487)	(7,873)	1,386	(18)%
Other (expense) income, net:
Interest expense	(53)	(90)	37	(41)%
Gain (loss) on revaluation of warrant liabilities	886	(6,055)	6,941	n/m(1)
Warrant issuance expense	—	(329)	329	(100)%
Gain on forgiveness of PPP loan	1,099	—	1,099	n/m(1)
Other (expense) income, net	(388)	46	(434)	(943)%
Total other income (expense), net	1,544	(6,428)	7,972	(124)%
Net loss	$(4,943)	$(14,301)	$9,358	(65)%

(1) Not meaningful

Revenue

Revenue increased $0.4 million, or 10%, for the six months ended June 30, 2021, compared to the same period of 2020. This increase was comprised of a $0.3 million increase in EksoHealth revenue primarily due to an increase in the volume of device sales driven by business conditions normalizing from the impact of the COVID-19 pandemic.

Gross Profit

Gross profit increased $0.6 million, or 33%, for the six months ended June 30, 2021, compared to the same period of 2020, primarily attributed to an increased volume of medical device sales and a reduction in EksoWorks cost of sales. Gross margin was approximately 61% for the six months ended June 30, 2021, compared to a gross margin of 51% for the same period in 2020. Gross margins increased primarily due to improved EksoWorks margins driven by lower production costs of the EVO Vest compared to the previous generation vest, and the reduction of collaborative arrangements in overall revenue composition.

Operating Expenses

Sales and marketing expenses decreased $0.7 million, or 15%, for the six months ended June 30, 2021, compared to the same period of 2020, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May of 2020, respectively.

Research and development expenses increased $0.1 million, or 13%, for the six months ended June 30, 2021, compared to the same period of 2020, primarily due to investments in new product development. The increase was partially offset by a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May of 2020.

General and administrative expenses for the six months ended June 30, 2021 remained unchanged, compared to the same period of 2020. An increase in employee compensation from higher headcount was partially offset by lower outside legal costs.

Restructuring expenses of $0.2 million for the six months ended June 30, 2020 were comprised of employee severance payments related to the restructuring we completed in May of 2020 to streamline our operations to lower operating expenses and reduce cash burn. There was no comparable amount for the six months ended June 30, 2021.

Total Other (Expense) Income, Net

Gain on revaluation of warrant liabilities was $0.9 million for the six months ended June 30, 2021 was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Loss on warrant liabilities of $6.1 million for the six months ended June 30, 2020, was associated with the revaluation of warrants issued in 2015, 2019 and 2020. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Gain on forgiveness of PPP loan of $1.1 million for the six months ended June 30, 2021 was recorded as a result of the forgiveness approval we received from our lender and the SBA in June 2021. There was no comparable amount for the same period of 2020.

Other expense, net for the six months ended June 30, 2021 was $0.4 million, as compared to other expenses of a de minimis amount for the same period of 2020. The primary reason for the $0.4 million in expenses is due to higher unrealized losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

At June 30, 2021, we had working capital of $46.6 million, compared to working capital of $13.4 million at December 31, 2020. The increase in working capital is primarily due to a higher cash balance from equity financings and warrant exercises. Our cash as of June 30, 2021, consisted of bank deposits with third party financial institutions. As of June 30, 2021, of our $45.9 million of cash, $45.4 million was held domestically while $0.5 million was held by foreign subsidiaries.

As described in Note 8 in the notes to our condensed consolidated financial statements under the caption Notes Payable, net, borrowings under our new secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2021, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2021 is estimated to be $43.9 million. With this unrestricted cash balance, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(5,606)	$(5,745)
Net cash provided by financing activities	38,712	8,160
Effect of exchange rate changes on cash	(30)	(27)
Net increase in cash	33,076	2,388
Cash at the beginning of the period	12,862	10,872
Cash at the end of the period	$45,938	$13,260

Net Cash Used in Operating Activities

Net cash used in operations decreased $0.1 million, or 2%, for the six months ended June 30, 2021, compared to the same period of 2020 primarily due to a reduction in operating expenses by improving overall operational efficiencies, including but not limited to, the reduction of employee headcount, partially offset by lower cash collections.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.7 million for the six months ended June 30, 2021, was from the sale of common stock and warrants for net proceeds of $36.5 million in connection with the equity financing, net proceeds of $0.7 million from our “at the market offering” program, and proceeds of $1.4 million from the exercise of warrants.

Net cash provided by financing activities of $8.2 million for the six months ended June 30, 2020, was from the sale of our common stock for net proceeds of $7.1 million in connection with the equity financing in June 2020, proceeds of $1.1 million from our PPP loan, and proceeds of $0.8 million from the exercise of May 2019 Warrants, partially offset by to aggregate principal payments of $0.8 million against our term loan.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2021, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Note payable, principal and interest	$2,195	$90	$2,105	$—	$—
Facility operating leases	536	536	—	—	—
Purchase obligations	1,267	1,267	—	—	—
Total	$3,998	$1,893	$2,105	$—	$—

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

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1.3 million as of June 30, 2021, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Shortages in the materials used to manufacture our products could impact our future results.

Due to a variety of factors, including the COVID-19 pandemic, various materials we used to manufacture our products are currently, or may in the future, experience shortages and supply chain disruptions. For example, the global semiconductor industry has faced significant supply chain shortages and other disruptions as a result of increased demand, the inability of fabrication plants to produce sufficient quantities of chips to meet that demand, including as a result of government restrictions on staffing and facility operations in light of the pandemic, and other causes. Electronic components in general, battery cells, metals and plastics, all of which we use in our products, are also in shorter supply compared to prior periods, and we are also experiencing longer lead times for manufacturing services such as machining and tool making. Numerous factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, may prolong or deepen these challenges. We believe that we have sufficient supplies of semiconductor chips for the majority of 2021, and but our operating results may be negatively impacted if global supply chains of semiconductors and other important commodities in short supply do not normalize.

Item 6. Exhibits

Exhibit Number	Description

3.1	By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (“XBRL”):
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

EKSO BIONICS HOLDINGS, INC.

Date: July 29, 2021	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: July 29, 2021	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)