Form 10-Q
period 2021-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2021-11-02
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

The number of shares of registrant’s common stock outstanding as of October 29, 2021 was 12,663,717.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2021	December 31, 2020
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$43,439	$12,862
Accounts receivable, net of allowances of $2 and $42, respectively	3,121	3,224
Inventories	1,751	1,978
Prepaid expenses and other current assets	788	356
Total current assets	49,099	18,420
Property and equipment, net	1,172	1,172
Right-of-use assets	337	685
Other assets	125	320
Total assets	$50,733	$20,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,308	$1,501
Accrued liabilities	1,704	1,429
Deferred revenues, current	1,291	1,496
Lease liabilities, current	372	548
Total current liabilities	4,675	4,974
Deferred revenues	1,449	1,806
Notes payable, net	1,992	3,075
Warrant liabilities	3,501	6,037
Other non-current liabilities	54	271
Total liabilities	11,671	16,163
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 12,664 and 8,349 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	13	8
Additional paid-in capital	245,299	204,376
Accumulated other comprehensive loss	(246)	(847)
Accumulated deficit	(206,004)	(199,103)
Total stockholders’ equity	39,062	4,434
Total liabilities and stockholders’ equity	$50,733	$20,597

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$3,049	$2,897	$7,170	$6,628
Cost of revenue	1,242	1,084	2,836	2,919
Gross profit	1,807	1,813	4,334	3,709

Operating expenses:
Sales and marketing	1,685	1,740	5,265	5,972
Research and development	618	599	1,930	1,762
General and administrative	2,293	1,706	6,415	5,836
Impairment of goodwill	—	189	—	189
Restructuring	—	—	—	244
Total operating expenses	4,596	4,234	13,610	14,003

Loss from operations	(2,789)	(2,421)	(9,276)	(10,294)

Other income (expense), net:
Interest expense	(24)	(23)	(77)	(113)
Gain (loss) on revaluation of warrant liabilities	1,125	4,476	2,011	(1,579)
Warrant issuance expense	—	—	—	(329)
Gain on forgiveness of note payable	—	—	1,099	—
Other (expense) income, net	(270)	420	(658)	466
Total other income (expense), net	831	4,873	2,375	(1,555)

Net (loss) income	$(1,958)	$2,452	$(6,901)	$(11,849)
Other comprehensive income (loss)	261	(415)	601	(435)
Comprehensive (loss) income	$(1,697)	$2,037	$(6,300)	$(12,284)

Net (loss) income per share applicable to common shareholders, basic	$(0.15)	$0.30	$(0.57)	$(1.75)
Net loss per share applicable to common shareholders, diluted	$(0.17)	$(0.01)	$(0.62)	$(1.78)

Weighted average number of shares outstanding, basic	12,661	8,236	12,029	6,772
Weighted average number of shares outstanding, diluted	12,710	8,379	12,133	6,829

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	8,349	$8	$204,376	$(847)	$(199,103)	$4,434
Net loss	—	—	—	—	—	—	(3,670)	(3,670)
Issuance of common stock under:
Equity financing, net	—	—	3,980	4	35,356	—	—	35,360
Exercise of warrants	—	—	300	1	3,877	—	—	3,878
Matching contribution to 401(k) plan	—	—	26	—	152	—	—	152
Stock-based compensation expense	—	—	—	—	356	—	—	356
Foreign currency translation adjustments	—	—	—	—	—	465	—	465
Balance at March 31, 2021	—	—	12,655	13	244,117	(382)	(202,773)	40,975
Net loss	—	—	—	—	—	—	(1,273)	(1,273)
Stock-based compensation expense	—	—	—	—	519	—	—	519
Foreign currency translation adjustments	—	—	—	—	—	(125)	—	(125)
Balance at June 30, 2021	—	—	12,655	13	244,636	(507)	(204,046)	40,096
Net loss	—	—	—	—	—	—	(1,958)	(1,958)
Issuance of common stock under:
Equity incentive plan	—	—	9	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	663	—	—	663
Foreign currency translation adjustments	—	—	—	—	—	261	—	261
Balance at September 30, 2021	—	—	12,664	$13	$245,299	$(246)	$(206,004)	$39,062

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,795	$6	$190,019	$50	$(183,278)	$6,797
Net loss	—	—	—	—	—	—	(2,534)	(2,534)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	26	—	155	—	—	155
In lieu of cash compensation	—	—	9	—	50	—	—	50
Shares issued as a result of rounding due to reverse-stock split	—	—	13	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	587	—	—	587
Foreign currency translation adjustments	—	—	—	—	—	173	—	173
Balance at March 31, 2020	—	—	5,843	6	190,811	223	(185,812)	5,228
Net loss	—	—	—	—	—	—	(11,767)	(11,767)
Issuance of common stock under:
Equity financing, net	—	—	1,748	2	7,080	—	—	7,082
Exercise of warrants	—	—	223	—	1,436	—	—	1,436
Issuance of warrants	—	—	—	—	(2,322)			(2,322)
Stock-based compensation expense	—	—	—	—	508	—	—	508
Foreign currency translation adjustments	—	—	—	—	—	(193)	—	(193)
Balance at June 30, 2020	—	—	7,814	8	197,513	30	(197,579)	(28)
Net loss	—	—	—	—	—	—	2,452	2,452
Issuance of common stock under:
Equity incentive plan	—	—	2	—	—	—	—	—
Exercise of warrants	—	—	500	—	5,875	—	—	5,875
Stock-based compensation expense	—	—	—	—	517	—	—	517
Foreign currency translation adjustments	—	—	—	—	—	(415)	—	(415)
Balance at September 30, 2020	—	—	8,316	$8	$203,905	$(385)	$(195,127)	$8,401

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(6,901)	$(11,849)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	431	465
Changes in allowance for doubtful accounts	48	43
Gain on forgiveness of note payable	(1,099)	—
Loss on impairment of goodwill	—	189
(Gain) loss on revaluation of warrant liabilities	(2,011)	1,579
Finance cost attributable to issuance of warrants	—	329
Stock-based compensation expense	1,538	1,612
Common stock contribution to 401(k) plan	141	155
Other adjustments	3	55
Unrealized loss (gain) on foreign currency transactions	640	(424)
Changes in operating assets and liabilities:
Accounts receivable	(10)	715
Inventories	(171)	469
Prepaid expenses, right-of-use assets, and other assets current and noncurrent	97	169
Accounts payable	(189)	(90)
Accrued, lease and other noncurrent liabilities	(70)	(409)
Deferred revenues	(528)	(23)
Net cash used in operating activities	(8,081)	(7,015)
Investing activities:
Acquisition of equipment	(60)	—
Net cash used in investing activities	(60)	—
Financing activities:
Proceeds from issuance of common stock and warrants, net	37,295	7,082
Principal payments on note payable	—	(1,278)
Payment of remaining balance on long-term debt	—	(1,512)
Proceeds from issuance of long-term debt	—	3,078
Proceeds from exercise of warrants	1,417	3,334
Net cash provided by financing activities	38,712	10,704
Effect of exchange rate changes on cash	6	(12)
Net increase in cash	30,577	3,677
Cash at beginning of period	12,862	10,872
Cash at end of period	$43,439	$14,549

Supplemental disclosure of cash flow activities
Cash paid for interest	$69	$86
Cash paid for income taxes	—	6

Supplemental disclosure of non-cash activities
Fair value of warrants issued upon equity financing	$1,936	$—

Reclassification of warrant liability to equity upon exercise of warrants	2,461	—
Transfer of inventory to (from) property and equipment	387	(160)
Share issuance for common stock contribution to 401(k) plan	152	155
Share issuance in lieu of cash compensation	—	50

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had an accumulated deficit of $206,004.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2021, the Company used $8,081 of cash in its operations. Cash on hand as of September 30, 2021 was $43,439.

As described in Note 8, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2021, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2021 is approximately $41,439. With this unrestricted cash balance, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any future periods.

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

Lease expense is recognized over the expected lease term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets and lease liabilities, current.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and subscription of the EksoNR, associated software (SmartAssist and VariableAssist), the sale and subscription of the EksoUE, the sale of accessories, and the sale of support and maintenance contracts (Ekso Care). In 2021, the Company moved to a customer subscription sales model and away from a rental sales model. Under the rental sales model, the Company offered customers a short term rental arrangement of its products to help bridge to a capital purchase since customers typically have challenges in obtaining approvals for capital expenditures. Subscription sales arrangements, however, bypass the customer capital purchase process, are intended to renew annually, and provide a long term revenue stream.

Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognizes revenue evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the initial contract term, typically over 12 months.

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale and subscription of the upper body exoskeletons (EksoVest and the recently introduced EVO) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility. Revenue from industrial device subscriptions is recognized evenly over the contract term, typically 12 months.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains cash accounts in excess of federally insured limits. However, the Company believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held. The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable as of September 30, 2021 and December 31, 2020. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling contracts denominated in a foreign currency.

At September 30, 2021, the Company had no customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable, as compared with two customers at December 31, 2020 (10% and 13%).

During the three months ended September 30, 2021, the Company had no customers with sales of 10% or more of the Company’s total revenue, as compared with one customer in the three months ended September 30, 2020 (13%).

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

During the nine months ended September 30, 2021 and 2020, the Company had no customers with sales of 10% or more of the Company’s total revenues.

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

3.    Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the nine months ended September 30, 2021 and 2020, is reflected in the table below net of tax:

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$(847)	$50
Net unrealized gain (loss) on foreign currency translation	601	(435)
Balance at end of period	$(246)	$(385)

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2021
Liabilities
Warrant liabilities	$3,501	$—	$—	$3,501

December 31, 2020
Liabilities
Warrant liabilities	$6,037	$—	$—	$6,037

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended September 30, 2021, which were measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2020	$6,037
Initial fair value of warrants in connection with 2021 financing	1,936
Gain on revaluation of warrants issued in connection with the February 2021, June 2020, December 2019 and May 2019 financings	(2,011)
Reclassification of warrant liability to equity upon exercise of warrants	(2,461)
Balance at September 30, 2021	$3,501

Refer to Note 10. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories

Inventories consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$1,442	$1,724
Work in progress	177	18
Finished goods	132	236
Inventories	$1,751	$1,978

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

Deferred revenue consisted of the following:

	September 30, 2021	December 31, 2020
Deferred extended maintenance and support	$2,387	$2,902
Deferred royalties	280	282
Deferred device and advances	73	118
Total deferred revenues	2,740	3,302
Less current portion	(1,291)	(1,496)
Deferred revenues, non-current	$1,449	$1,806

Deferred revenue activity consisted of the following for the nine months ended September 30, 2021:

Beginning balance	$3,302
Deferral of revenue	799
Recognition of deferred revenue	(1,361)
Ending balance	$2,740

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
As of September 30, 2021, the Company’s deferred revenue was $2,740. The Company expects to recognize approximately $443 of the deferred revenue during the remainder of 2021, $1,055 in 2022, and $1,242 thereafter.

In addition to deferred revenue, the Company has non-cancellable backlog of $1,103 related to its contracts for subscription units with its customers. These subscription contracts typically have 12-month terms and subscription income is recognized on a straight-line basis over the lease term.

As of September 30, 2021 and December 31, 2020, total accounts receivable, net of allowance for doubtful accounts, were $3,245 and $3,439, respectively, and are included in accounts receivable, net and other assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$1,791	$240	$2,031
Service and support	477	—	477
Subscriptions	173	66	239
Parts and other	233	27	260
Collaborative arrangements	42	—	42
	$2,716	$333	$3,049

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$3,900	$625	$4,525
Service and support	1,412	—	1,412
Subscriptions	510	188	698
Parts and other	427	51	478
Collaborative arrangements	57	—	57
	$6,306	$864	$7,170

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2020:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	EksoHealth	EksoWorks	Total
Device revenue	$2,018	$127	$2,145
Service and support	455	—	455
Rentals and subscriptions	178	7	185
Parts and other	32	24	56
Collaborative arrangements	56	—	56
	$2,739	$158	$2,897

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2020:

	EksoHealth	EksoWorks	Total
Device revenue	$3,706	$543	$4,249
Service and support	1,170	—	1,170
Rentals and subscriptions	656	10	666
Parts and other	255	60	315
Collaborative arrangements	228	—	228
	$6,015	$613	$6,628

7.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Salaries, benefits and related expenses	$1,515	$1,194
Device warranty	157	188
Other	32	47
Total	$1,704	$1,429

The current portion of the device warranty liability is classified as a component of accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and nine months ended September 30, 2021 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021
Balance at beginning of period	$199	$226
Additions for estimated future costs	68	185
Incurred costs	(56)	(200)
Balance at end of period	$211	$211

	Balance as of September 30, 2021
Current portion	$157
Long-term portion	54
Total	$211

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of September 30, 2021. On September 30, 2021, with cash on hand of $43,439, the Company was compliant with this liquidity covenant and all other covenants.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 4.70% for the three and nine months ended September 30, 2021. The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s PWB term loan as of September 30, 2021:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Period	Amount
Remainder of 2021 - 2022	$—
2023	2,000
Total principal payments	2,000
Less debt discount and issuance cost	8
Note payable, net	$1,992

Current portion	$—
Long-term portion	1,992
Note payable, net	$1,992

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

9.    Lease Obligations

The Company maintains a five-year operating lease agreement for its headquarters and manufacturing facility in Richmond, California (the "Richmond Lease") which expires in May 2022, with no further options to extend or terminate. The lease includes non-lease components (i.e. common area maintenance costs) that are paid separately from rent based on actual costs incurred. In June 2020, the Company entered into an amendment to the Richmond Lease to make a one-time payment of $300 to cover its remaining lease obligations for the remainder of 2020, resulting in a $48 abatement and a lease payment deferral of $79 to be paid in equal monthly installments in 2021.

The Company's five-year operating lease agreement for its sales office in Hamburg, Germany expires in July 2022. The Company has an option to extend the lease for another five-year term.

The Company’s future lease payments as of September 30, 2021 are as follows, which are presented as lease liabilities on the Company’s condensed consolidated balance sheets:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Period	Operating Leases
Remainder of 2021	$150
2022	234
Total lease payments	384
Less: imputed interest	(12)
Present value of lease liabilities	$372

Weighted-average remaining lease term (in years)	0.69
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $130 and $132 for the three months ended September 30, 2021 and 2020, respectively, and $395 and $405 for the nine months ended September 30, 2021 and 2020, respectively.

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

Summary

The Company’s authorized capital stock at September 30, 2021 and December 31, 2020 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of September 30, 2021 and December 31, 2020, there were 12,664 and 8,349, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $7,500 under the registration statement and prospectus supplement filed with the SEC related to such offering. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the nine months ended September 30, 2021, the Company sold 78 shares of common stock at an average price per share of $10.72 for proceeds of $791, net of commission and issuance costs, under the ATM Agreement. The Company did not sell any shares under the ATM agreement during the three months ended September 30, 2021. As of September 30, 2021, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Warrants

Warrants outstanding as of December 31, 2020 and September 30, 2021 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2020	Issued	Exercised	September 30, 2021
2021 Warrants	$12.81	5	—	273	—	273
June 2020 Investor Warrants	$5.18	5.5	397	—	(270)	127
June 2020 Placement Agent Warrants	$5.64	5	122	—	(83)	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	198	—	(5)	193
			1,325	273	(358)	1,240

During the nine months ended September 30, 2021 and 2020, the Company received net proceeds of $1,417 and $1,436 from the exercise of 358 and 723 warrants and issued 300 and 723 shares of common stock, respectively, as a result of those exercises.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	September 30, 2021	February 11, 2021
Current share price	$4.62	$9.61
Conversion price	$12.81	$12.81
Risk-free interest rate	0.84%	0.46%
Expected term (years)	4.36	5.00
Volatility of stock	107.6%	107.1%

June 2020 Investor Warrants

In June 2020, the Company issued warrants (the "June 2020 Investor Warrants"), exercisable for up to 874 shares of the Company’s common stock at an exercise price of $5.18 per share. The June 2020 Investor Warrants were immediately exercisable, and will expire five and one-half years from the date of issuance, or on December 10, 2025.

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
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants. During the nine months ended September 30, 2021 and 2020, 270 and no shares of the June 2020 Investor Warrants were exercised, respectively.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	September 30, 2021	December 31, 2020
Current share price	$4.62	$6.13
Conversion price	$5.18	$5.18
Risk-free interest rate	0.80%	0.35%
Expected term (years)	4.19	4.94
Volatility of stock	103.9%	105.3%

June 2020 Placement Agent Warrants

In June 2020, the Company issued warrants (the "June 2020 Placement Agent Warrants"), exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025. During the nine months ended September 30, 2021 and 2020, 83 and no shares of the June 2020 Placement Agent Warrants were exercised, respectively.

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	September 30, 2021	December 31, 2020
Current share price	$4.62	$6.13
Conversion price	$5.64	$5.64
Risk-free interest rate	0.69%	0.31%
Expected term (years)	3.69	4.44
Volatility of stock	100.2%	106.8%

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

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	September 30, 2021	December 31, 2020
Current share price	$4.62	$6.13
Conversion price	$8.10	$8.10
Risk-free interest rate	0.69%	0.31%
Expected term (years)	3.72	4.47
Volatility of stock	99.96%	107.9%

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	September 30, 2021	December 31, 2020
Current share price	$4.62	$6.13
Conversion price	$8.44	$8.44
Risk-free interest rate	0.58%	0.26%
Expected term (years)	3.22	3.97
Volatility of stock	102.6%	109.4%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable, have a current exercise price of $3.52 per share, and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Investor Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the nine months ended September 30, 2021 and 2020, 5 and no shares of the May 2019 warrants were exercised, respectively.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Current share price	$4.62	$6.13
Conversion price	$3.52	$3.52
Risk-free interest rate	0.44%	0.21%
Expected term (years)	2.6	3.4
Volatility of stock	108.4%	107.2%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

11.    Stock-based Compensation

See Note 10, Capitalization and Equity Structure – Reverse Stock Split.

As of September 30, 2021, the total shares authorized for grant under the 2014 Plan was 1,974, of which 669 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2021, and activity during the nine months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	529	$31.62
Options forfeited	(15)	8.65
Options cancelled	(15)	27.39
Balance as of September 30, 2021	499	$32.44	6.56	$—
Vested and expected to vest at September 30, 2021	499	$32.44	6.56	$—
Exercisable as of September 30, 2021	393	$37.12	6.23	$—

As of September 30, 2021, total unrecognized compensation cost related to unvested stock options was $1,221. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.45 years.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes Model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend yield	N/A	N/A	N/A	—
Risk-free interest rate	N/A	N/A	N/A	1.58%
Expected term (in years)	N/A	N/A	N/A	5.6
Volatility	N/A	N/A	N/A	102%
N/A - No stock options were granted during the three and nine months ended September 30, 2021 and the three months ended September 30, 2020.

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

The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the nine months ended September 30, 2021 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	143	$6.21
Granted	530	5.92
Vested	(21)	8.06
Forfeited	(56)	7.69
Unvested at September 30, 2021	596	$5.79

As of September 30, 2021, $2,436 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 2.22 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and marketing	$119	$103	$310	$339
Research and development	74	49	184	161
General and administrative	470	365	1,044	1,112
	$663	$517	$1,538	$1,612

401(k) Plan Share Match

The Company issued 26 shares of common stock in each of the first quarters of 2021 and 2020 with a fair value of $152 and $155, respectively, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal years ended December 31, 2020 and December 31, 2019, respectively.

The expense related to the accrual for the 401(k) plan share matching was $34 and $56 for the three months ended September 30, 2021 and 2020, respectively, and $141 and $155 for the nine months ended September 30, 2021 and 2020, respectively.

12.    Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2021, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $2,697 as of September 30, 2021, which are expected to be paid within two years, and $396 as of December 31, 2020. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Due to a variety of factors, including the COVID-19 pandemic, various materials the Company used to manufacture our products are currently, experiencing shortages and supply chain disruptions. Electronic components in general, semiconductor chips, battery cells, metals and plastics, all of which are used in the Company's products, are also in shorter supply compared to prior periods, and the Company is also experiencing longer lead times for manufacturing services such as machining and tool making. Numerous factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, may prolong or deepen these challenges.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
14.    Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income applicable to common stockholders, basic	$(1,958)	$2,452	$(6,901)	$(11,849)
Adjustment for gain on revaluation of warrant liabilities	(158)	(2,545)	(643)	(294)
Net loss applicable to common stockholders, diluted	$(2,116)	$(93)	$(7,544)	$(12,143)

Denominator:
Weighted-average number of shares, basic	12,661	8,236	12,029	6,772
Effect of dilutive warrants	49	143	104	57
Weighted-average number of shares, diluted	12,710	8,379	12,133	6,829

Net (loss) income per share, basic	$(0.15)	$0.30	$(0.57)	$(1.75)
Net loss per share, diluted	$(0.17)	$(0.01)	$(0.62)	$(1.78)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	499	532	499	532
Restricted stock units	596	180	596	180
Warrants for common stock	1,047	715	881	1,234
Total common stock equivalents	2,142	1,427	1,976	1,946

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended September 30, 2021
Revenue	$2,716	$333	$3,049
Cost of revenue	1,044	198	1,242
Gross profit	$1,672	$135	$1,807

Three months ended September 30, 2020
Revenue	$2,739	$158	$2,897
Cost of revenue	989	95	1,084
Gross profit	$1,750	$63	$1,813

	EksoHealth	EksoWorks	Total
Nine months ended September 30, 2021
Revenue	$6,306	$864	$7,170
Cost of revenue	2,326	510	2,836
Gross profit	$3,980	$354	$4,334

Nine months ended September 30, 2020
Revenue	$6,015	$613	$6,628
Cost of revenue	2,466	453	2,919
Gross profit	$3,549	$160	$3,709

Geographically, the regions the Company operates in are the Americas, Europe, the Middle East, and Africa (EMEA), and Asia Pacific (APAC). Geographic information for revenue based on location of customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$1,777	$2,016	$3,914	$4,899
Other	25	14	105	59
Americas	1,802	2,030	4,019	4,958
Germany	313	131	845	509
Belgium	—	—	270	—
Other	515	192	1,284	387
EMEA	828	323	2,399	896
APAC	419	544	752	774
	$3,049	$2,897	$7,170	$6,628

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

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

Third Quarter 2021 Highlights

•Reported revenue of $3.0 million in the third quarter of 2021
•Achieved gross margins of approximately 59% in the third quarter of 2021
•Booked a total of 16 EksoNR units in the third quarter of 2021
•Strong cash position of $43.4 million as of September 30, 2021

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

Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. We have an optional work from home policy for many of our employees. Vaccinated employees are permitted to work in the office and we have allowed essential business travel to resume. We have also enhanced the use of personal protective equipment in our facilities.

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

Results of Operations

The following table presents our results of operations (in thousands, except percentages):

	Three months ended September 30,
	2021	2020	Change	% Change

Revenue	$3,049	$2,897	$152	5%
Cost of Revenue	1,242	1,084	158	15%
Gross profit	1,807	1,813	(6)	—%
Gross profit %	59%	63%

Operating expenses:
Sales and marketing	1,685	1,740	(55)	(3)%
Research and development	618	599	19	3%
General and administrative	2,293	1,706	587	34%
Impairment of goodwill	—	189	(189)	(100)%
Total operating expenses	4,596	4,234	362	9%
Loss from operations	(2,789)	(2,421)	(368)	15%
Other income, net:
Interest expense	(24)	(23)	(1)	4%
Gain on revaluation of warrant liabilities	1,125	4,476	(3,351)	n/m(1)
Other (expense) income, net	(270)	420	(690)	(164)%
Total other income, net	831	4,873	(4,042)	(83)%
Net (loss) income	$(1,958)	$2,452	$(4,410)	(180)%

(1) Not meaningful

Revenue

Revenue increased $0.2 million, or 5%, for the three months ended September 30, 2021, compared to the same period of 2020. Revenue in the third quarter of 2021 included approximately $2.7 million in EksoHealth revenue and approximately $0.3 million in EksoWorks revenue. The increase in revenue was primarily due to an increased volume of EVO vest sales in the EksoWorks business unit.

Gross Profit

Gross profit for the quarter ended September 30, 2021 was $1.8 million, unchanged from the same period in 2020. Gross margin was approximately 59% for the three months ended September 30, 2021, compared to a gross margin of 63% for the same period in 2020. The overall decrease in gross margin was primarily due to the increase in EksoHealth service parts and labor costs and changes in product mix.

Operating Expenses

Sales and marketing expenses decreased $0.1 million, or 3%, for the three months ended September 30, 2021, compared to the same period of 2020. The decrease was primarily due to reduced general marketing activities.

Research and development expenses increased 3%, for the three months ended September 30, 2021, compared to the same period of 2020, primarily due to increased employee compensation costs.

General and administrative expenses increased $0.6 million, or 34%, for the three months ended September 30, 2021, compared to the same period of 2020, primarily due to an increased employee headcount and compensation, which was partially offset by a reduction in outside legal expenses.

Goodwill impairment charge of $0.2 million was recorded in the three months ended September 30, 2020, reducing the goodwill balance to zero. No goodwill impairment charge was recorded in the same period of 2021.

Total Other Income, Net

Gain on revaluation of warrant liabilities was $1.1 million for the three months ended September 30, 2021, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on warrant liabilities of $4.5 million for the three months ended September 30, 2020, was associated with the revaluation of warrants issued in 2015, 2019 and 2020. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Other expense, net for the three months ended September 30, 2021 was $0.3 million, as compared to income of $0.4 million for the same period of 2020. The primary reason for the $0.7 million change is due to unrealized losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations (in thousands, except percentages):

	Nine months ended September 30,
	2021	2020	Change	% Change

Revenue	$7,170	$6,628	$542	8%
Cost of Revenue	2,836	2,919	(83)	(3)%
Gross profit	4,334	3,709	625	17%
Gross profit %	60%	56%

Operating expenses:
Sales and marketing	5,265	5,972	(707)	(12)%
Research and development	1,930	1,762	168	10%
General and administrative	6,415	5,836	579	10%
Impairment of goodwill	—	189	(189)	n/m(1)
Restructuring	—	244	(244)	n/m(1)
Total operating expenses	13,610	14,003	(393)	(3)%
Loss from operations	(9,276)	(10,294)	1,018	(10)%
Other (expense) income, net:
Interest expense	(77)	(113)	36	(32)%
Gain (loss) on revaluation of warrant liabilities	2,011	(1,579)	3,590	n/m(1)
Warrant issuance expense	—	(329)	329	(100)%
Gain on forgiveness of note payable	1,099	—	1,099	n/m(1)
Other (expense) income, net	(658)	466	(1,124)	(241)%
Total other income (expense), net	2,375	(1,555)	3,930	(253)%
Net loss	$(6,901)	$(11,849)	$4,948	(42)%

(1) Not meaningful

Revenue

Revenue increased $0.5 million, or 8%, for the nine months ended September 30, 2021, compared to the same period of 2020. This increase was comprised of a $0.3 million increase in EksoHealth revenue primarily due to an increase in the volume of device sales driven by business conditions normalizing from the impact of the COVID-19 pandemic.

Gross Profit

Gross profit increased $0.6 million, or 17%, for the nine months ended September 30, 2021, compared to the same period of 2020, primarily attributed to an increased volume of medical device sales and a reduction in EksoWorks cost of sales. Gross margin was approximately 60% for the nine months ended September 30, 2021, compared to a gross margin of 56% for the same period in 2020. Gross margins increased primarily due to improved EksoWorks margins driven by lower production costs of the EVO vest compared to the previous generation vest, and the reduction of collaborative arrangements in overall revenue composition.

Operating Expenses

Sales and marketing expenses decreased $0.7 million, or 12%, for the nine months ended September 30, 2021, compared to the same period of 2020, primarily due to a decrease in employee compensation expenses as a result of a furlough and a reduction in force in March and May of 2020, respectively.

Research and development expenses increased $0.2 million, or 10%, for the nine months ended September 30, 2021, compared to the same period of 2020, primarily due to increased employee compensation costs.

General and administrative expenses increased $0.6 million, or 10% for the nine months ended September 30, 2021 compared to the same period of 2020, due to an increase in employee compensation from higher headcount partially offset by lower outside legal costs.

Goodwill impairment charge of $0.2 million was recorded in the nine months ended September 30, 2020, reducing the goodwill balance to zero. No goodwill impairment charge was recorded in the same period of 2021.

Restructuring expenses of $0.2 million for the nine months ended September 30, 2020 were comprised of employee severance payments related to the restructuring we completed in May of 2020 to streamline our operations to lower operating expenses and reduce cash burn. There was no comparable amount for the nine months ended September 30, 2021.

Total Other (Expense) Income, Net

Gain on revaluation of warrant liabilities was $2.0 million for the nine months ended September 30, 2021 was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Loss on revaluation of warrant liabilities of $1.6 million for the nine months ended September 30, 2020, was associated with the revaluation of warrants issued in 2015, 2019 and 2020. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Gain on forgiveness of note payable of $1.1 million for the nine months ended September 30, 2021 was recorded as a result of the PPP loan forgiveness approval we received from our lender and the SBA in June 2021. There was no comparable amount for the same period of 2020.

Other expense, net for the nine months ended September 30, 2021 was $0.7 million, as compared to other income of $0.5 million for the same period of 2020. The primary reason for the $1.1 million change is due to unrealized losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

At September 30, 2021, we had working capital of $44.4 million, compared to working capital of $13.4 million at December 31, 2020. The increase in working capital is primarily due to a higher cash balance from equity financings and warrant exercises. Our cash as of September 30, 2021, consisted of bank deposits with third party financial institutions. As of September 30, 2021, of our $43.4 million of cash, $43.0 million was held domestically while $0.4 million was held by foreign subsidiaries.

As described in Note 8 in the notes to our condensed consolidated financial statements under the caption Notes Payable, net, borrowings under our new secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2021, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2021 is estimated to be $41.4 million. With this unrestricted cash balance, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(8,081)	$(7,015)
Net cash used in investing activities	(60)	—
Net cash provided by financing activities	38,712	10,704
Effect of exchange rate changes on cash	6	(12)
Net increase in cash	30,577	3,677
Cash at the beginning of the period	12,862	10,872
Cash at the end of the period	$43,439	$14,549

Net Cash Used in Operating Activities

Net cash used in operations increased $1.1 million, or 15%, for the nine months ended September 30, 2021, compared to the same period of 2020 primarily due to the timing of cash collections.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.7 million for the nine months ended September 30, 2021, was from the sale of common stock and warrants for net proceeds of $36.5 million in connection with the equity financing, net proceeds of $0.7 million from our “at the market offering” program, and proceeds of $1.4 million from the exercise of warrants.

Net cash provided by financing activities of $10.7 million for the nine months ended September 30, 2020, was from the sale of our common stock for net proceeds of $7.1 million in connection with the equity financing in June 2020, proceeds of $1.1 million from our PPP loan, and proceeds of $0.8 million from the exercise of May 2019 Warrants, partially offset by to aggregate principal payments of $0.8 million against our term loan.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2021, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Note payable, principal and interest	$2,173	$90	$2,083	$—	$—
Facility operating leases	384	384	—	—	—
Purchase obligations	2,697	1,533	1,164	—	—
Total	$5,254	$2,007	$3,247	$—	$—

Refer to Note 13. Commitments and Contingencies for additional information regarding our license agreements and purchase obligations.

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

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (“XBRL”):
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

EKSO BIONICS HOLDINGS, INC.

Date: November 2, 2021	By:	/s/ Jack Peurach
Jack Peurach
President and Chief Executive Officer

Date: November 2, 2021	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)