Form 10-K
period 2021-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2022-02-24
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer ☒ Smaller reporting company  ☒   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $63,807,354 based on the last sale price for such stock on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 18, 2022 the registrant had 12,692,919 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Ekso Bionics Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding regulatory path for our products, including potential approvals required and timing of approvals, (iv) future financial performance, including any projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (v) our future financial performance, including any statement contained in a discussion and analysis of our financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), (vi) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology in general and, our exoskeleton products in particular and for strategic partnerships, (vii) our beliefs regarding potential clinical and other health benefits of our medical devices, (viii) the impact and effects of the COVID-19 pandemic and other risk factors on our business, results of operations or prospects, and (ix) the assumptions underlying or relating to any statement described in points (i) through (ix) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, the ongoing COVID-19 pandemic and its impact on the Company’s financial condition and business, the highly competitive markets in which the Company’s products are sold, the Company's significant losses to date and anticipated future losses, the new and unproven nature of the market for the Company’s products, the long and variable sales cycles for the Company’s products, the factors outside the Company’s control that affect the production and sales of its products, which include but are not limited to disruptions in the global supply chain, the costs related to and impacts of potential failure of the Company to obtain or maintain protection for the Company's intellectual property rights, the failure of the Company to obtain or maintain regulatory approval to market the Company's medical devices, risks related to product liability, recall and warranty claims, the volatility of the market price of and limited trading in our common stock. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report.

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

Notes regarding references to Ekso Bionics

In this Annual Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries, and “Ekso Bionics” refers to Ekso Bionics, Inc. as it existed prior to the January 15, 2014 merger of our wholly-owned subsidiary, Ekso Acquisition Corp., with and into Ekso Bionics, Inc., or the Merger. Ekso Bionics was the surviving corporation in the Merger and became our wholly-owned subsidiary, and all of the outstanding Ekso Bionics stock was converted into shares of our common stock. Ekso®, Ekso Bionics®, EksoVest®, EksoWorks®, EksoZeroG®, EksoGT™, EksoNR™, EksoZeroG™, EVOTM, EksoUE™, and EksoPulse™ are registered and unregistered trademarks of the Company. All other trademarks that may appear in this Annual Report are the property of their respective owners.

PART I

Item 1.    BUSINESS

Overview

We design, develop, and market exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied persons and persons with physical disabilities. We have marketed devices that (i) enable individuals with neurological conditions affecting gait, including acquired brain injury (ABI) and spinal cord injury (SCI), to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

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
•EksoNR is a rehabilitation device that assists physical therapists and physicians to better treat patients who have suffered an acquired brain injury, stroke or spinal cord injury. In June 2020, we received 510(k) clearance from the U.S. Food and Drug Administration (FDA), to market our EksoNR for use with patients with ABI. With its unique features designed specifically for hospitals and its proprietary software, EksoNR allows for the early mobilization of patients and, increased endurance during rehabilitation sessions through higher step counts and extended training durations. The intent is to allow the patient's central nervous system to take advantage of neuroplasticity to maximize recovery.
•EksoUE is a wearable upper body exoskeleton that assists patients with a broad range of upper extremity impairments and aims to provide a wider active range of motion, increased endurance, and heightened intensity during rehabilitation sessions.

For able-bodied industrial workers, we built on the leading market position we achieved with EksoVest and EksoZeroG by introducing EVO, a new wearable exoskeleton for overhead work. Like EksoVest, EVO is an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead. Based on extensive customer feedback, EVO was designed specifically to increase adoption of exoskeletons in the workplace. Compared to EksoVest, EVO is lighter weight, lower profile, lower cost, and has minimal contact with the body, making it comfortable to wear while enabling an even broader free range of motion. The goal is for workers using EVO to experience lower levels of fatigue and reduce on-site injuries while boosting productivity. We target vertical markets including aerospace, automotive, manufacturing, and specific construction trades.

EksoHealth - Rehabilitation

Today, we focus our healthcare business on advanced technology in the rehabilitation market. We are leveraging our patented exoskeleton technology to develop and market products intended to rehabilitate patients earlier and with better outcomes than the current standard of care.

As of December 31, 2021, we had shipped over 520 EksoNR and EksoGT (defined below) units combined to over 400 rehabilitation facilities or customers worldwide. The number of units utilized at a facility varies from one to seven, and is driven by the number of beds and rehabilitation sessions a hospital can offer and that hospital’s adoption of robotics within its rehabilitation protocols.

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

The EksoNR is used by customers in both in-patient and out-patient settings. Our customers believe that for patients with some preserved motor ability (for example, after a stroke, an ABI, or an incomplete SCI), the EksoNR exoskeleton offers unique benefits. It helps therapists teach proper step patterns and weight shifts, allowing patients potentially to mobilize earlier and ultimately to walk again. By allowing individuals to stand and walk in a full weight-bearing setting, early clinical evidence is beginning to show that EksoNR may offer potential healthcare benefits (inclusive of patients with complete SCI). These benefits include a reduction in secondary complications such as pressure sores, urinary tract infections, bowel problems, pneumonia and other respiratory issues, bone loss/osteoporosis, cardiovascular disease and psychological disorders resulting in reduced post-injury medical costs.

The EksoNR incorporates SmartAssist, our proprietary, adaptive software that allows a patient to perform to their capability but dynamically provides 0-100% power on either side of the body as needed for successful walking. SmartAssist can promote a greater number of high-quality steps in a short time period and support the early re-learning of correct step patterns and weight shifts, potentially mitigating compensatory behaviors. SmartAssist also has allowed our customers to significantly expand the spectrum of patients who can potentially benefit from robotic rehabilitation.

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

EksoUE

EksoUE is a wearable upper extremity assistive device that helps to reduce the effect of gravity on the wearer’s shoulders and arms. While worn, EksoUE allows longer, more intense rehabilitation sessions by reducing fatigue, while also allowing the patient to achieve a larger active range of motion. Similar to EksoNR, EksoUE is a tool for use by trained clinicians, primarily physical and occupational therapists, during rehabilitation sessions. Based on the same technology that is used in our industrial products, EksoUE uses a passive (non-motorized) design which avoids the need to charge or manage batteries and other electrical systems.

Market Overview

Rehabilitation clinics with significant stroke, ABI, and SCI populations comprise the primary market for our medical products. Due to their chronic nature, we believe that these conditions have an enormous clinical and economic impact on both people with the conditions and the healthcare system. According to the Centers for Disease Control, there are approximately 800,000 strokes suffered per year in the U.S. and approximately 15 million worldwide, making stroke rehabilitation our largest target market. Likewise, according to the National Spinal Cord Injury Statistical Center, there are approximately 18,000 incidences of SCI per year in the U.S., and according to the World Health Organization, between 250,000 to 500,000 incidences worldwide.

While the market opportunity for robotic exoskeleton rehabilitation may be large, we also recognize that the path for medical devices to become the standard of care is long and challenging. We believe that our ability to accelerate adoption will also be based, in part, on our ability to build on our partners’ early efforts to: (i) expand clinical evidence and (ii) drive toward standard of care. We are already seeing customers use the EksoNR with patients post stroke, ABI, or SCI to facilitate the recommended amount of rehabilitation per guidelines defined by the American Heart Association. The EksoNR has the versatility to provide an over-ground gait training intervention that is task-specific, high intensity and patient-centered throughout the continuum of care.

Clinical Evidence

Many of our early clinical customers have participated in research focusing on safety and feasibility of exoskeletons and robotics in rehabilitation market development. These early studies were favorable and have further developed to focus on efficacy and outcomes. EksoNR technology is one of the most studied exoskeletons in the market. World-renowned institutions are leading the charge in research focused on ABI, stroke, SCI, multiple sclerosis and others. Over 170 publications have been disseminated that utilize an Ekso device in their protocol and/or conclusions. Notable gains have been observed with increased heart rate, rating of perceived exertion and metabolic responses when walking in the EksoNR. Also discussed is improved gait speed, walking distance and standing balance out of the EksoNR demonstrating improvements in motor activity and functional mobility independence. Our latest company sponsored WISE (Walking Improvement for SCI with Exoskeleton) study demonstrates clinically meaningful improvement in independent walking speed, functional gains in shorter timeframe and influence of factors that may modify gait recovery. The data has been accepted for publication.
The European Union also requires a two-track approach to market penetration and subsequent coverage, requiring separate claims for purchasing the device and for requests for reimbursement. We are well represented in clinics run by German and Austrian accident insurers, with four out of nine rehabilitation sites in Germany, and four out of four rehabilitation sites in Austria. We operate out-patient rehabilitation sessions paid for by the accident insurer, where patients train using our EksoNR device. We are using these examples to integrate exoskeletal therapy in existing care pathways.
Economic Value Proposition

We believe that our EksoNR allows our customers to benefit economically without modifying the reimbursement model or reimbursement codes. First, many of our customers have reported that utilizing the EksoNR promotes continuous patient improvement beginning sooner than with traditional rehabilitation methods, potentially leading to a commensurate increase in insurance reimbursements. Second, many of our customers report that facilities equipped with the EksoNR as part of their rehabilitation programs attract more patients, thereby driving positive economic benefits. Lastly, we believe that improvements in patient outcomes, such as those seen with the use of EksoNR, translate positively to other metrics including discharge to community, staffing efficiency in the rehabilitation unit, and reductions in readmission rates.

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

There continues to be high market interest in expanding neurosciences service lines. In alignment with this interest, our sales priority involves the education of clinical and executive stakeholders on the economic and clinical value of our EksoNR Robotics Neuro Rehabilitation Program under our FDA indications of Stroke, Acquired Brain Injury, and Spinal Cord Injury. In tandem, we continue to leverage our EksoNR customer base to educate and mentor strategic target centers that specialize in stroke, ABI and SCI rehabilitation in specific geographies. Geographically, the priorities have been the U.S. in the Americas, Germany in EMEA (the Europe, the Middle East, and Africa region), and Singapore, Hong Kong, and Australia in APAC (the Asia Pacific region). Currently, we utilize a direct sales force for customers located in the U.S., Singapore, Hong Kong, Australia, Germany, Austria and Switzerland. We also have an expanding distributor network in EMEA and APAC.

The sales and marketing team is principally based in the U.S., Germany, and Singapore, and is structured as follows:

•One commercial leader each for the Americas, EMEA, and APAC;
•Americas, EMEA, and APAC sales professionals who pursue new prospects and organize demonstrations;
•Clinical professionals and physical therapists who provide peer-to-peer demonstrations and trainings;
•Marketing professionals and consultants who build awareness and generate demand; and
•Ambassadors, who are stroke and SCI survivors, who provide demonstrations and personal experiences.

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

Clinical Services and Customer Success

We have developed a leading clinical capability in robotic rehabilitation, and we provide extensive training and support to our customers to ensure they are successful. All sales or subscriptions include customer training. This is comprised of both online and in-person training of our customers’ physical therapists. We have made this a high priority as we recognize getting customers comfortable using our product is a prerequisite to them successfully implementing a robotic rehabilitation program.

EksoWorks - Able-Bodied Industrial Applications

We continue to pursue market and product development opportunities for the industrial market. Our primary product is EVO, followed by EksoVest, an upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks ranging from chest height to overhead, and EksoZeroG Arm, a mobile arm mount that makes heavy tools feel weightless and enables workers to be more productive and safe.

Building on our existing EksoVest technology, in August of 2020 we introduced EVO, an endurance-boosting assistive upper body exoskeleton that alleviates the burden of repetitive work. EVO’s innovative design is our latest product for able-bodied applications. EVO is a passive, spring-loaded assistive upper-body exoskeleton that aids workers with overhead work. It is designed to reduce fatigue and shoulder and back muscle strain, with the goal of eliminating work-related injuries to the neck, shoulder, and back. EVO offers five to fifteen pounds of lift assistance in each arm to elevate and alleviate the day-to-day strain on workers across all industries. Shoulder injuries caused by overhead work, repetitive tasks, and overexertion is the leading cause of lost work days due to workplace injuries. Ekso Bionics is striving to alleviate the burden on skilled workers, to drastically reduce the number of workplace injuries and to cut down on worker fatigue.

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

While we believe that the evidence clearly demonstrates that there is significant demand for human augmentation in industrial applications, adoption rates remain a challenge due to the nascent nature of the technology. That said, we believe that there is significant mid-to-long-term potential in the industrial markets, and accordingly, we will continue our product development efforts to expand our EksoWorks product offerings. Given the fragmented nature of the industrial market we believe that the best approach in this market involves collaboration with established strategic partners who can help us target applications tailored for specific use cases. We believe that leveraging our extensive exoskeleton expertise and intellectual property portfolio with the established channel and applying the expertise of one or more strategic partners will unlock the highest value for us and our stockholders. We continue to engage with multiple potential industrial partners, and plan to continue this approach going forward.

Manufacturing and Service

After Sales Service

We provide direct service for our devices at our facilities in Richmond, California, and Germany. In addition, we utilize third-party service providers for some customers in EMEA and APAC. When maintenance or service is required, a customer schedules service by contacting us directly. We then arrange for the appropriate service, depending on the warranty provided and/or Ekso Care the customer has purchased and the nature of the service required. In some cases, we may decide it is appropriate to send an Ekso field technician onsite to service the device. However, many service issues are diagnosable remotely with the use of EksoPulse.

Beyond our warranty and Ekso Care service programs, we provide a fee-for-service option. In this program, device repairs are fulfilled per quote on demand of the customer and as per our repair price list.

Manufacturing and Supply Chain

We manufacture our EksoNR, EksoUE, EVO and Ekso Vest at our facilities in Richmond, California for worldwide sales. We assemble our EksoZeroG product by sourcing sub-assemblies from a contract manufacturer. We currently run one shift per day and believe we have the capacity to eventually run additional shifts should we deem it appropriate.

We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to stringent quality specifications and processes. Whenever possible, we seek to secure dual source suppliers for our components. Some of the components necessary for the assembly of our products are currently provided to us by single-sourced suppliers (the only approved supply source for us among other sources). We purchase the majority of our components and major assemblies through purchase orders rather than long-term supply agreements and generally do not maintain finished goods in excess of our anticipated demand.

Intellectual Property

We have established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status as of December 31, 2021.

	Issuing Status
License Status	Issued Patents	Pending Applications
Licensed to the Company	15	—
Exclusively licensed to the Company	6	—
Co-owned with Regents of the University of California, exclusively licensed to the Company	4	—
Co-owned with the Regents of the University of California	3	—
Sole ownership by the Company	34	3
Total: 65	62	3

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of December 31, 2021, 210 applications have issued or have been allowed as patents internationally. Our patent portfolio contains 227 cases that have issued or are in prosecution in 21 countries outside the U.S.

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

The license with UC Berkeley consists of two agreements and one amendment to the agreement covering ten patent cases exclusively licensed to us, nine of which have issued and one of which remains in prosecution, or the UC Berkeley License Agreements. Inventions covered by a further three patent applications are co-owned by us and UC Berkeley, with no license agreement between us and UC Berkeley. As a result, UC Berkeley may license its rights in these patents to a third party. With respect to two of these co-owned patent applications, UC Berkeley has licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims UC Berkeley may license to other entities.

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

Under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use, the Company is required to pay the developer a single-digit royalty on net receipts, subject to a $50,000 annual minimum royalty requirement.

In addition, the Company entered into a license agreement in December of 2021 with a third party that develops technologies having utility in robotic exoskeletons from research and development activities associated with a specific set of government funded research projects. Commencing in January 2022, the Company will assist with research and development activities in exchange for access to a worldwide, royalty free, transferable, sublicensable, exclusive license to design and market products that use or incorporate the jointly-developed technology within Ekso’s target market segments.

Intellectual Property Out-Licensing

In March 2018, we entered into a set of agreements with Daydo Co, Ltd., or Daydo, related to distribution and cross-licensing of the EksoVest. Under these agreements, Daydo has exclusive distribution rights for the EksoVest within Japan and rights to modify the EksoVest as needed to address the Japanese market in exchange for royalty payments to us. We also have rights to use any improvements made by Daydo. Daydo released its localized version of the EksoVest (called Task AR) in January of 2019. Revenue from related royalty payments were de minimis in the years ended December 31, 2021 and 2020.

In June 2020, we entered into a non-exclusive license agreement with HAWE Hydraulik of Germany for rights to develop hydraulic pumps covered by a family of our patents. The agreement additionally includes an exclusivity option. We did not receive any royalty revenue from this license in the years ended December 31, 2021 and 2020.

Competition

The medical technology and industrial robotics industries are characterized by intense competition and rapid technological change. We believe that a number of other companies are developing competitive technology and devices for both the able-bodied and medical fields of use.

In the medical field, we face competition from companies that are focused on technology for rehabilitation of patients suffering from stroke and related neurological disabilities as well as from companies that are focused on SCI. In stroke, Cyberdyne, Parker Hannafin’s Indego, and ReWalk all now offer ambulatory exoskeletons for rehabilitation use in various markets where we operate. While not functionally equivalent, Hocoma, AlterG, Aretech and Reha Technology are selling treadmill-based gait therapies. In SCI, ReWalk Robotics and Parker Hannafin also sell ambulatory exoskeletons. Other companies that have announced plans to commercialize robotic exoskeletons include Bionik Laboratories and SuitX.

The EksoNR device is the only FDA-cleared device for SCI, stroke and ABI. Technologies developed by competitors in the areas of stroke rehabilitation and SCI represent therapeutic interventions with utility at varying points on the continuum of care. Clinically, the EksoNR is unique in its broad ability to mobilize pre- or even non-ambulatory patients using a full weight bearing, over ground, task-based platform. From a practice management perspective, the EksoNR is less expensive than many other systems, has a smaller footprint, has the ability to move around the hospital, and uses standard power requirements that make it easy to integrate into existing infrastructure. Other over-ground exoskeletons were initially designed for an individual to achieve ambulation reliant on the device. By contrast, the EksoNR’s design accommodates patients with complete paraplegia and additionally includes features that are optimized to assist therapists in helping patients with some motor ability learn to walk again in a clinical setting, treating several patients and indications in a single day.

Notwithstanding the foregoing, the most pressing challenges we face are not necessarily competitive technologies, but rather achieving rapid market awareness and adoption of this emerging technology while acclimating prospects to a fundamentally new paradigm in neuro-rehabilitation and mobility. In addition, it may be difficult for the rehabilitation department of a hospital or clinic to secure the funds to acquire an Ekso device in an environment where capital expenditures of this magnitude are not commonly incurred by those rehabilitation departments.
In the industrial business, there are multiple competitors with shoulder devices including products from Ottobock, Levitate, Skel-ex and SuitX.

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

Governmental Regulation and Product Approval

U.S. Regulation

The U.S. government regulates the medical device industry through various agencies, including but not limited to the FDA, which administers the Federal Food, Drug and Cosmetic Act (FDCA). The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any medical device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

Device development, marketing clearance and approval. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation (QSR). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life- sustaining, life-supporting, or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed. Most Class I devices, and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval (PMA), prior to commercial marketing.

To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification application to the FDA demonstrating that the device is “substantially equivalent” to a predicate device, which is typically a Class II device that is legally marketed in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more. After a device has received 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, will require a new 510(k) clearance, or if the device as modified is not substantially equivalent to a legally marketed predicate device, a PMA. While the determination as to whether new authorization is needed is initially left to the manufacturer, the FDA may review this determination and evaluate the regulatory status of the modified product at any time and may request the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a predicate device or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices requiring PMA. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process, taking approximately one to two years or more for approval.

In some instances, the FDA may find that a device is new and not substantially equivalent to a predicate device but is also not a high-risk device as is generally the case with Class III PMA devices. In these instances, the FDA may allow a device to be reclassified from Class III to Class I or II. The De Novo reclassification option is an alternate pathway to classify novel devices of low-to-moderate risk that had automatically been placed in Class III after receiving a “not substantially equivalent” (NSE) determination in response to a 510(k) notification. The FDA also allows a sponsor to submit a De Novo reclassification request to the FDA for novel low to moderate risk devices without first being required to submit a 510(k) application. These types of applications are referred to as “Evaluation of Automatic Class III Designation” or “De Novo requests.” In instances where a device is deemed not substantially equivalent to a Class II predicate device, the candidate device may be filed as a De Novo application which may lengthen regulatory decisions by the FDA. FDA review of a De Novo application may lead the FDA to identify the device as either a Class I or II device and subject to or exempt from 510(k) premarket notification.

Clinical trials are generally required to support a PMA or De Novo reclassification application and are sometimes required for 510(k) clearance. Clinical trials generally require an investigational device exemption application (IDE), approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board (IRB), for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. Conducting a clinical trial also requires obtaining the patients' informed consent in form and substance compliant with both FDA requirements and state and federal privacy and human subject protection regulations. The FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. To date, the EksoNR and EksoGT have been the subject of several clinical studies, some sponsored by us, as well as non-Ekso-sponsored independent studies conducted by rehabilitation institutions.

Our current indications for use (IFU) clearance for stroke, SCI, and ABI. On April 1, 2016, we received clearance from the FDA to market our EksoGT robotic exoskeleton for use in the treatment of individuals with hemiplegia due to stroke, individuals with SCI at levels T4 to L5, and individuals with SCI at levels of T3 to C7 (ASIA D), in accordance with the device’s labeling. On July 19, 2016, we received clearance from the FDA to expand/clarify the indications and labeling to expressly include individuals with hemiplegia due to stroke who have upper extremity function of at least 4 out of 5 strength in at least one arm. On August 25, 2019, our EksoNR device was introduced with the same IFU as EksoGT. On June 15, 2020, we received clearance from FDA to expand the indications for use, or IFU, and labeling to expressly include individuals with ABI, including traumatic brain injury and stroke who have upper extremity function of at least 4 out of 5 strength in at least one arm.

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

Since January 2021, there have been no reports of an adverse event relating to our EksoNR or EksoGT devices reported to the FDA under the Manufacturer and User Facility Device Experience Database.

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

On November 5, 2021, we received notification from Health Canada that our EksoNR was reclassified from Class I to Class II, and requested that we reapply for registration under the Medical Device License (MDL) program. Until that license is established, we are restricted from marketing in that country. We are updating our quality system and applying for registration with the expectation that this matter will be resolved by early 2023.

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

Human Capital Resources and Management

As of February 18, 2022, we had 56 employees, including 45 full time employees and one part-time employee in the United States. Eight employees reside in Europe and two in Singapore. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round, including by providing employees with access to an anonymous whistleblower hotline to report any violations. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance and are offered training and professional development opportunities. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement.

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
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results; the duration and extent to which this will impact our future results remain uncertain. While we have seen recovery in the demand for our exoskeleton products, continued high levels of new daily cases of COVID-19 infection in the United States, combined with concerns about the emergence of new, more infectious variants of the coronavirus have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations. In particular, many inpatient rehabilitation facilities have and may continue to temporarily shift priorities and delay capital expenditures, and many of our customers have not been able to access their facilities, have not been performing elective surgeries and have been sending patients home sooner than they otherwise would, all of which have reduced and may continue to reduce their need for our products and impact their decisions as to leasing or acquiring our products. It also remains more challenging for us to drive growth when our sales teams cannot visit rehabilitation facilities and demonstrate our products in person and given difficulties in presenting new data to the public and attending professional conferences.
We are also subject to other risks applicable to businesses operating in the current environment. For example, our business insurance may not provide coverage against economic loss or claims specifically tied to COVID-19. A greater number of our employees are working remotely, which exposes us to a greater risk of cybersecurity breaches. The COVID-19 outbreak may also adversely impact our ability to make requisite filings under federal securities laws on a routine and timely basis. In addition, any deterioration in economic conditions due to the COVID-19 pandemic or any related market volatility may impact our ability to access the capital markets or ability to obtain financing on favorable terms or at all, which may affect our liquidity. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact business and the economy is uncertain. Accordingly, consequences stemming from the ongoing COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we or our third-party manufacturers are unable to produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our business could be negatively impacted.
In order to reduce manufacturing costs, we intend to transition a significant amount of our manufacturing processes to third parties. Reliance on third parties to manufacture our products presents significant risks to us, including the potential that manufacturing costs may be higher than if we had kept manufacturing in house, as well as risks of reduced control over delivery schedules and product reliability, manufacturing deviations from internal and regulatory specifications, failure of a manufacturer to perform its obligations to us for technical, market or other reasons, misappropriation of our intellectual property, and other risks in meeting schedules and satisfying requirements of our customers.
We have not entered into any long-term manufacturing or supply agreements for any of our products, and we may need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we can do so on favorable terms, if at all.
Our products have been produced in quantities, and on timelines, sufficient to meet commercial demand and for us to satisfy our delivery schedules. However, our dependence upon others for the production of a portion of our products, or for a portion of the manufacturing process, may adversely affect our ability to satisfy demand, as well as to develop and commercialize new products, on a timely and competitive basis. If manufacturing capacity is reduced or eliminated at one or more of our third-party manufacturers’ facilities, we could have difficulties fulfilling our customer orders, which could adversely affect customer relationships, and our net revenues and results of operations could decline.

Shortages in the materials used to manufacture our products, as well as reductions in manufacturer capacity, could impact our future results.
Due to a variety of factors, including the COVID-19 pandemic, various materials we and the third-party manufacturers we rely on use to manufacture our products are currently, or may in the future, experience shortages and supply chain disruptions. For example, the global semiconductor industry has faced significant supply chain shortages and other disruptions as a result of increased demand, the inability of fabrication plants to produce sufficient quantities of chips to meet that demand, including as a result of government restrictions on staffing and facility operations in light of the COVID-19 pandemic, and other causes. Electronic components in general, battery cells, metals and plastics, all of which we use in our products, are also in shorter supply compared to prior periods, and we are also experiencing longer lead times for manufacturing services such as machining and tool making. These and other factors are also causing plant shutdowns, reductions in capacity, delays and increased costs with our third-party manufacturers. Numerous factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, may prolong or deepen these challenges. Our operating results may be negatively impacted if global supply chains of semiconductors and other important commodities in short supply do not normalize.

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
Our business currently depends in part on our activities in the EMEA, APAC, and other foreign markets. Our international activities are subject to a number of risks inherent in selling and operating abroad, including failure of local laws to provide the same degree of protection against infringement of our intellectual property rights; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; the expense of establishing facilities and operations in new foreign markets; building an organization capable of supporting geographically dispersed operations; challenges caused by distance, language and cultural differences; challenges caused by differences in legal regulations, markets, and customer preferences, which may limit our ability to adapt our products or succeed in other regions; multiple, conflicting, and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, exchange controls and tariff and other trade barriers; foreign tax consequences; fluctuations in currency exchange rates and foreign currency translation adjustments; foreign exchange controls that might prevent us from repatriating income earned outside the United States; imposition of public sector controls; differing payer reimbursement regimes, governmental payers or patient self-pay systems and price controls; political, economic and social instability; and restrictions on the export or import of technology.

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
Our success depends on our management team, and on our ability to hire, train, retain, and motivate employees.
Our success depends on our management team and on our ability to identify, hire, train and retain highly qualified managerial, technical and sales and marketing personnel. Any significant leadership change and accompanying senior management transition, such as the recent change in our president and chief executive officer, and the hiring of other new leaders in key roles, involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. In addition, as we introduce new products or services, we will need to hire additional personnel. Currently, competition for personnel with the required knowledge, skill and experiences is intense, particularly in the San Francisco Bay area, where we are headquartered, and we may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial, technical and sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

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
Natural disasters, terrorist activities, military conflict and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, a seismically active region. A natural disaster in any of our major markets in North America, EMEA, or APAC could have a material adverse impact on our operations, operating results and financial condition. Further, any unanticipated business disruption caused by Internet security threats, damage to global communication networks, supply chain disruptions, or otherwise could have a material adverse impact on our operating results.
Financial & Accounting Risks

We have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.
We have thus far been largely dependent on capital raised through the sale of equity securities in various public and private offerings, and we have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $9.8 million and $15.8 million for the years ended December 31, 2021 and 2020, respectively (with gains on revaluation of warrant liabilities from a decrease in our common stock purchase price resulting in a $4.0 million reduction to our net loss for 2021 and loss on revaluation of warrant liabilities from an increase in our common stock purchase price resulting in a $3.1 million increase to our net loss in 2020). As of December 31, 2021 and 2020, we had an accumulated deficit of $208.9 million and $199.1 million, respectively.
The operation of our business and our growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments. We believe we have sufficient resources to operate for the foreseeable future based upon our current cash resources, the recent rate of using cash for operations and investment, and assuming modest increases in current revenue offset by incremental increases in expenses related to increased sales and marketing and research and development, and a potential increase in subscription activity from our medical device business. However, unless we are able to generate significant revenues from sales and subscriptions of our products, we will not be able to achieve or maintain profitability in the near future or at all, and we will remain largely dependent on capital raised from past and future financings to implement our business plan, support our operations and service our debt obligations, which totaled $2.0 million as of January 31, 2022. Our lack of profitability may depress our stock price, and if we are unable to become profitable, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or to cease our operations entirely.

Our loan agreement imposes certain financial, and operational restrictions on us, limiting the discretion of our management in operating our business.

Our loan agreement with Pacific Western Bank, which we entered into in August 2020 (the "PWB Loan Agreement"), contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things incur additional debt, grant liens on assets, sell or acquire assets outside the ordinary course of business, pay dividends and make certain fundamental business changes. Our obligations are also secured by a security interest in all of our assets, exclusive of intellectual property. As a result, we may need to use our capital resources to repay the PWB Loan in order to undertake certain financing or strategic transactions.

Management will have broad discretion as to our use of capital resources.

As of December 31, 2021, we had $40.4 million in cash. Our management will have broad discretion in the application of these capital resources, including for working capital and other general corporate purposes, which may include repayment of debt, acquisitions and other business opportunities. The amounts and timing of our use of proceeds will vary depending on a number of factors, including the amount of cash generated or used by our operations, and the rate of growth, if any, of our business. In addition, while we have not entered into any agreements, commitments or understandings relating to any significant transaction as of the date of this Annual Report, we may use our cash on hand to pursue acquisitions of other businesses, products or technologies that are complementary to our business, joint ventures and licensing arrangements, and other strategic transactions and business opportunities. Our broad use of these funds may not always align with the focus of our investors, and the failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in a variety of capital preservation investments. These investments may not yield a favorable return to our securityholders.

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
Our long-term success largely depends on our ability to market technologically competitive products. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could have a material adverse impact on our competitive advantage and impair our business. Our issued patents may not be sufficient to protect our intellectual property and our patent applications may not result in issued patents. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner or may challenge the validity of our patents. Our attempts to prevent third parties from circumventing our intellectual property and other rights ultimately may be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain any of our patents that issue.
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
In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption applies. Both the PMA and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process may take anywhere from several months to over a year. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, PMA generally requires the performance of one or more clinical trials.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges in the future. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Most recently, under President Biden, the Department of Justice dropped support of two Supreme Court cases challenging the ACA in addition to a case before the U.S. Court of Appeals for the Fifth Circuit.
We cannot predict the impact that such actions against the ACA or other health care reform under the Biden administration will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) could adversely affect our business plan to introduce our products in the United States.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken.
Further, there has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products and the cost of prescription drugs to consumers and government healthcare programs, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United

States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a “Blueprint”, or plan, to reduce the cost of drugs. The current administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Additional changes may affect our business, including those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse enforcement, and expansion of new programs, such as Medicare payment for performance initiatives.
These initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for our product candidates or additional pricing pressures and may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
Finally, future elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the healthcare industry. The President and the executive branch of the federal government have a significant impact on the implementation of the provisions of the ACA, and the current or future administrations could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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
Sales of our EksoNR and EksoGT generally include a one-year warranty for parts and services in the U.S. and a two-year warranty in EMEA. We also generally provide customers with an option to purchase an extended warranty for up to an additional three years. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity. As we enhance our product and in an effort to build our brand and drive adoption, we have elected to incur increased service expenses related to an accelerated maintenance program, field corrections and the implementation of technological improvements developed subsequent to many of our units being placed into service, sometimes outside of its warranty and contractual obligations. Continuation of these activities could have a material adverse effect on our results of operations, cash flows and liquidity.

Risks Related to Ownership of Common Stock

You may be diluted from future issuances of our equity securities, including from compensatory equity awards, exercise of outstanding warrants, or issuances of securities in financing or strategic transactions, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions may cause dilution to our stockholders. For example, we may sell equity securities or issue securities exercisable or convertible into shares of our common stock in connection with strategic transactions or for financing purposes, including under an At The Market Offering Agreement we entered into in October 2020 with H.C. Wainwright & Co., LLC or our “shelf” registration statement on Form S-3 (File No. 333-239203) which was declared effective by the SEC on June 26, 2020. In 2021, we sold 77,594 shares of common stock under our “at the market offering” program for $0.8 million, leaving $6.7 million available for future offerings under our current prospectus for the offering. After giving effect to our public offering in February 2021, registered warrant transactions and potential sales under our prospectus for the “at the market offering” program, approximately $16.7 million of registered securities are available for issuance under our shelf registration statement. We have also registered all of the shares of common stock that we may issue pursuant to the exercise of 0.5 million stock options and settlement of 0.7 million restricted stock units outstanding as of December 31, 2021 and granted under our Amended and Restated 2014 Incentive Plan (the “Incentive Plan”), the 0.6 million shares reserved for future issuance under the Incentive Plan, and all of the 0.5 million shares of common stock that we may issue in the future under our Employee Stock Purchase Plan. You may also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Incentive Plan, and from the exercise of warrants, with respect to which as of February 24, 2022, 1.2 million were exercisable at a weighted average exercise price of $8.06 per share. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

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
During the period from our initial listing on Nasdaq on August 9, 2016 through December 31, 2021, the closing price of our common stock fluctuated from a high of $93.15 per share to a low of $2.54 per share (on a split-adjusted basis), and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as our ability to grow our revenue and customer base; the announcement of new products or product enhancements by us or our competitors; developments concerning regulatory oversight and approvals; variations in our and our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts; successes or challenges in our collaborative arrangements or alternative funding sources; developments in the rehabilitation and industrial robotics markets; the results of product liability or intellectual property lawsuits; future issuances of common stock or other securities; the addition or departure of key personnel; announcements by us or our competitors of acquisitions, investments or strategic alliances; and general market conditions and other factors, including factors unrelated to our operating performance.

Trading of our common stock is limited, which may affect our stock price.
Trading of our common stock is currently conducted on Nasdaq. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and low coverage by research analysts and the media, if at all. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. Additionally, sales by stockholders of substantial amounts of our shares of common stock, the issuance of new shares of common stock by us or the perception that these sales may occur in the future could materially and adversely affect the market price of our common stock, and you may lose all or a portion of your investment in our common stock.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been traded on the Nasdaq Capital Market under the symbol “EKSO” since August 9, 2016. Prior to August 9, 2016, our common stock was eligible for quotation and traded on the OTC Market. The quotation of our common stock on the OTC market began on or about January 16, 2014. The closing price of EKSO stock as of February 18, 2022 was $2.40.

As of February 18, 2022, we had approximately 179 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. We believe that the actual number of stockholders is greater than the number of holders of record.

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

Item 6.         RESERVED

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

On March 24, 2020, we effected a one-for-fifteen reverse stock split, or the Reverse Stock Split, reducing the number of our common shares outstanding on that date from 87.4 million shares to approximately 5.8 million shares. Additionally, the exercise price and number of all outstanding options and warrants, and the number of shares reserved for future issuance pursuant to our equity compensation plan were all adjusted proportionately. All such amounts and per share amounts presented herein have been adjusted retroactively to reflect these changes. The number of the Company’s authorized shares were not proportionately reduced in the Reverse Stock Split and remain at 141,428,571 shares.

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

Business

We design, develop, and market exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied persons and persons with physical disabilities. We have sold or leased devices that (i) enable individuals with neurological conditions affecting gait, including ABI and SCI, to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

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

Our leading product in EksoHealth, the EksoNR, is a robotic exoskeleton used to provide physical therapy for patients with lower extremity impairment. EksoNR, which in 2019 superseded our EksoGT product in this segment, includes unique features designed specifically to assist physical therapists and other clinicians to teach patients to walk again after suffering a neurological impairment. Typical conditions that can be treated with the assistance of EksoNR include ABIs, such as stroke and traumatic brain injuries, as well as SCIs and others. The benefits of using EksoNR for rehabilitation can include earlier mobilization of patients, longer and more intense rehab sessions, and better quality of sessions compared to alternative therapies. The product is most typically used in a clinical setting, with the most common among those being inpatient rehab facilities and stroke centers.

EksoUE is a wearable upper body exoskeleton that is also used as a tool during rehabilitation. EksoUE is designed to assist patients with a broad range of upper extremity impairments and aims to provide them with a wider active range of motion and increased endurance for rehabilitation sessions of higher intensity.

EksoWorks

EksoWorks is our business unit focused on developing, marketing, and selling exoskeletons and other assistive tools for industrial applications. The target users for these devices are generally able-bodied, and as such the goal of these products is to reduce fatigue for workers. The benefits of fatigue reduction can include reduced rates of injuries, higher productivity, higher worker morale, and lower turnover. Currently, we primarily sell these products directly to companies that deploy them for use in their operations.

Within EksoWorks we have two main categories of products. Our wearable exoskeleton products include EksoVest and the new EVO, both of which support the weight of a worker’s arms and tools, reducing the fatigue associated with working at or above shoulder height for extended periods. These products are currently targeted at end markets in aerospace, automotive, manufacturing, and specific construction trades.

EksoZeroG is a tool holder that can mount on an aerial lift platform or scaffolding. This effectively reduces the weight of heavy tools as felt by the operator. EksoZeroG has been sold primarily through rental companies into the construction market.

Operational Highlights
•In 2021, we booked a total of 80 EksoNR units.
•We recorded annual gross margins of approximately 60% in 2021, compared to 57% in 2020.
2021 Financing Activities
•In February 2021, we sold 3,902,440 shares of our common stock at a public offering price of $10.25 per share and received net proceeds of $36.5 million from the underwritten public offering. Pursuant to the underwriting agreement, we issued warrants to purchase up to 273,170 shares of our common stock at an exercise price of $12.81 to the underwriters.
•In June 2021, our Forgiveness Application of the PPP loan was approved in full and we recorded a gain of the forgiveness of the loan and accrued interest of $1.1 million.
•During the year ended December 31, 2021, we received $1.4 million in proceeds from the exercise of warrants and $0.8 million from sales of common stock under our "at the market offering" program.

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant stroke, ABI, and SCI populations, the imperatives among construction and manufacturing companies to drive adoption of improved safety and health practices, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including growing supply chain issues amidst an increasingly inflationary environment, could lead to increased price-based competition. In particular, the effects of such increasing price-based competition may have an especially significant impact on certain products that we offer, including the EksoNR, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. Furthermore, our business includes operations in the Americas, EMEA and APAC, so we are affected by demand for our products in those regions, as well as the strengthening or weakening of local currencies relative to the U.S. Dollar.

The COVID-19 pandemic and related public health measures have also materially affected how we and our customers are operating our businesses, and have materially affected our operating results, as demand for our exoskeleton products decreased as many inpatient rehabilitation facilities temporarily shifted priorities and delayed capital expenditures. While the duration and extent to which this will impact our future results remain uncertain, we have seen certain recovery in the demand for our exoskeleton products following the gradual reopening and recovery of the broader global economy, and we believe the clinical need for our products has not diminished, as evidenced by clinical data showing the increased prevalence of strokes during the pandemic. With continued high levels of new daily cases of COVID-19 in the United States, combined with concerns about the emergence of new, more infectious variants of the coronavirus, we continue to engage with our current and prospective customers through video conferencing, virtual training events and online education demos to offer our support and showcase the value of our Ekso devices. Further, now that our clinical team is fully vaccinated and are active onsite at U.S. rehab centers, we expect to see an uptick in live in-person interactions going forward. Although market uncertainties related to the pandemic make it difficult for us to project the full impact on our business and customers, we believe that we are well-positioned to serve our customers when business conditions begin to normalize.

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

Refer to Note 2. Summary of Significant Accounting Policies and Estimates in our Notes to the Consolidated Financial Statements for critical accounting policies, estimates and judgements.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020 (dollars in thousands):

	Years ended December 31,
	2021	2020	Change	% Change

Revenue	$11,246	$8,882	$2,364	27%
Cost of revenue	4,497	3,812	685	18%
Gross profit	6,749	5,070	1,679	33%
Gross profit %	60%	57%

Operating expenses:
Sales and marketing	7,305	7,752	(447)	(6)%
Research and development	2,748	2,474	274	11%
General and administrative	10,524	7,702	2,822	37%
Impairment of goodwill	—	189	(189)	nm(1)
Restructuring	—	244	(244)	nm(1)
Total operating expenses	20,577	18,361	2,216	12%

Loss from operations	(13,828)	(13,291)	(537)	4%

Other (expense) income, net:
Interest expense	(113)	(139)	26	(19)%
Warrant issuance expense	—	(329)	329	(100)%
Gain (loss) on revaluation of warrant liabilities	3,962	(3,056)	7,018	nm(1)
Gain on forgiveness of note payable	1,099	—	1,099	nm(1)
Other (expense) income, net	(884)	990	(1,874)	nm(1)
Total other income (expense), net	4,064	(2,534)	6,598	(260)%

Net loss	$(9,764)	$(15,825)	$6,061	(38)%
(1) Not meaningful

Revenue

Revenue increased $2.4 million, or 27%, for the year ended December 31, 2021, compared to the same period of 2020. This increase was comprised of a $1.7 million increase in EksoHealth revenue and a $0.7 million increase in EksoWorks primarily due to an increase in the volume of device sales driven by business conditions normalizing from the impact of the COVID-19 pandemic.

Gross Profit

Gross profit increased $1.7 million, or 33%, for the year ended December 31, 2021, compared to the same period of 2020, primarily attributable to an increased volume of device sales and a reduction in EksoWorks cost of sales.

Gross margin was approximately 60% for the year ended December 31, 2021, compared to a gross margin of 57% for the same period in 2020. Gross margins increased primarily due to improved EksoWorks margins driven by lower production costs of the EVO vest compared to the previous generation vest and the reduction of collaborative arrangements in overall revenue composition.

Operating Expenses

Sales and marketing expenses decreased $0.4 million, or 6%, for the year ended December 31, 2021, compared to the same period of 2020, primarily due to a decrease in employee headcount as a result of a reduction in force in May of 2020.

Research and development expenses increased $0.3 million, or 11%, for the year ended December 31, 2021, compared to the same period of 2020, primarily due to increased employee discretionary compensation costs.

General and administrative expenses increased $2.8 million, or 37%, for the year ended December 31, 2021, compared to the same period of 2020, primarily due to an increase in business development costs and increased employee compensation from higher headcount.

Goodwill impairment charge of $0.2 million was recorded in the year ended December 31, 2020, reducing the goodwill balance to zero. No goodwill impairment charge was recorded in 2021.

Restructuring expense of $0.2 million was recorded in the year ended December 31, 2020, and related to the completion of a restructuring plan in May of 2020. The restructuring expense consisted of employee severance payments. There was no comparable amount in 2021.

Other (Expense) Income, Net

Interest expense decreased 19% for the year ended December 31, 2021, compared to the same period of 2020, primarily due to lower effective interest rates and outstanding principal balances on our term loans.

Gain on revaluation of warrant liabilities of $4.0 million for the year ended December 31, 2021, was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Loss on revaluation of warrant liabilities of $3.1 million for the year ended December 31, 2020, was related to warrants issued in 2015, 2019 and 2020. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Gain on forgiveness of note payable of $1.1 million for the year ended December 31, 2021, was recorded as a result of the PPP loan forgiveness approval we received from our lender and the SBA in June 2021. There was no comparable amount for the same period of 2020.

Warrant issuance expense of $0.3 million for the year ended December 31, 2020, was recorded in connection with our private placement offerings of warrants to purchase common stock concurrently with a registered direct offering of our common stock in June 2020. We incurred $1.1 million in direct financing costs, which were allocated on a relative fair value basis between the common stock and warrant issuances, of which $0.3 million was allocated to warrants and expensed immediately. There was no comparable amount in 2021.

Other expense, net was $0.9 million for the year ended December 31, 2021, compared to other income, net of $1.0 million for the same period of 2020, due to unrealized gains and losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of $40.9 million, compared to working capital of $13.4 million as of December 31, 2020. The increase in working capital is primarily due to higher cash balance from equity financings, warrants exercises, and the reduction of notes payable, current as a result of retiring our WAB Term Loan. Our cash as of December 31, 2021 consisted of bank deposits with third party financial institutions.  As of December 31, 2021, of our $40.4 million of cash, $40.2 million was held domestically while $0.2 million was held by our foreign subsidiaries.

As of December 31, 2021, we had an accumulated deficit of $208.9 million and cash on hand of $40.4 million. Largely as a result of significant research and development activities related to our advanced technology and commercialization of such technology into our medical device business, we have incurred significant operating losses and negative cash flows from operations since inception. We have incurred net losses of $9.8 million and $15.8 million for the years ended December 31, 2021 and 2020, respectively. In the year ended December 31, 2021, we used $11.2 million of cash in our operations.

As described in Note 9 in the notes to our consolidated financial statements under the caption Notes Payable, net, borrowings under our secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of December 31, 2021, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of December 31, 2021 is estimated to be $38.4 million. With this unrestricted cash balance, we believe that we currently have sufficient cash to fund our operations beyond the look-forward period of one year from the issuance of these consolidated financial statements.

Cash

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2021	2020
Cash, beginning of year	$12,862	$10,872
Net cash used in operating activities	(11,156)	(8,755)
Net cash used in investing activities	(59)	—
Net cash provided by financing activities	38,712	10,704
Effect of exchange rate changes on cash	47	41
Cash, end of year	$40,406	$12,862

Net Cash Used in Operating Activities

Net cash used in operations increased $2.4 million, or 27%, for the year ended December 31, 2021, compared to the same period of 2020, primarily due to increased employee compensation related to higher headcount, increased inventory purchases, and higher business development costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.7 million for the year ended December 31, 2021, was from the sale of common stock and warrants for net proceeds of $36.5 million in connection with the equity financing, net proceeds of $0.8 million from our “at the market offering” program, and proceeds of $1.4 million from the exercise of warrants.

Net cash provided by financing activities of $10.7 million for the year ended December 31, 2020, was from the sale of our common stock for net proceeds of $7.1 million in connection with the equity financing in June 2020, proceeds of $1.1 million from our PPP loan, and proceeds of $3.3 million from the exercise of June 2020 Warrants and May 2019 Warrants, partially offset by aggregate principal payments of $1.3 million against our term loan and the $1.5 million payoff of our loan with Western Alliance Bank.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2021 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years	After 5 Years
Term loan	$2,173	$90	$2,083	$—	$—
Facility operating leases	233	233	—	—	—
Purchase obligations	1,446	1,446	—	—	—
Total	$3,852	$1,769	$2,083	$—	$—

Refer to Note 15. Commitments and Contingencies in our Notes to the Consolidated Financial Statements for additional information regarding our contractual obligations and commitments.

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

We generate a portion of our revenue and collect receivables in foreign currencies outside of the U.S. and, as such, we have foreign currency exposure. Currently, we sell our products mainly in United States dollars, Euros, and Singapore dollars although we may in the future transact business in other currencies. Future fluctuations in the foreign exchange rates of these currencies can result in foreign exchange gains and losses which may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2021, sales denominated in foreign currencies were approximately 39% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.4 million decrease to revenues for 2021.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our term loan. The variable interest rate related to our long-term debt is charged at the greater of 0.50% above the variable rate of interest announced by the lender as its “prime rate” then in effect or 4.50%. A hypothetical 10% change in the lender's prime rate would have an immaterial impact on our annualized interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Ekso Bionics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ekso Bionics Holdings, Inc. (the “Company”) as of December 31, 2021, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on February 25, 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Revenue Recognition

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers may contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis and revenue is recognized when the distinct performance obligation is satisfied. For example, device revenue is recognized at the point in time that the customer takes control of the device, generally upon shipment, and subscription and service revenues are recognized over time as the services are performed.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2010.

San Francisco, California
February 24, 2022

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ekso Bionics Holdings, Inc.
Richmond, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ekso Bionics Holdings, Inc. as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ OUM & CO. LLP

We served as the Company's auditor since 2010.

San Francisco, California
February 25, 2021

PCAOB ID Number 252

Ekso Bionics Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$40,406	$12,862
Accounts receivable, net of allowances of $28 and $42, respectively	4,662	3,224
Inventories	2,242	1,978
Prepaid expenses and other current assets	485	356
Total current assets	47,795	18,420
Property and equipment, net	991	1,172
Right-of-use assets	216	685
Other assets	164	320
Total assets	$49,166	$20,597

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,107	$1,501
Accrued liabilities	2,299	1,429
Deferred revenues, current	1,220	1,496
Lease liabilities, current	229	548
Total current liabilities	6,855	4,974
Deferred revenues	1,475	1,806
Notes payable, net	1,993	3,075
Lease liabilities	—	233
Warrant liabilities	1,550	6,037
Other non-current liabilities	74	38
Total liabilities	11,947	16,163
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 12,693 and 8,349 shares issued and outstanding at December 31, 2021 and 2020, respectively	13	8
Additional paid-in capital	246,090	204,376
Accumulated other comprehensive loss	(17)	(847)
Accumulated deficit	(208,867)	(199,103)
Total stockholders' equity	37,219	4,434
Total liabilities and stockholders' equity	$49,166	$20,597

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years ended December 31,
	2021	2020
Revenue	$11,246	$8,882
Cost of revenue	4,497	3,812
Gross profit	6,749	5,070

Operating expenses:
Sales and marketing	7,305	7,752
Research and development	2,748	2,474
General and administrative	10,524	7,702
Impairment of goodwill	—	189
Restructuring	—	244
Total operating expenses	20,577	18,361

Loss from operations	(13,828)	(13,291)

Other (expense) income, net:
Interest expense	(113)	(139)
Warrant issuance expense	—	(329)
Gain (loss) on revaluation of warrant liabilities	3,962	(3,056)
Gain on forgiveness of note payable	1,099	—
Other (expense) income, net	(884)	990
Total other income (expense), net	4,064	(2,534)

Net loss	(9,764)	(15,825)
Foreign currency translation adjustments	830	(897)
Comprehensive loss	$(8,934)	$(16,722)

Basic net loss per share applicable to common shareholders	$(0.80)	$(2.21)
Diluted net loss per share applicable to common shareholders	$(0.88)	$(2.21)
Weighted average number of shares outstanding, basic	12,193	7,164
Weighted average number of shares outstanding, diluted	12,269	7,164

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	5,795	$6	$190,019	$50	$(183,278)	$6,797
Net loss	—	—	—	—	—	—	(15,825)	(15,825)
Issuance of common stock under:
Equity financing, net	—	—	1,748	2	7,080	—	—	7,082
Equity incentive plan	—	—	35	—	—	—	—	—
Exercise of warrants	—	—	723	—	7,310	—	—	7,310
Matching contribution to 401(k) plan	—	—	26	—	155	—	—	155
In lieu of cash compensation	—	—	9	—	50	—	—	50
Shares issued as a result of rounding due to reverse-stock split	—	—	13	—	—	—	—	—
Issuance of warrants	—	—	—	—	(2,322)	—	—	(2,322)
Stock-based compensation	—	—	—	—	2,084	—	—	2,084
Foreign currency translation adjustments	—	—	—	—	—	(897)	—	(897)
Balance at December 31, 2020	—	$—	8,349	$8	$204,376	$(847)	$(199,103)	$4,434
Net loss	—	—	—	—	—	—	(9,764)	(9,764)
Issuance of common stock under:
Equity financing, net	—	—	3,980	4	35,356	—	—	35,360
Equity incentive plan	—	—	38	—	—	—	—	—
Exercise of warrants	—	—	300	1	3,877	—	—	3,878
Matching contribution to 401(k) plan	—	—	26	—	152	—	—	152
Stock-based compensation	—	—	—	—	2,329	—	—	2,329
Foreign currency translation adjustments	—	—	—	—	—	830	—	830
Balance at December 31, 2021	—	$—	12,693	$13	$246,090	$(17)	$(208,867)	$37,219

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Years ended December 31,
	2021	2020
Operating activities
Net loss	$(9,764)	$(15,825)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	561	620
Changes in allowance for doubtful accounts	75	65
Gain on forgiveness of note payable	(1,099)	—
Loss on impairment of goodwill	—	189
Common stock contribution to 401(k) plan	171	169
Stock-based compensation expense	2,329	2,410
Finance cost attributable to issuance of warrants	—	329
(Gain) loss on revaluation of warrant liabilities	(3,962)	3,056
Other adjustments	134	56
Unrealized loss (gain) on foreign currency transactions	867	(947)
Changes in operating assets and liabilities:
Accounts receivable	(1,624)	1,754
Inventories	(752)	379
Prepaid expense, right-of-use assets, and other assets current and noncurrent expenses	481	247
Accounts payable	1,612	(402)
Accrued, lease and other noncurrent liabilities	379	(876)
Deferred revenues	(564)	21
Net cash used in operating activities	(11,156)	(8,755)
Investing activities
Acquisition of property and equipment	(59)	—
Net cash used in investing activities	(59)	—
Financing activities
Proceeds from issuance of common stock and warrants, net	37,295	7,082
Principal payments on notes payable	—	(1,278)
Payment of remaining balance on long-term debt	—	(1,512)
Proceeds from exercise of common stock warrants	1,417	3,334
Proceeds from issuance of long-term debt, net of financing costs	—	3,078
Net cash provided by financing activities	38,712	10,704
Effect of exchange rate changes on cash	47	41
Net increase in cash	27,544	1,990
Cash at beginning of the year	12,862	10,872
Cash at end of the year	$40,406	$12,862

Supplemental disclosure of cash flow activities
Cash paid for interest	$104	$109
Cash paid for income taxes	$1	$6

Supplemental disclosure of non-cash activities
Reclassification of warrant liability to equity upon exercise of warrants	$2,461	$3,976

Share issuance for common stock contribution to 401(k) plan	$152	$155
Transfer of inventory to property and equipment	$434	$132
Share issuance in lieu of cash compensation	$—	$50
Fair value of warrants issued upon equity financing	$1,936	$—

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
1. Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops, and markets exoskeleton products to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be utilized both by able-bodied users and persons with physical disabilities. The Company has marketed devices that (i) enable individuals with neurological conditions affecting gait, including acquired brain injury (ABI) and spinal cord injury (SCI), to rehabilitate and to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

Unless otherwise indicated, all dollar and share amounts included in these notes to the consolidated financial statements are in thousands.

Liquidity and Capital Resources

As of December 31, 2021, the Company had an accumulated deficit of $208,867. Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the year ended December 31, 2021, the Company used $11,156 of cash in its operations. Cash on hand at December 31, 2021 was $40,406.

As described in Note 9, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of December 31, 2021, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of December 31, 2021 is approximately $38,406. With this unrestricted cash balance, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these consolidated financial statements.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, revenue recognition, deferred revenue, the valuation of warrants and employee stock options, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. Actual results could differ from those estimates.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Foreign Currency

The assets and liabilities of foreign subsidiaries and equity investments, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains and losses from the re-measurement of balances denominated in currencies other than the entities' functional currencies, are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss.

Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive loss presented on the consolidated balance sheets for the year ended December 31, 2021, is reflected in the table below net of tax:

Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(847)
Net unrealized gain on foreign currency translation	830
Balance at December 31, 2021	$(17)

Cash

The Company places its cash in the custody of financial institutions with high credit ratings. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents or investments in money market funds as of December 31, 2021 and 2020.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable during the years ended December 31, 2021 and 2020. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling contracts denominated in a foreign currency.

As of December 31, 2021, the Company had no customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable, as compared with two customers as of December 31, 2020 (13% and 10%, respectively).

The Company had no customers with sales of 10% or more of the Company’s total revenue for the years ended December 31, 2021 and 2020.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Inventories

Inventories are recorded at the lower of cost or net realizable value. Cost is computed using the standard cost method, which approximates actual cost on a first-in, first-out basis. Materials from vendors are received and recorded as raw materials. Once the raw materials are incorporated in the fabrication of the product, the related value of the component is recorded as work in progress ("WIP"). Direct and indirect labor and applicable overhead costs are also allocated and recorded to WIP inventory. Finished goods are comprised of completed products that are ready for customer shipment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over sales and forecasted demand. Excess and obsolete inventories identified, if any, are recorded as an inventory impairment charge within the consolidated statements of operations and comprehensive loss. The Company's estimate of write-downs for excess and obsolete inventory is based on a detailed analysis which includes on-hand inventory and purchase commitments in excess of forecasted demand.  Subsequent disposals of inventories are recorded as a reduction of inventory.

Inventories consisted of the following:

	December 31,
	2021	2020
Raw materials	$2,061	$1,724
Work in progress	145	18
Finished goods	36	236
Inventories	$2,242	$1,978

Leases

The Company records its leases in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items, such as initial direct costs paid or incentives received.

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

The Company recorded restructuring expense of $244 for the year ended December 31, 2020 comprised of termination benefit costs. As of December 31, 2020, there was no accrued restructuring cost remaining on the Company’s consolidated balance sheets. There was no comparable restructuring expense incurred in the year ended December 31, 2021.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from the Company’s use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment were impaired as of December 31, 2021 and 2020. No impairment loss has been recognized in the years ended December 31, 2021 and 2020.

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

The Company previously maintained a goodwill balance as a result of a prior acquisition of intangible assets from Equipois, LLC in December 2015 consisting of mechanical balance and support arms technologies, including the rights to the EksoZeroG product.

During the third quarter of 2020, the Company had identified several indicators of potential impairment related to the goodwill recorded from the intangible asset acquisition from Equipois LLC, triggering an impairment assessment. At the time of the assessment, these indicators included declining sales, declining gross margins, and an overall uncertainty about the future of the EksoZeroG product line. As a result of this assessment, the Company recorded a loss on impairment of goodwill totaling $189, reducing the goodwill balance to zero as of December 31, 2020. In estimating the fair value, the Company utilized a discounted cash flow model, which is dependent on a number of assumptions, including forecasted revenues and profit margins.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Revenue Recognition

The Company records its revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which when capable of being distinct, are accounted for as separate performance obligations. Revenue recognition is evaluated based on the following five steps: (i) identification of the contract with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.
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

Stock-based Compensation

The Company measures stock-based compensation expense for stock options granted to employees and directors based on the estimated fair value of the award on the date of grant and recognizes the fair value on a straight-line basis over the requisite service periods of the awards. The Company determines the fair value of stock options on the date of grant using the Black-Scholes Model, which is affected by the Company’s stock price and assumptions regarding a number of highly complex and

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards, and actual and projected employee stock option exercise behaviors (expected term). Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the Company adopted the simplified method of estimating the expected term pursuant to SEC Staff Accounting Bulletin Topic 14. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.

The Company measures stock-based compensation expense for restricted stock units (“RSUs”) and performance stock units ("PSUs") made to employees and directors based on the Company’s closing stock price on the date of grant and recognizes the value on a straight-line basis over the requisite service periods of the awards.

The Company records compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For awards with performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The Company accounts for forfeitures as they occur.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update will be effective for the Company in the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2020-06 to be material on its consolidated financial statements.

3. Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
stock, adjusted to include conversion of certain stock options and warrants for common stock and release of common stock in connection with restricted stock units during the period, net of tax as follows:

	Years ended December 31,
	2021	2020
Numerator:

Net loss	$(9,764)	$(15,825)
Adjustment for gain on fair value of warrant liability	(1,029)	—
Adjusted net loss used for dilution calculation	$(10,793)	$(15,825)

Denominator
Weighted-average number of shares outstanding	12,193	7,164
Effect of potential dilutive shares	76	—
Dilutive weighted-average number of shares outstanding	12,269	7,164

Net loss per share
Basic	$(0.80)	$(2.21)
Diluted	$(0.88)	$(2.21)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years ended December 31,
	2021	2020
Options to purchase common stock	491	529
Restricted stock units	655	143
Warrants for common stock	920	1,325
Total common stock equivalents	2,066	1,997

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

In accordance with the above, during the year ended December 31, 2020, the Company recorded a $66 loss on investment in unconsolidated affiliate in the consolidated statements of operations and comprehensive loss related to the write-off of previously recorded direct costs related to establishing the China JV. There was no comparable loss incurred in the year ended December 31, 2021.

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2021
Liabilities
Warrant liabilities	$1,550	$—	$—	$1,550

December 31, 2020
Liabilities
Warrant liabilities	$6,037	$—	$—	$6,037

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended December 31, 2021, which were measured at fair value on a recurring basis:

Warrant Liability
Balance as of December 31, 2020	$6,037
Initial fair value of warrants in connection with 2021 financing	1,936
Gain on revaluation of warrants issued in 2021, June 2020, December 2019, and May 2019 equity financings	(3,962)
Reclassification of warrant liability to equity upon exercise of warrants	(2,461)
Balance as of December 31, 2021	$1,550

See Note 12 in the notes to consolidated financial statements under the caption Capitalization and Equity Structure – Warrants for a description of the warrants accounted for as a liability, including the method and inputs used to estimate their fair value.

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

Deferred revenue consisted of the following:

	December 31, 2021	December 31, 2020
Deferred extended maintenance and support	$2,349	$2,902
Deferred royalties	280	282
Deferred device and advances	66	118
Total deferred revenues	2,695	3,302
Less current portion	(1,220)	(1,496)
Deferred revenues, non-current	$1,475	$1,806

Deferred revenue activity consisted of the following for the year ended December 31, 2021:

Beginning balance	$3,302
Deferral of revenue	1,189
Recognition of deferred revenue	(1,796)
Ending balance	$2,695

At December 31, 2021, the Company’s deferred revenue was $2,695. The Company expects to recognize approximately $1,220 of the deferred revenue during 2022, $698 in 2023, and $777 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $1,218 related to its contracts for subscription units with its customers. These subscription contracts typically have 12-month terms and subscription income is recognized on a straight-line basis over the lease term.

As of December 31, 2021 and 2020, accounts receivable, net of allowance for doubtful accounts, were $4,662 and $3,224, respectively, and are included in current assets on the Company’s consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$6,428	$1,138	$7,566
Service and support	1,891	—	1,891
Subscriptions	723	254	977
Parts and other	578	104	682
Collaborative arrangements	130	—	130
	$9,750	$1,496	$11,246

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2020:

	EksoHealth	EksoWorks	Total
Device revenue	$5,012	$689	$5,701
Service and support	1,723	—	1,723
Subscriptions	782	55	837
Parts and other	294	72	366
Collaborative arrangements	255	—	255
	$8,066	$816	$8,882

7. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2021	2020
Company-owned fleet	2-4	$3,693	$3,326
Computer software	3-5	390	851
Leasehold improvement	5-10	631	631
Furniture, office and leased equipment	3-7	554	557
Machinery and equipment	3-7	289	291
Tools, molds, dies and jigs	3-5	96	96
Computers and peripherals	3-5	77	77
		5,730	5,829
Accumulated depreciation and amortization		(4,739)	(4,657)
Property and equipment, net		$991	$1,172

Depreciation expense of property and equipment, net totaled $561 and $620 for the years ended December 31, 2021 and 2020, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2021	2020
Salaries, benefits and related expenses	$2,015	$1,194
Device warranty	195	188
Other	89	47
Total	$2,299	$1,429

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in Europe, the Middle East, Africa (EMEA), and one or two years in the Asia Pacific (APAC) region. A liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. Specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the warranty liability is classified as a component of accrued liabilities, while the long-term portion of the warranty liability is classified as a component of other non-current liabilities in the consolidated balance sheets.

	Warranty
	2021	2020
Balance at beginning of the period	$226	$350
Additions for estimated future expense	304	219
Incurred costs	(260)	(343)
Balance at end of the period	$270	$226

Current portion	$195	$188
Long-term portion	75	38
Total	$270	$226

9. Notes payable, net

WAB and PWB Term Loans

WAB Term Loan

In December 2016, the Company entered into a loan agreement with Western Alliance Bank ("WAB loan") and received a loan in the principal amount of $7,000 that bore interest on the outstanding daily balance at a floating per annum rate equal to the 30-day U.S. LIBOR plus 5.41%. The Company was required to pay accrued interest on the WAB loan on the first day of each month through and including January 1, 2018. Commencing on February 1, 2018, the Company was required to make equal monthly payments of principal, together with accrued and unpaid interest maturing on January 1, 2021. On April 29, 2020 the Company entered into a second amendment to the December 2016 WAB loan agreement to defer principal payments for three months beginning in May 2020, with adjustments when the principal payments resumed on August 1, 2020. During the three-month deferral period the Company was required to make interest only payments. The Company paid off this loan in August 2020.

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of December 31, 2021. On December 31, 2021, with cash on hand of $40,406, the Company was compliant with this liquidity covenant and all other covenants.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 4.70% for the year ended December 31, 2021. The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the Company's notes payable totaled $113 and $139 for the years ended December 31, 2021 and 2020, respectively.

The following table presents scheduled principal payments of the Company's note payable as of December 31, 2021:

Period	Amount
2022	$—
2023	2,000
Total principal payments	2,000
Less debt discount and issuance cost	7
Note payable, net	$1,993

Current portion	$—
Long-term portion	1,993
Note payable, net	$1,993

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

The Company’s future lease payments as of December 31, 2021 are as follows, which are presented as lease liabilities on the Company’s consolidated balance sheets:

Period	Operating Leases
2022	$233
Total lease payments	233
Less: imputed interest	(4)
Present value of lease liabilities	$229

Lease liabilities, current	$229
Lease liabilities	—
Total lease liabilities	$229

Weighted-average remaining term (in years)	0.44
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $527 and $537, for the years ended December 31, 2021 and 2020, respectively.

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan, or the 401(k) Plan, in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. The Company makes matching contributions in the form of shares of the Company's common stock to the 401(k) Plan in an amount equal to 50% of employee contributions (up to the statutory limit), subsequent to year-end. The expense related to the contribution was $171 and $169 for the years ended December 31, 2021 and 2020, respectively.

12. Capitalization and Equity Structure

Reverse Stock Split

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

Summary

The Company’s authorized capital stock at December 31, 2021 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. The authorized capital was not reduced in connection with the Reverse Stock Split. At December 31, 2021, there were 12,693 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-239203) (the “Registration Statement”), which was declared effective by the SEC on June 26, 2020, and a related prospectus supplement filed with the SEC on October 9, 2020 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $7,500 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the year ended December 31, 2021, the Company sold 78 shares of common stock at an average price per share of $10.72 for proceeds of $791, net of commission and issuance costs, under the ATM Agreement. As of December 31, 2021, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

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

Warrants

Warrant shares outstanding as of December 31, 2021 and December 31, 2020 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2020	Issued	Expired	Exercised	December 31, 2021
2021 Warrants	$12.81	5	—	273	—	—	273
June 2020 Investor Warrants	$5.18	5.5	397	—	—	(270)	127
June 2020 Placement Agent Warrants	$5.64	5	122	—	—	(83)	39
December 2019 Warrants	$8.10	5	556	—	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	—	52
May 2019 Warrants	$3.52	3	198	—	—	(5)	193
			1,325	273	—	(358)	1,240

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
During the years ended December 31, 2021 and 2020, the Company received net proceeds of $1,417 and $1,436 from the exercise of 358 and 723 warrants and issued 300 and 723 shares of common stock, respectively, as a result of those exercises. The weighted average exercise price of the warrants outstanding as of December 31, 2021 was $8.06.
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

The 2021 Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the 2021 Warrants, the Company or any successor entity will, at the option of a holder of a 2021 Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s 2021 Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s 2021 Warrant within five trading days after the notice of exercise by the holder of the put option. Because of this put option provision, the 2021 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	December 31, 2021	February 11, 2021
Current share price	$2.65	$9.61
Conversion price	$12.81	$12.81
Risk-free interest rate	1.13%	0.46%
Expected term (years)	4.11	5
Volatility of stock	98.3%	107.1%

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants. During the year ended December 31, 2021, 270 shares of the June 2020 Warrants were exercised.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	December 31, 2021	December 31, 2020
Current share price	$2.65	$6.13
Conversion price	$5.18	$5.18
Risk-free interest rate	1.11%	0.35%
Expected term (years)	3.94	4.94
Volatility of stock	103.9%	105.3%

June 2020 Placement Agent Warrants

In June 2020, the Company issued the June 2020 Placement Agent Warrants, exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025. During the year ended December 31, 2021, 83 shares of the June 2020 Placement Agent Warrants were exercised.

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	December 31, 2021	December 31, 2020
Current share price	$2.65	$6.13
Conversion price	$5.64	$5.64
Risk-free interest rate	1.03%	0.31%
Expected term (years)	3.44	4.44
Volatility of stock	100.0%	106.8%

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering") the Company issued warrants (the "December 2019 Warrants") to purchase 556 shares of common stock. The December 2019 Warrants are currently

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
exercisable and have an exercise price of $8.10 per share, and will expire five years from the date they initially became exercisable, or on June 21, 2025.

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

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	December 31, 2021	December 31, 2020
Current share price	$2.65	$6.13
Conversion price	$8.10	$8.10
Risk-free interest rate	1.04%	0.31%
Expected term (years)	3.47	4.47
Volatility of stock	99.7%	107.9%

December 2019 Placement Agent Warrants

In December 2019, in connection with the December 2019 Offering, the Company issued warrants to purchase 556 shares of the Company’s common stock to the placement agent for such offering (the "December 2019 Placement Agent Warrants"). The December 2019 Placement Agent Warrants have substantially the same form as the December 2019 Warrants, except that they have an exercise price per share equal to $8.10, subject to adjustment in certain circumstances, and will expire on December 18, 2025.

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	December 31, 2021	December 31, 2020
Current share price	$2.65	$6.13
Conversion price	$8.44	$8.44
Risk-free interest rate	0.96%	0.26%
Expected term (years)	2.97	3.97
Volatility of stock	102.9%	109.4%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants) occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable and have a current exercise price of $3.52 per share, and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the year ended December 31, 2021, 5 shares of the May 2019 warrants were exercised.

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

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the May 2019 Warrants:

	December 31, 2021	December 31, 2020
Current share price	$2.65	$6.13
Conversion price	$3.52	$3.52
Risk-free interest rate	0.83%	0.21%
Expected term (years)	2.40	3.40
Volatility of stock	109.1%	107.2%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

13. Stock-based Compensation

2014 Equity Incentive Plan

In 2014, prior to the Merger, the Board of Directors and a majority of the stockholders adopted the 2014 Equity Incentive Plan, or the 2014 Plan, allowing for the issuance of 137 shares of common stock. The 2014 Plan has since been amended and restated with approval by the stockholders to increase the maximum number of shares issuable, as shown in the table below:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Original share pool	137
2015 increase	111
June 2017 increase	67
December 2017 increase (ratified in June 2018)	293
2019 increase	233
March 2020 increase	333
December 2020 increase	800
Total share authorized for grant as of December 31, 2021	1,974

As of December 31, 2021, the total shares authorized for grant under the 2014 Plan was 1,974, of which 587 were available for future grants.

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

Shares available for future grant under the 2014 Plan was as follows:

Shares Available For Grant
Available as of December 31, 2020	1,113
Granted	(620)
Forfeited	71
Expired	23
Available as of December 31, 2021	587

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

A summary of the stock option activity during the year ended December 31, 2021 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	529	$31.62
Forfeited	(15)	$8.65
Expired	(23)	$27.01
Outstanding at end of year	491	$32.53	6.41	$—
Vested and expected to vest	491	$32.53	6.41	$—
Exercisable at year end	405	$36.41	6.16	$—

No stock options were exercised during the years ended December 31, 2021 and 2020.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
As no stock options were granted during the year ended December 31, 2021, there was no related weighted-average grant date fair value. The weighted-average grant date fair value of stock options granted for the year ended December 31, 2020 was $4.42. The total grant date fair value of stock option vested during the years ended December 31, 2021 and 2020 was $1,194 and $1,900, respectively.

As of December 31, 2021, total unrecognized compensation cost related to unvested stock options was $936. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.3 years.

The following table summarizes information about stock options outstanding as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$5.55 - $9.15	187	7.9	$7.84	127	$7.34
$16.95 - $27.30	139	6.7	$24.12	120	$24.35
$27.45 - $54.15	93	6.2	$35.49	85	$35.48
$56.70 - $229.95	72	2.7	$108.36	72	$108.36
	491	6.4	$32.53	405	$36.41

The Company recognizes compensation expense using the straight-line method over the requisite service period. The share fair value of each stock option was determined on the date of grant using the Black-Scholes Model under the following assumptions:

Years Ended December 31,
	2021	2020
Dividend yield	N/A	—
Risk-free interest rate	N/A	1.44% - 1.7%
Expected term (in years)	N/A	5.27 - 6.08
Volatility	N/A	100%-102%
N/A - No stock options were granted during the year ended December 31, 2021.

Restricted Stock Units

The Company issues time-based RSUs and PSUs to employees and non-employee service providers. Each RSU and PSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. PSUs vest upon achievement of performance targets based on the Company's annual operating plan. The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the year ended December 31, 2021 is summarized below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested as of January 1, 2021	143	$6.21
Granted	620	$5.70
Vested	(52)	$6.25
Forfeited	(56)	$7.69
Unvested as of December 31, 2021	655	$5.63

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The total grant-date fair value of RSUs and PSUs that vested during the year ended December 31, 2021 was $218. As of December 31, 2021, $2,790 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 2.12 years.

Compensation Expense

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense related to stock options, RSUs and PSUs granted to employees and non-employees was as follows:

	Years Ended December 31,
	2021	2020
Sales and marketing	$450	$476
Research and development	270	293
General and administrative	1,609	1,641
	$2,329	$2,410

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, or ESPP. Under the ESPP, the Company has 500 shares of common stock reserved for issuance, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2021, the Company had not initiated employee enrollment to the plan.

14. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Domestic	$(9,069)	$(14,954)
Foreign	(695)	(871)
Loss before income taxes	$(9,764)	$(15,825)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2021 and 2020 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through Germany and Singapore for which taxes were included in other expense, net for the years ended December 31, 2021 and 2020 and determined to be immaterial and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2021 and 2020 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Federal tax at statutory rate	21.0%	21.0%
State tax, net of federal tax effect	—	—
R&D credit	0.4	—
Change in valuation allowance	(31.3)	(16.6)
Unrealized gain on warrant	8.5	(4.5)
PPP Loan Forgiveness	2.4	—
Other	(1.9)	0.6
Foreign exchange	0.9	(0.5)
Total tax expense (benefit)	—%	—%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Depreciation and other	$257	$235
Net operating loss carryforwards	47,579	43,241
Research and development tax credits	1,899	1,837
Accruals and reserves	395	380
Deferred revenue	377	401
Stock compensation expense	2,763	2,547
Lease assets	30	110
Other	20	37

Deferred tax liabilities:
Lease liabilities	(28)	(88)
Prepaid expenses	(32)	(27)
Less: Valuation allowance	(53,260)	(48,673)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $4,587 and $3,192 in the years ended December 31, 2021 and December 31, 2020, respectively.

For tax years beginning after December 31, 2018, the Global Intangible Low-taxed Income ("GILTI") took effect. Due to the aggregated losses of the foreign subsidiaries, there was no GILTI inclusion for the years ended December 31, 2021 and December 31, 2020.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). On December 21, 2020, The U.S. Congress passed the Consolidation Appropriations Act, 2021 (the CAA Act). The Company evaluated the provisions of the CARES Act and CCA Act and determined that it did not result in a significant impact on its tax provision.

On June 29, 2020 California Assembly Bill 85 (AB 85) was signed into law, which suspended the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. However,

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
on February 9, 2022 California Senate Bill 113 (SB 113) was signed into law and removed the limitation on the net operating losses and credits for the 2022 year and allows, after taxable years beginning on or after January 1, 2022, the ability to utilize net operating losses and credits. These recent changes in the suspension of net operating losses and the restriction of research tax credits did not result in a significant impact on the value of the Company's deferred tax assets.

As of December 31, 2021 the Company had federal net operating loss carryforwards of $176,926. The federal net operating loss carryforwards of $120,792 generated before January 1, 2018 will begin to expire in 2027, and $56,134 will carryforward indefinitely but are subject to the 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of $1,997 that will expire beginning in 2031, if not utilized.

As of December 31, 2021, the Company had state net operating loss carryforwards of $114,741, which will begin to expire in 2028. The Company also had state research and development tax credit carryforwards of $677, which have no expiration.

As of December 31, 2021, the Company had foreign net operating loss carryforwards of $10,350. The foreign net operating loss carryforwards do not expire.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020, were as follows:

	Years Ended December 31,
	2021	2020
Beginning balances as of January 1, 2021 and 2020	$645	$637
Increase of unrecognized tax benefits taken in prior years	1	1
Increase of unrecognized tax benefits related to current year	22	7
Ending balances as of January 1, 2021 and 2020	$668	$645

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2021. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, Germany, and Singapore. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2021 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2016 to 2021 tax years will remain open for examination by the German tax authority for four years from the end of the year in which the applicable return was filed. The Company’s 2018 to 2021 tax years will remain open for examination by the Singapore tax authority for four years from the date of the applicable assessment.

15. Commitments and Contingencies

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which grants the Company an exclusive license with respect to the technology and patent rights for certain fields of use, the Company is required to pay the developer a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement.

The Company entered into a research and development collaboration agreement in December 2021 with a party that develops technologies having utility in robotic exoskeletons from research and development activities associated with a specific set of government funded research projects. Commencing in January 2022, the Company will assist with research and development activities in exchange for access to a worldwide, royalty free, transferable, sublicensable, exclusive license to design and market products that use or incorporate the jointly-developed technology within Ekso’s target market segments.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1,446 as of December 31, 2021, which is expected to be paid within a year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Due to a variety of factors, including the COVID-19 pandemic, various materials the Company used to manufacture its products are currently experiencing shortages and supply chain disruptions. Electronic components in general, semiconductor chips, battery cells, metals and plastics, all of which are used in the Company's products, are also in shorter supply compared to prior periods, and the Company is also experiencing longer lead times for manufacturing services such as machining and tool making. Numerous factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, may prolong or deepen these challenges.

Other Contractual Obligations

The following table summarizes the Company's outstanding contractual obligations, including interest payments, as of December 31, 2021 and the effect those obligations are expected to have on its liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years
Term loans	$2,173	$90	$2,083	$—
Facility operating lease	233	233	—	—
Total	$2,406	$323	$2,083	$—

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

16. Segment Disclosures

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

Segment reporting information is as follows:

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	EksoHealth	EksoWorks	Total
Year ended December 31, 2021
Revenue	$9,750	$1,496	$11,246
Cost of revenue	3,746	751	4,497
Gross profit	$6,004	$745	$6,749

Year ended December 31, 2020
Revenue	$8,066	$816	$8,882
Cost of revenue	3,219	593	3,812
Gross profit	$4,847	$223	$5,070

Geographically, the regions the Company operates in are the Americas, EMEA, and APAC. Individual countries with revenue greater than 10% of total revenue are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Year ended December 31,
	2021	2020
United States	$6,451	$5,882
Other	127	79
Americas	6,578	5,961
Germany	1,327	884
Other	2,084	849
EMEA	3,411	1,733
APAC	1,257	1,188
	$11,246	$8,882

17. Subsequent Events

On January 21, 2022, the Company announced the resignation of Jack Peurach as President, Chief Executive Officer and member of the Board of Directors of the Company and from all other positions with the Company. In connection with his departure, the Company has agreed to pay $263 in severance over the 9-month period following Mr. Peurach’s separation plus an additional lump sum of $187 promptly following the effective date of his separation agreement. The Company also accelerated certain portions of Mr. Peurach’s RSUs that would have vested in the nine months following his separation.

On January 21, 2022, the Company also announced the appointment of Steven Sherman, Chairman of the Board of Directors, as Chief Executive Officer of the Company and Scott Davis as the President and Chief Operating Officer of the Company.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 15, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (“Withum”), acquired certain assets of OUM & Co. LLP (“OUM”), our independent registered public accounting firm (the “Transaction”). As a result of this Transaction, on July 15, 2021, OUM resigned as our independent registered public accounting firm. Concurrent with such resignation, we, with the approval of our Audit Committee, consented to the engagement of Withum as our new independent registered public accounting firm, effective July 15, 2021.

Prior to the Transaction, we did not consult with Withum regarding the application of accounting principles to any specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Withum on our financial statements, and Withum did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

OUM’s Report of Independent Registered Public Accounting Firm (the “Audit Report”) on our financial statements for the fiscal year ended December 31, 2020 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2020, and during the interim period from the end of the most recently completed fiscal year through July 15, 2021, the date of resignation, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with OUM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of OUM would have caused it to make reference to such disagreement in its reports. During the fiscal year ended December 31, 2020, and the subsequent interim period through July 15, 2021, there have been no “reportable events” (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our management believes that based on this criteria, as of December 31, 2021, our internal control over financial reporting is effective.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Shareholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of December 31, 2021.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2021.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Shareholders, under the heading “Ownership of our Common Stock,” to be filed with the SEC within 120 days of December 31, 2021.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2021.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2022 Annual Meeting of Shareholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2021.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2021)

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

10.1	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on April 30, 2019)

10.3	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5†	Form of Employee Restricted Stock Unit Award under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.6†	2017 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement on Schedule 14 filed on April 28, 2017)

10.7†	Jack Glenn Offer Letter dated July 24, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 13, 2018)

10.8†	Jack Glenn Employment Agreement effective August 13, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 13, 2018)

10.9†	Steven Sherman Offer Letter dated October 30, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2018)

10.10†	Steven Sherman Employment Agreement dated January 21, 2022 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 21, 2022)

10.11†	Jack Peurach Employment Agreement dated August 7, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.12†	Scott Davis Offer Letter dated February 22, 2021 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 21, 2022)

10.13†**	Jason Jones Offer Letter dated September 19, 2018 (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed February 27, 2020)

10.14†	William Shaw Offer Letter dated April 2, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2019)

10.15
Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.16
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

10.17**
Government Field Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.18**
Medical License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.26 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.19**
Cross License Agreement dated as of July 1, 2013 between Ekso Bionics and Lockheed Martin Corporation (incorporated by reference from Exhibit 10.27 to the Amendment No. 2 to the Registrations’ Current Report on Form 8-K filed March 31, 2014)

10.20†	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.21†	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.22
Securities Purchase Agreement dated December 23, 2015, between Ekso Bionics Holdings, Inc. and each purchaser thereto (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 24, 2015)

10.23	Form of Amendment to Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2016)

10.24	Form of Amendment to Purchase Agreement (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2019)

10.25	Form of Waiver of Subsequent Equity Sale Prohibition (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2018)

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

10.28	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

10.29
Lease, dated November 29, 2011, between FPOC, LLC and Berkeley Bionics, Inc dba Ekso Bionics (incorporated by reference from Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.30
First Amendment to Lease Agreement, dated March 28, 2012, between FPOC LLC and Berkeley Bionics, Inc. DBA Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed February 27, 2020)

10.31
Second Amendment to Lease Agreement dated November 5, 2016, between FPOC, LLC and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.32
Third Amendment to Lease Agreement dated June 16, 2020 between FPOC, LLC and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed February 25, 2021)

10.33
Second Amendment to Loan and Security Agreement, dated April 29, 2020, by and between Western Alliance Bank, Ekso Bionics Holdings, Inc. and Ekso Bionics, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2020)

10.34
Success Fee Agreement dated as of December 30, 2016 by and among the Registrant, Ekso Bionics, Inc. and Western Alliance Bank (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2017)

10.35
Loan and Security Agreement dated as of August 17, 2020 by and among the Registrant, EKSO Bionics Holdings, Inc., EKSO Bionics, Inc. and Pacific Western Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2020)

10.36
Agreement for Consulting Services between Ekso Bionics Holdings, Inc and Angel Pond Capital, LLC, dated July 2017 (incorporated by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018)

10.37
Unsecured Paycheck Protection Program Note, dated April 18, 2020, by and between the Registrant, EKSO Bionics, Inc., and Western Alliance Bank, under the U.S. Small Business Administration (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 24, 2020)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)

23.2*	Consent of Independent Registered Public Accounting Firm (OUM & CO. LLP)

24.1	Power of attorney (included on signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 §*	Interactive Data Files of Financial Statements and Notes.
101.ins §*	Instant Document
101.sch §*	XBRL Taxonomy Schema Document
101.cal §*	XBRL Taxonomy Calculation Linkbase Document
101.def §*	XBRL Taxonomy Definition Linkbase Document
101.lab §*	XBRL Taxonomy Label Linkbase Document
101.pre §*	XBRL Taxonomy Presentation Linkbase Document
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

	By:	/S/ Scott G. Davis
February 24, 2022		Scott G. Davis President and Chief Operating Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Steven Sherman, Scott G. Davis and John F. Glenn, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven Sherman	Chief Executive Officer and Chairman	February 24, 2022
Steven Sherman	(Principal Executive Officer)

/S/ John F. Glenn	Chief Financial Officer	February 24, 2022
John F. Glenn	(Principal Accounting and Financial Officer)

/S/ Stanley Stern	Director	February 24, 2022
Stanley Stern

/S/ Mary Ann Cloyd	Director	February 24, 2022
Mary Ann Cloyd

/S/ Charles Li	Director	February 24, 2022
Charles Li, Ph.D.

/S/ Rhonda A. Wallen	Director	February 24, 2022
Rhonda A. Wallen

/S/ Corinna Lathan	Director	February 24, 2022
Corinna Lathan, Ph.D.