Form 10-Q
period 2022-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2022-04-28
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

The number of shares of registrant’s common stock outstanding as of April 25, 2022 was 12,844,501.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2022	December 31, 2021
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$36,176	$40,406
Accounts receivable, net of allowances of $19 and $28, respectively	3,346	4,662
Inventories	2,772	2,242
Prepaid expenses and other current assets	829	485
Total current assets	43,123	47,795
Property and equipment, net	886	991
Right-of-use assets	92	216
Other assets	141	164
Total assets	$44,242	$49,166
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,939	$3,107
Accrued liabilities	1,819	2,299
Deferred revenues, current	1,115	1,220
Lease liabilities, current	97	229
Total current liabilities	5,970	6,855
Deferred revenues	1,082	1,475
Notes payable, net	1,994	1,993
Warrant liabilities	1,650	1,550
Other non-current liabilities	60	74
Total liabilities	10,756	11,947
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 12,844 and 12,693 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	246,765	246,090
Accumulated other comprehensive gain (loss)	195	(17)
Accumulated deficit	(213,487)	(208,867)
Total stockholders’ equity	33,486	37,219
Total liabilities and stockholders’ equity	$44,242	$49,166

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$2,567	$1,910
Cost of revenue	1,358	675
Gross profit	1,209	1,235

Operating expenses:
Sales and marketing	1,629	1,793
Research and development	999	603
General and administrative	2,818	1,978
Total operating expenses	5,446	4,374

Loss from operations	(4,237)	(3,139)

Other expense, net:
Interest expense	(27)	(26)
(Loss) gain on revaluation of warrant liabilities	(100)	11
Other expense, net	(256)	(516)
Total other expense, net	(383)	(531)

Net loss	$(4,620)	$(3,670)
Other comprehensive income	212	465
Comprehensive loss	$(4,408)	$(3,205)

Net loss per share applicable to common shareholders, basic and diluted	$(0.36)	$(0.34)
Weighted average number of shares outstanding, basic and diluted	12,728	10,752

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	12,693	$13	$246,090	$(17)	$(208,867)	$37,219
Net loss	—	—	—	—	—	—	(4,620)	(4,620)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	68	—	176	—	—	176
Equity incentive plan	—	—	83	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	499	—	—	499
Foreign currency translation adjustments	—	—	—	—	—	212	—	212
Balance at March 31, 2022	—	$—	12,844	$13	$246,765	$195	$(213,487)	$33,486

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	8,349	$8	$204,376	$(847)	$(199,103)	$4,434
Net loss	—	—	—	—	—	—	(3,670)	(3,670)
Issuance of common stock under:
Equity financing, net	—	—	3,980	4	35,356	—	—	35,360
Exercise of warrants	—	—	300	1	3,877	—	—	3,878
Matching contribution to 401(k) plan	—	—	26	—	152	—	—	152
Stock-based compensation expense	—	—	—	—	356	—	—	356
Foreign currency translation adjustments	—	—	—	—	—	465	—	465
Balance at March 31, 2021	—	$—	12,655	$13	$244,117	$(382)	$(202,773)	$40,975

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(4,620)	$(3,670)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	131	126
Changes in allowance for doubtful accounts	(9)	31
Loss (gain) on revaluation of warrant liabilities	100	(11)
Stock-based compensation expense	499	356
Common stock contribution to 401(k) plan	64	52
Unrealized loss on foreign currency transactions	254	503
Changes in operating assets and liabilities:
Accounts receivable	1,297	917
Inventories	(562)	(228)
Prepaid expenses, right-of-use assets, and other assets	(203)	(78)
Accounts payable	(166)	151
Accrued, lease and other liabilities	(503)	16
Deferred revenues	(488)	(165)
Net cash used in operating activities	(4,206)	(2,000)
Financing activities:
Proceeds from issuance of common stock and warrants, net	—	37,295
Proceeds from exercise of warrants	—	1,417
Net cash provided by financing activities	—	38,712
Effect of exchange rate changes on cash	(24)	(35)
Net (decrease) increase in cash	(4,230)	36,677
Cash at beginning of period	40,406	12,862
Cash at end of period	$36,176	$49,539

Supplemental disclosure of cash flow activities
Cash paid for interest	$27	$23

Supplemental disclosure of non-cash activities
Fair value of warrants issued upon equity financing	$—	$1,936
Reclassification of warrant liability to equity upon exercise of warrants	$—	$2,461
Transfer of inventory to (from) property and equipment	$29	$53
Share issuance for common stock contribution to 401(k) plan	$176	$152

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1.    Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops, and markets exoskeleton products to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be utilized both by able-bodied users and by persons with physical disabilities. The Company has marketed devices that (i) enable individuals with neurological conditions affecting gait, including acquired brain injury ("ABI") and spinal cord injury ("SCI"), to rehabilitate and to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

Liquidity and Capital Resources

As of March 31, 2022, the Company had an accumulated deficit of $213,487.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the three months ended March 31, 2022, the Company used $4,206 of cash in its operations. Cash on hand as of March 31, 2022 was $36,176.

As described in Note 8, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of March 31, 2022, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2022 is approximately $34,176. With this unrestricted cash balance, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

2.    Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 24, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2021, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable as of March 31, 2022 and December 31, 2021. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling contracts denominated in a foreign currency.

At March 31, 2022, the Company had one customer (10%) with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable, as compared with zero customers at December 31, 2021.

During the three months ended March 31, 2022, the Company had one customer with sales of 10% or more of the Company’s total revenue (11%), as compared with two customers in the three months ended March 31, 2021 (14% and 11%, respectively).

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2022-02, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update will be effective for the Company beginning in the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2024 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2020-06 to be material on its consolidated financial statements.

3.    Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the three months ended March 31, 2022 and 2021, is reflected in the table below net of tax:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$(17)	$(847)
Net unrealized gain on foreign currency translation	212	465
Balance at end of period	$195	$(382)

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2022
Liabilities
Warrant liabilities	$1,650	$—	$—	$1,650

December 31, 2021
Liabilities
Warrant liabilities	$1,550	$—	$—	$1,550

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2022, which were measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2021	$1,550
Loss on revaluation of warrants issued in connection with the February 2021, June 2020, December 2019 and May 2019 financings	100
Balance at March 31, 2022	$1,650

Refer to Note 10. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$2,218	$2,061
Work in progress	308	145
Finished goods	246	36
Inventories	$2,772	$2,242

6.    Revenue

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and subscription of the EksoNR, associated software (SmartAssist and VariableAssist), the sale and subscription of the EksoUE, the sale of accessories, and the sale of support and maintenance contracts (Ekso Care). In 2021, the Company moved to a customer subscription sales model and away from a rental sales model. Under the rental sales model, the Company offered customers a short-term rental arrangement of its products to help bridge to a capital purchase since customers typically have challenges in obtaining approvals for capital expenditures. Subscription sales arrangements, however, bypass the customer capital purchase process, are intended to renew annually, and provide a long-term revenue stream.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company’s industrial device segment (EksoWorks) revenue is generated through the sale of the upper body exoskeletons (EksoVest and the EVO) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility.

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

Deferred revenue consisted of the following:

	March 31, 2022	December 31, 2021
Deferred extended maintenance and support	$2,124	$2,349
Deferred royalties	—	280
Deferred device and advances	73	66
Total deferred revenues	2,197	2,695
Less current portion	(1,115)	(1,220)
Deferred revenues, non-current	$1,082	$1,475

Deferred revenue activity consisted of the following for the three months ended March 31, 2022:

Beginning balance	$2,695
Deferral of revenue	196
Recognition of deferred revenue	(694)
Ending balance	$2,197

As of March 31, 2022, the Company’s deferred revenue was $2,197. The Company expects to recognize approximately $902 of the deferred revenue during the remainder of 2022, $681 in 2023, and $614 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $1,524 related to its contracts for subscription units with its customers. These subscription contracts typically have 12-month terms and subscription income is recognized on a straight-line basis over the lease term.

In the three months ended March 31, 2022 the Company recognized revenue of $280 related to a $300 upfront royalty payment associated with a license and distribution agreement that expired. The unrecognized royalty balance of $280 was included in deferred revenue as of December 31, 2021.

As of March 31, 2022 and December 31, 2021, total accounts receivable, net of allowance for doubtful accounts, were $3,486 and $4,824, respectively, and are included in accounts receivable, net and other assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$963	$309	$1,272
Service and support	467	—	467
Subscriptions	216	69	285
Parts and other	156	308	464
Collaborative arrangements	79	—	79
	$1,881	$686	$2,567

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$1,019	$98	$1,117
Service and support	488	—	488
Rentals and subscriptions	152	70	222
Parts and other	54	15	69
Collaborative arrangements	14	—	14
	$1,727	$183	$1,910

7.    Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Salaries, benefits and related expenses	$1,520	$2,015
Device warranty	226	195
Other	73	89
Total	$1,819	$2,299

The current portion of the device warranty liability is classified as a component of accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three months ended March 31, 2022 is as follows:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Three Months Ended
March 31, 2022
Balance at beginning of period	$270
Additions for estimated future costs	76
Incurred costs	(60)
Balance at end of period	$286

Balance as of March 31, 2022
Current portion	$226
Long-term portion	60
Total	$286

8.    Notes Payable, net

PWB Term Loan

In August 2020, the Company entered into a new loan agreement (the "PWB Loan Agreement") with a lender, Pacific Western Bank, and received a loan in the principal amount of $2,000 (the "PWB Term Loan") that bears interest on the outstanding daily balance at a rate equal to the greater of: (a) 0.50% above the variable rate of interest announced by the lender as its “prime rate” then in effect; or (b) 4.50%. The PWB Loan Agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of March 31, 2022. On March 31, 2022, with cash on hand of $36,176, the Company was compliant with this liquidity covenant and all other covenants.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 4.70% for the three months ended March 31, 2022. The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s PWB term loan as of March 31, 2022:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Period	Amount
Remainder of 2022	$—
2023	2,000
Total principal payments	2,000
Less debt discount and issuance cost	6
Note payable, net	$1,994

Current portion	$—
Long-term portion	1,994
Note payable, net	$1,994

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

On June 28, 2021, the Company received notification from the SBA that the Company’s Forgiveness Application of the PPP loan and accrued interest, totaling $1,099, was approved in full, and the Company had no further obligations related to the PPP loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP loan as gain on forgiveness of note payable on the condensed consolidated statement of operations during the three months ended June 30, 2021.

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

The Company maintains a five-year operating lease agreement for its European operations office in Hamburg, Germany, which expires in July 2022. In February 2022, the Company executed a new lease agreement for a replacement office in Hamburg, Germany commencing May 1, 2022 and expiring June 30, 2025 with an option to renew for one five-year period. Since this operating lease commences after March 31, 2022, the lease payments are not recognized in lease liabilities and corresponding right-of-use assets on the balance sheet as of March 31, 2022.

The Company’s future lease payments as of March 31, 2022, which are presented as lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Period	Operating Leases
Remainder of 2022	$98
2023	—
Total lease payments	98
Less: imputed interest	(1)
Present value of lease liabilities	$97

Weighted-average remaining lease term (in years)	0.2
Weighted-average discount rate	10.5%

Lease expense under the Company’s operating leases was $142 and $132 for the three months ended March 31, 2022 and 2021, respectively.

10.    Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at March 31, 2022 and December 31, 2021 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of March 31, 2022 and December 31, 2021, there were 12,844 and 12,693, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $7,500 under the registration statement and prospectus supplement filed with the SEC related to such offering. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share. The Company did not sell any shares under the ATM agreement during the three months ended March 31, 2022. As of March 31, 2022, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Warrants

Warrants outstanding as of March 31, 2022 and December 31, 2021 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2021	Issued	Exercised	March 31, 2022
2021 Warrants	$12.81	5	273	—	—	273
June 2020 Investor Warrants	$5.18	5.5	127	—	—	127
June 2020 Placement Agent Warrants	$5.64	5	39	—	—	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	193	—	—	193
			1,240	—	—	1,240

During the three months ended March 31, 2021, the Company received net proceeds of $1,417 from the exercise of 358 warrants and issued 300 shares of common stock, respectively, as a result of those exercises. No warrants were exercised during the three months ended March 31, 2022.

2021 Warrants

In February 2021, the Company issued the 2021 Warrants, exercisable for up to 273 shares of the Company’s common stock at an exercise price of $12.81 per share. The 2021 Warrants were exercisable immediately, and will expire five years from the date of issuance, or on February 11, 2026.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	March 31, 2022	December 31, 2021
Current share price	$2.89	$2.65
Conversion price	$12.81	$12.81
Risk-free interest rate	2.44%	1.13%
Expected term (years)	3.86	4.11
Volatility of stock	95.67%	98.3%

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
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants. During the three months ended March 31, 2022 and 2021, no shares and 270 shares of the June 2020 Investor Warrants were exercised, respectively.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	March 31, 2022	December 31, 2021
Current share price	$2.89	$2.65
Conversion price	$5.18	$5.18
Risk-free interest rate	2.44%	1.11%
Expected term (years)	3.69	3.94
Volatility of stock	97.1%	103.9%

June 2020 Placement Agent Warrants

In June 2020, the Company issued warrants (the "June 2020 Placement Agent Warrants"), exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025. During the three months ended March 31, 2022 and 2021, no shares and 83 shares of the June 2020 Placement Agent Warrants were exercised, respectively.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	March 31, 2022	December 31, 2021
Current share price	$2.89	$2.65
Conversion price	$5.64	$5.64
Risk-free interest rate	2.45%	1.03%
Expected term (years)	3.19	3.44
Volatility of stock	99.8%	100.0%

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

The December 2019 Warrants also contain a cashless exercise provision and could require cash payments in the event of a failure to timely deliver securities or in the event of insufficient authorized shares. The December 2019 Warrants will be automatically exercised on a cashless basis on their expiration date. The December 2019 Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the December 2019 Warrants, the Company or any successor entity will, at the option of a holder of a December 2019 Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s December 2019 Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s December 2019 Warrant within five trading days after the notice of exercise by the holder of the put option. Because of this put-option provision, the December 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	March 31, 2022	December 31, 2021
Current share price	$2.89	$2.65
Conversion price	$8.10	$8.10
Risk-free interest rate	2.45%	1.04%
Expected term (years)	3.22	3.47
Volatility of stock	99.5%	99.7%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Current share price	$2.89	$2.65
Conversion price	$8.44	$8.44
Risk-free interest rate	2.4%	0.96%
Expected term (years)	2.72	2.97
Volatility of stock	103.5%	102.9%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable, have a current exercise price of $3.52 per share, and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Investor Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the three months ended March 31, 2022 and 2021, no shares and 5 shares of the May 2019 warrants were exercised respectively.

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

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in a combination of the Black-Scholes Model and the Lattice Model to measure the fair value of the May 2019 Warrants:

	March 31, 2022	December 31, 2021
Current share price	$2.89	$2.65
Conversion price	$3.52	$3.52
Risk-free interest rate	2.31%	0.83%
Expected term (years)	2.2	2.4
Volatility of stock	108.6%	109.1%

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

11.    Stock-based Compensation

Shares available to grant

As of March 31, 2022, the total shares authorized for grant under the 2014 Plan was 1,974, of which 576 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2022, and activity during the three months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	491	$32.53
Options forfeited	(26)	10.58
Options cancelled	(16)	85.78
Balance as of March 31, 2022	449	$31.96	5.12	$—
Vested and expected to vest at March 31, 2022	449	$31.96	5.12	$—
Exercisable as of March 31, 2022	402	$33.95	4.85	$—

As of March 31, 2022, total unrecognized compensation cost related to unvested stock options was $526. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.08 years.

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

The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the three months ended March 31, 2022 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	655	$5.63
Granted	195	2.59
Vested	(127)	5.59
Forfeited	(142)	5.39
Unvested at March 31, 2022	581	$4.69

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

As of March 31, 2022, $1,990 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.72 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
Sales and marketing	$69	$99
Research and development	79	52
General and administrative	351	205
	$499	$356

401(k) Plan Share Match

During the three months ended March 31, 2022 and 2021, the Company issued 68 and 26 shares of common stock with a fair value of $176 and $152, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal years ended December 31, 2021 and 2020, respectively.

The expense related to the accrual for the 401(k) plan share matching was $64 and $52 for the three months ended March 31, 2022 and 2021, respectively.

12.    Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2022, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

The Company entered into a research and development collaboration agreement in December 2021 with a party that develops technologies having utility in robotic exoskeletons from research and development activities associated with a specific set of government funded research projects. Since January 2022, the Company has assisted with research and development activities in exchange for access to a worldwide, royalty free, transferable, sublicensable, exclusive license to design and market products that use or incorporate the jointly-developed technology within Ekso’s target market segments.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $3,460 as of March 31, 2022, which are expected to be paid within two years, and $1,446 as of December 31, 2021. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

In addition, the Company has operating lease commitments totaling $227 payable ratably over three years related to an operating lease which was executed in February 2022 but does not commence until May 1, 2022. See Note 9. Lease Obligations.

Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

14.    Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(4,620)	$(3,670)
Denominator:
Weighted-average number of shares, basic and diluted	12,728	10,752

Net loss per share, basic and diluted	$(0.36)	$(0.34)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	449	522
Restricted stock units	581	325
Warrants for common stock	1,240	1,240
Total common stock equivalents	2,270	2,087

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

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended March 31, 2022
Revenue	$1,881	$686	$2,567
Cost of revenue	1,015	343	1,358
Gross profit	$866	$343	$1,209

Three months ended March 31, 2021
Revenue	$1,727	$183	$1,910
Cost of revenue	542	133	675
Gross profit	$1,185	$50	$1,235

Geographically, the regions the Company operates in are the Americas, Europe, the Middle East, and Africa (EMEA), and Asia Pacific (APAC). Individual countries with revenue greater than 10% of total revenue are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended March 31,
	2022	2021
United States	$1,343	$982
Other	55	36
Americas	1,398	1,018
Germany	124	437
Other	440	186
EMEA	564	623
Japan	280	19
Singapore	48	241
Other	277	9
APAC	605	269
	$2,567	$1,910

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (iv) our beliefs regarding the potential for commercial opportunities for exoskeleton technology in general and our exoskeleton products in particular, (v) our beliefs regarding potential clinical and other health benefits of our medical devices, and (vi) the assumptions underlying or relating to any statement described in points (i), (ii), (iii), (iv) or (v) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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

Overview

Our Business

We design, develop, and market exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied persons and by persons with physical disabilities. We have sold or leased devices that (i) enable individuals with neurological conditions affecting gait, including ABI and SCI, to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

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

First Quarter 2022 Highlights

•Reported revenue of $2.6 million in the first quarter of 2022
•Achieved gross margins of approximately 47% in the first quarter of 2022
•Booked a total of 23 EksoNR units in the first quarter of 2022
•Strong cash position of $36.2 million as of March 31, 2022

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

The COVID-19 pandemic and related public health measures have also materially affected how we and our customers are operating our businesses, and have materially affected our operating results, as demand for our exoskeleton products decreased as many inpatient rehabilitation facilities temporarily shifted priorities and delayed capital expenditures. While the duration and extent to which this will impact our future results remain uncertain, we have seen certain recovery in the demand for our exoskeleton products following the gradual reopening and recovery of the broader global economy, and we believe the clinical need for our products has not diminished, as evidenced by clinical data showing the increased prevalence of strokes during the pandemic. Although concerns about the emergence of new, more infectious variants of the coronavirus remain, we have gradually resumed in-person engagements in addition to virtual meetings with our current and prospective customers through conferences, training events and educational demos to offer our support and showcase the value of our Ekso devices. Further, now that our clinical team is fully vaccinated and are active onsite at U.S. rehab centers, we expect to see an uptick in live in-person interactions going forward. Although market uncertainties related to the pandemic make it difficult for us to project the full impact on our business and customers, we believe that we are well-positioned to serve our customers when business conditions begin to normalize.

Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. We have an optional work from home policy for many of our employees. Vaccinated employees are permitted to work in the office and we have allowed essential business travel to resume. We have also enhanced the use of personal protective equipment in our facilities.

Management continues to actively monitor the global situation, including the geopolitical instability arising out of military conflict and escalating tensions between Russia and Ukraine, and its effects on our financial position and operations.

Management Changes

On January 14, 2022, Jack Peurach, our former President and Chief Executive Officer, notified us of his intention to resign as an officer and member of the Board of Directors of the Company to pursue other endeavors. On January 20, 2022, our Board and Mr. Peurach reached an understanding regarding his decision to leave the Company and entered into an Executive Separation and Release Agreement pursuant to which Mr. Peurach’s last day of service as the President, Chief Executive Officer and as a member of the Company’s Board was January 21, 2022. In addition, our Board of Directors appointed Steven Sherman, who currently serves and previously had served as the Chairman of our Board, to become Chief Executive Officer of the Company effective January 22, 2022. Mr. Sherman continues to serve as the Chairman of the Board of the Company, and Board member Stanley Stern has been designated the Board’s lead independent director. Furthermore, our Board of Directors appointed Scott Davis to become President and Chief Operating Officer effective January 22, 2022.

Finally, on March 4, 2022, William Shaw, our former Chief Commercial Officer, notified our Board of Directors of his intention to resign as Chief Commercial Officer of the Company effective March 11, 2022 in connection with his retention as an employee at another company.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. Refer to Note. 2 Basis of Presentation and Summary of Significant Accounting Policies and Estimates in the notes to our condensed consolidated financial statements.
Results of Operations

The following table presents our results of operations (in thousands, except percentages):

	Three months ended March 31,
	2022	2021	Change	% Change

Revenue	$2,567	$1,910	$657	34%
Cost of Revenue	1,358	675	683	101%
Gross profit	1,209	1,235	(26)	(2)%
Gross profit %	47%	65%

Operating expenses:
Sales and marketing	1,629	1,793	(164)	(9)%
Research and development	999	603	396	66%
General and administrative	2,818	1,978	840	42%
Total operating expenses	5,446	4,374	1,072	25%
Loss from operations	(4,237)	(3,139)	(1,098)	35%
Other expense, net:
Interest expense	(27)	(26)	(1)	4%
(Loss) gain on revaluation of warrant liabilities	(100)	11	(111)	n/m(1)
Other expense, net	(256)	(516)	260	(50)%
Total other expense, net	(383)	(531)	148	(28)%
Net loss	$(4,620)	$(3,670)	$(950)	26%

(1) Not meaningful

Revenue

Revenue increased $0.7 million, or 34%, for the three months ended March 31, 2022, compared to the same period of 2021. Revenue in the first quarter of 2022 included approximately $1.9 million in EksoHealth revenue and approximately $0.7 million in EksoWorks revenue. The increase in revenue was primarily driven by an increase in the volume of EVO vest sales in the EksoWorks business unit and recognition of prepaid royalties associated with a license and distribution agreement that expired.

Gross Profit

Gross profit decreased 2% for the three months ended March 31, 2022 compared to the same period of 2021. Gross margin was approximately 47% for the three months ended March 31, 2022, compared to a gross margin of 65% for the same period in 2021. The overall decrease in gross margin was primarily due to the increase in EksoHealth service costs, changes in product mix and increases in inventory costs due to the continued supply shortage; partially offset by the recognition of royalty revenue associated with a license and distribution agreement that expired.

EksoHealth service costs increased due to increased headcount and the company providing service on an increased number of customer units, owing to the receipt of service parts during the quarter, the shortage of which had previously precluded the completion of service.

Operating Expenses

Sales and marketing expenses decreased $0.2 million, or 9%, for the three months ended March 31, 2022, compared to the same period of 2021. The decrease was primarily due to reduced general marketing activities.

Research and development expenses increased $0.4 million, or 66%, for the three months ended March 31, 2022, compared to the same period of 2021, primarily due to an increase in product development activity and headcount.

General and administrative expenses increased $0.8 million, or 42%, for the three months ended March 31, 2022, compared to the same period of 2021, primarily due to an increase in compensation costs associated with the appointment of our new Chief Operating Officer and noncash stock-based compensation related to the appointment of our new Chief Executive Officer, as well as severance expense associated with the departure of our former Chief Executive Officer.

Total Other Expense, Net

Loss on revaluation of warrant liabilities was $0.1 million for the three months ended March 31, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on warrant liabilities was de minimis for the three months ended March 31, 2021, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price and changes to the risk free rate.

Other expense, net for the three months ended March 31, 2022 was $0.3 million, as compared to $0.5 million for the same period of 2021, due to unrealized losses on foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

On March 31, 2022, we had working capital of $37.2 million, compared to working capital of $40.9 million at December 31, 2021. The decrease in working capital is primarily due to a lower cash balance from cash used in operations. Our cash as of March 31, 2022, consisted of bank deposits with third party financial institutions. As of March 31, 2022, of our $36.2 million of cash, $35.5 million was held domestically while $0.7 million was held by foreign subsidiaries.

As described in Note 8 in the notes to our condensed consolidated financial statements under the caption Notes Payable, net, borrowings under our new secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of March 31, 2022, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2022 is estimated to be $34.2 million. With this unrestricted cash balance, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(4,206)	$(2,000)
Net cash provided by financing activities	—	38,712
Effect of exchange rate changes on cash	(24)	(35)
Net (decrease) increase in cash	(4,230)	36,677
Cash at the beginning of the period	40,406	12,862
Cash at the end of the period	$36,176	$49,539

Net Cash Used in Operating Activities

Net cash used in operations increased $2.2 million, or 110%, for the three months ended March 31, 2022, compared to the same period of 2021 primarily due to higher payments for business development costs incurred in late 2021, increased employee compensation related to higher headcount and increased inventory purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.7 million for the three months ended March 31, 2021, was from the sale of common stock and warrants for net proceeds of $36.5 million in connection with the equity financing, net proceeds of $0.7 million from our “at the market offering” program, and proceeds of $1.4 million from the exercise of warrants. There was no comparable amount for the three months ended March 31, 2022.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2022, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Note payable, principal and interest	$2,128	$90	$2,038	$—	$—
Facility operating leases	325	162	144	19	—
Purchase obligations	3,460	3,393	67	—	—
Total	$5,913	$3,645	$2,249	$19	$—

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

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits

Exhibit Number	Description

10.1#
Executive Separation and Release Agreement, dated January 20, 2022 between the Company and Jack Peurach (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2022).

10.2#
Employment Agreement, dated January 21, 2022, between the Company and Steven Sherman (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2022).

10.3#	Offer Letter, dated February 22, 2021, between the Company and Scott Davis (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 21, 2022).

10.4#	William Shaw Transition Services Agreement dated March 10, 2022 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (“XBRL”):
• unaudited condensed consolidated balance sheets;
• unaudited condensed consolidated statements of operations and comprehensive income (loss);
• unaudited condensed consolidated statements of stockholders’ equity;
• unaudited condensed consolidated statement of cash flows; and
• notes to unaudited condensed consolidated financial statements.

*	Filed herewith.
#	Indicates management compensatory plan or other agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: April 28, 2022	By:	/s/ Steven Sherman
Steven Sherman
Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: April 28, 2022	By:	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)