Form 10-Q
period 2022-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2022-07-28
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

The number of shares of registrant’s common stock outstanding as of July 26, 2022 was 13,026,620.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2022	December 31, 2021
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$31,912	$40,406
Accounts receivable, net of allowances of $21 and $28, respectively	3,341	4,662
Inventories	3,274	2,242
Prepaid expenses and other current assets	796	485
Total current assets	39,323	47,795
Property and equipment, net	905	991
Right-of-use assets	164	216
Other assets	128	164
Total assets	$40,520	$49,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,045	$3,107
Accrued liabilities	1,583	2,299
Deferred revenues, current	1,140	1,220
Lease liabilities, current	51	229
Total current liabilities	4,819	6,855
Deferred revenues	1,143	1,475
Note payable, net	1,995	1,993
Lease liability	114	—
Warrant liabilities	651	1,550
Other non-current liabilities	69	74
Total liabilities	8,791	11,947
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 13,010 and 12,693 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	247,347	246,090
Accumulated other comprehensive gain (loss)	834	(17)
Accumulated deficit	(216,465)	(208,867)
Total stockholders’ equity	31,729	37,219
Total liabilities and stockholders’ equity	$40,520	$49,166

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,465	$2,211	$6,032	$4,121
Cost of revenue	1,824	919	3,182	1,594
Gross profit	1,641	1,292	2,850	2,527

Operating expenses:
Sales and marketing	1,841	1,787	3,470	3,580
Research and development	920	709	1,919	1,312
General and administrative	2,109	2,144	4,927	4,122
Total operating expenses	4,870	4,640	10,316	9,014

Loss from operations	(3,229)	(3,348)	(7,466)	(6,487)

Other income (expense), net:
Interest expense	(29)	(27)	(56)	(53)
Gain on revaluation of warrant liabilities	999	875	899	886
Gain on forgiveness of note payable	—	1,099	—	1,099
Unrealized (loss) gain on foreign exchange	(718)	131	(972)	(372)
Other expense, net	(1)	(3)	(3)	(16)
Total other income (expense), net	251	2,075	(132)	1,544

Net loss	$(2,978)	$(1,273)	$(7,598)	$(4,943)
Other comprehensive income (loss)	639	(125)	851	340
Comprehensive loss	$(2,339)	$(1,398)	$(6,747)	$(4,603)

Net loss per share applicable to common shareholders, basic	$(0.23)	$(0.10)	$(0.59)	$(0.42)
Net loss per share applicable to common shareholders, diluted	$(0.23)	$(0.11)	$(0.59)	$(0.44)

Weighted average number of shares outstanding, basic	12,884	12,655	12,807	11,709
Weighted average number of shares outstanding, diluted	12,884	12,737	12,807	11,839

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	12,693	$13	$246,090	$(17)	$(208,867)	$37,219
Net loss	—	—	—	—	—	—	(4,620)	(4,620)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	68	—	176	—	—	176
Equity incentive plan	—	—	83	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	499	—	—	499
Foreign currency translation adjustments	—	—	—	—	—	212	—	212
Balance at March 31, 2022	—	$—	12,844	$13	$246,765	$195	$(213,487)	$33,486
Net loss	—	—	—	—	—	—	(2,978)	(2,978)
Issuance of common stock under:
Equity incentive plan	—	—	166	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	582	—	—	582
Foreign currency translation adjustments	—	—	—	—	—	639	—	639
Balance at June 30, 2022	—	$—	13,010	$13	$247,347	$834	$(216,465)	$31,729

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(7,598)	$(4,943)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	462	502
Changes in allowance for doubtful accounts	(7)	48
Gain on forgiveness of note payable	—	(1,099)
Gain on revaluation of warrant liabilities	(899)	(886)
Stock-based compensation expense	1,081	875
Common stock contribution to 401(k) plan	103	107
Unrealized loss on foreign currency transactions	972	372
Changes in operating assets and liabilities:
Accounts receivable	1,228	420
Inventories	(1,221)	(136)
Prepaid expenses, and other assets, current and noncurrent	(318)	(135)
Accounts payable	(1,048)	(73)
Accrued, lease and other liabilities	(836)	(304)
Deferred revenues	(373)	(354)
Net cash used in operating activities	(8,454)	(5,606)
Financing activities:
Proceeds from issuance of common stock and warrants, net	—	37,295
Proceeds from exercise of warrants	—	1,417
Net cash provided by financing activities	—	38,712
Effect of exchange rate changes on cash	(40)	(30)
Net (decrease) increase in cash	(8,494)	33,076
Cash at beginning of period	40,406	12,862
Cash at end of period	$31,912	$45,938

Supplemental disclosure of cash flow activities
Cash paid for interest	$55	$46
Cash paid for income taxes	$4	$—

Supplemental disclosure of non-cash activities
Fair value of warrants issued upon equity financing	$—	$1,936
Reclassification of warrant liability to equity upon exercise of warrants	$—	$2,461
Transfer of inventory to property and equipment	$175	$162
Initial recognition of operating lease liability and right of use asset	$174	$—
Share issuance for common stock contribution to 401(k) plan	$176	$152

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1.    Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops, and markets exoskeleton products to augment human strength, endurance and mobility. The Company’s exoskeleton technology serves multiple markets and can be utilized both by able-bodied users and by persons with physical disabilities. The Company has marketed devices that (i) enable individuals with neurological conditions affecting gait, including acquired brain injury ("ABI") and multiple sclerosis ("MS"), and spinal cord injury ("SCI"), to rehabilitate and to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

Liquidity and Capital Resources

As of June 30, 2022, the Company had an accumulated deficit of $216,465.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the six months ended June 30, 2022, the Company used $8,454 of cash in its operations. Cash on hand as of June 30, 2022 was $31,912.

As described in Note 8, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2022, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2022 is approximately $29,912. With this unrestricted cash balance, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods.

The condensed consolidated financial statements include the financial statements of Ekso Bionics Holdings, Inc. and its subsidiaries. All significant transactions and balances between Ekso Bionics Holdings, Inc. and its subsidiaries have been eliminated in consolidation.

Reclassifications

During the second quarter ended June 30, 2022, the Company reclassified the amortization of operating lease right-of-use assets in its condensed consolidated statements of cash flows. Amounts amortized related to operating lease right-of-use assets have

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
been reclassified to "Depreciation and amortization" from "Prepaid expenses, and other assets, current and noncurrent" as applicable. Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects. These reclassifications did not affect changes in cash flow used in operating activities or net increase in cash for the six months ended June 30, 2021.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable as of June 30, 2022 and December 31, 2021. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon settling contracts denominated in a foreign currency.

At June 30, 2022, the Company had two customers (14% and 13%) with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable, as compared with zero customers at December 31, 2021.

During the three months ended June 30, 2022, the Company had three customers with sales of 10% or more of the Company’s total revenue (34%, 13%, and 11%), as compared with one customer in the three months ended June 30, 2021 (13%).

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
During the six months ended June 30, 2022, the Company had one customer with sales of 10% or more of the Company’s total revenue (22%), as compared with one customer in the six months ended June 30, 2021 (11%).

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

3.    Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the six months ended June 30, 2022 and 2021, is reflected in the table below net of tax:

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$(17)	$(847)
Net unrealized gain on foreign currency translation	851	340
Balance at end of period	$834	$(507)

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2022
Liabilities
Warrant liabilities	$651	$—	$—	$651
December 31, 2021
Liabilities
Warrant liabilities	$1,550	$—	$—	$1,550

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2022, which were measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2021	$1,550
Gain on revaluation of warrants issued in connection with the February 2021, June 2020, December 2019 and May 2019 financings	(899)
Balance at June 30, 2022	$651

Refer to Note 10. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$2,416	$2,061
Work in progress	585	145
Finished goods	273	36
Inventories	$3,274	$2,242

6.    Revenue

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and subscription of the EksoNR, the sale of support and maintenance contracts (Ekso Care), and the sale of accessories for the EksoNR. In 2021, the Company moved to a customer subscription sales model and away from a rental sales model. Under the rental sales model, the Company offered customers a short-term rental arrangement of its products to help bridge to a capital purchase since customers typically have challenges in obtaining approvals for capital expenditures. Subscription sales arrangements, however, bypass the customer capital purchase process, are intended to renew annually, and provide a long-term revenue stream.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR, software and accessories. Ekso Care support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced Ekso Care contracts range from 12 to 48 months. The Company receives payment at the inception of the contract and recognizes revenue evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the initial contract term, typically over 12 to 24 months.

The Company’s industrial device segment (EksoWorks) revenue is generated through the sale of the upper body exoskeletons (EksoVest and the EVO) and the support arm (EksoZeroG). Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility.

At the end of the second quarter of 2022, the Company ceased commercialization of the ZeroG support arm and related products and accessories. The Company may continue to sell parts and accessories to existing ZeroG customers to deplete its current stock of ZeroG inventories, however, the Company does not expect any future revenues derived from the sale of the ZeroG product line to have a material contribution to EksoWorks segment revenues. Refer to Note 13 Commitment and Contingencies for further information regarding commitments and obligations related to the ZeroG product line.

Deferred Revenue

For the sale of its products, the Company recognizes revenue upon the transfer of control of products to its customers, typically upon shipment from its facilities. For the subscription of its products, the Company generally recognizes revenue over the subscription term commencing upon the completion of customer training. For service agreements, the Company generally invoices customers at the beginning of the coverage period and records revenue related to the billed amounts over time, equivalent to the coverage period of the maintenance and support contract.

Deferred revenue is comprised mainly of unearned revenue related to service agreement contracts (Ekso Care), but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenue consisted of the following:

	June 30, 2022	December 31, 2021
Deferred extended maintenance and support	$2,237	$2,349
Deferred royalties	—	280
Deferred device and advances	46	66
Total deferred revenues	2,283	2,695
Less current portion	(1,140)	(1,220)
Deferred revenues, non-current	$1,143	$1,475

Deferred revenue activity consisted of the following for the six months ended June 30, 2022:

Beginning balance	$2,695
Deferral of revenue	728
Recognition of deferred revenue	(1,140)
Ending balance	$2,283

As of June 30, 2022, the Company’s deferred revenue was $2,283. The Company expects to recognize approximately $665 of the deferred revenue during the remainder of 2022, $789 in 2023, and $829 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $1,847 related to its contracts for subscription units with its customers. These subscription contracts typically have 12 to 24 month terms, and subscription income is recognized on a straight-line basis over the term of the contract.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

In the six months ended June 30, 2022, the Company recognized revenue of $280 related to a $300 upfront royalty payment associated with a license and distribution agreement that expired. The unrecognized royalty balance of $280 was included in deferred revenue as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, total accounts receivable, net of allowance for doubtful accounts, were $3,468 and $4,824, respectively, and are included in accounts receivable, net and other assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$2,369	$163	$2,532
Service and support	489	—	489
Subscriptions	225	51	276
Parts and other	117	23	140
Collaborative arrangements	28	—	28
	$3,228	$237	$3,465

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2022:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	EksoHealth	EksoWorks	Total
Device revenue	$3,332	$472	$3,804
Service and support	956	—	956
Subscriptions	441	120	561
Parts and other	273	331	604
Collaborative arrangements	107	—	107
	$5,109	$923	$6,032

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$1,090	$288	$1,378
Service and support	447	—	447
Rentals and subscriptions	185	52	237
Parts and other	140	9	149
Collaborative arrangements	—	—	—
	$1,862	$349	$2,211

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$2,109	$386	$2,495
Service and support	935	—	935
Rentals and subscriptions	337	122	459
Parts and other	194	24	218
Collaborative arrangements	14	—	14
	$3,589	$532	$4,121

7.    Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Salaries, benefits and related expenses	$1,290	$2,015
Device warranty	205	195
Other	88	89
Total	$1,583	$2,299

The current portion of the device warranty liability is classified as a component of accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and six months ended June 30, 2022 is as follows:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Balance at beginning of period	$286	$270
Additions for estimated future costs	56	132
Incurred costs	(67)	(127)
Balance at end of period	$275	$275

		Balance as of June 30, 2022
Current portion		$205
Long-term portion		70
Total		$275

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of June 30, 2022. On June 30, 2022, with cash on hand of $31,912, the Company was compliant with this liquidity covenant and all other covenants.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 4.95% and 4.83% for the three and six months ended June 30, 2022. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s PWB term loan as of June 30, 2022:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Period	Amount
Remainder of 2022	$—
2023	2,000
Total principal payments	2,000
Less debt discount and issuance cost	5
Note payable, net	$1,995

Current portion	$—
Long-term portion	1,995
Note payable, net	$1,995

Paycheck Protection Program Loan

On April 20, 2020, the Company received an unsecured loan (the "PPP Loan") in the principal amount of $1,086 under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration (the "SBA"), pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or the PPP loan. The PPP loan bore interest at 1.00% per annum, and matured two years after the date of initial disbursement. The terms of the PPP loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, (the "PPP Flexibility Act"), which was enacted on June 5, 2020. The PPP loan was used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments and interest payments on other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act and the PPP Flexibility Act, the Company could apply for and be granted forgiveness for all or a portion of loan granted under the PPP loan, with such forgiveness to be determined, subject to limitations (including where employees of the Company have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness were also subject to further requirements in regulations and guidelines adopted by the SBA.

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

9.    Lease Obligations

The Company maintained a five-year operating lease agreement for its headquarters and manufacturing facility in Richmond, California (the "Richmond Lease") which expired at the end of May 2022. As of June 30, 2022, the Company continued to maintain its tenancy at this location. Pursuant to the terms of the original lease agreement, the Company incurs monthly expenses equal to the most recent monthly lease payment under the now expired lease agreement and its allocable portion of common area maintenance costs plus a 25% mark-up.

In July 2022, the Company entered into an operating lease agreement for its new headquarters and manufacturing facility in San Rafael, California (the "San Rafael Lease") expiring in October 2026 with the option to renew for an additional three-year period at the prevailing market rate at the time of extension. The Company plans to relocate to its new headquarters and manufacturing facility to San Rafael in August 2022. Refer to Note 13. Commitments and Contingencies for further information regarding the amount of future obligations related to the Company's operating leases.

The Company maintained a five-year operating lease agreement for its European operations office in Hamburg, Germany, which was set to expire in July 2022. In February 2022, the Company executed a new lease agreement with the same landlord for a replacement office in Hamburg, Germany commencing May 1, 2022 and expiring June 30, 2025 with an option to renew for one five-year period. Upon the early termination of the previous lease agreement, it was agreed between the landlord and the Company that access to the previously leased office space would be revoked and the Company would be relieved of its payment obligations for the final two months of the lease term. Consequently, the Company removed the right of use asset and lease

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
liability, $15 and $16 respectively, recorded in its Condensed Consolidated Financial Statements related to the original Hamburg tenancy.

The Company has determined that the new Hamburg lease agreement constitutes a lease under ASC 842 and estimates the lease term as May 2022 through June 2025. The option to extend for a five-year period lacks significant economic incentives and disincentives which would make exercise reasonably certain. Fixed lease payments for identified lease components over the identified term have been discounted at the Company's estimated incremental borrowing rate and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the condensed consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as common area maintenance costs, are excluded from the lease liability calculation and expensed as incurred. The Company records a straight-line monthly rent expense for this lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

The Company’s future lease payments as of June 30, 2022, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Period	Operating Leases
Remainder of 2022	$28
2023 - 2025	148
Total lease payments	176
Less: imputed interest	(11)
Present value of lease liabilities	$165

Weighted-average remaining lease term (in years)	3.0
Weighted-average discount rate	4.7%

Lease expense under the Company’s operating leases was $86 and $132 for the three months ended June 30, 2022 and 2021, respectively, and $212 and $265 for the six months ended June 30, 2022 and 2021, respectively.

10.    Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at June 30, 2022 and December 31, 2021 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of June 30, 2022 and December 31, 2021, there were 13,010 and 12,693, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $7,500 under the registration statement and prospectus supplement filed with the SEC related to such offering. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share. The Company did not sell any shares under the ATM agreement during the three and six months ended June 30, 2022. The Company did not sell any shares under the ATM Agreement during the three months ended June 30, 2021. During the six months ended June 30, 2021, the Company sold 78 shares of common stock at an average price of $10.72 for proceeds of $791, net of commissions and issuance costs. As of June 30, 2022, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Warrants

Warrants outstanding as of June 30, 2022 and December 31, 2021 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2021	Issued	Exercised	June 30, 2022
2021 Warrants	$12.81	5	273	—	—	273
June 2020 Investor Warrants	$5.18	5.5	127	—	—	127
June 2020 Placement Agent Warrants	$5.64	5	39	—	—	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	193	—	—	193
			1,240	—	—	1,240

During the six months ended June 30, 2021, the Company received net proceeds of $1,417 from the exercise of 358 warrants and issued 300 shares of common stock, respectively, as a result of those exercises. No warrants were exercised during the six months ended June 30, 2022.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	June 30, 2022	December 31, 2021
Current share price	$1.65	$2.65
Conversion price	$12.81	$12.81
Risk-free interest rate	3%	1.13%
Expected term (years)	3.61	4.11
Volatility of stock	97.5%	98.3%

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
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants. During the three months ended June 30, 2022 and 2021, no shares and 270 shares of the June 2020 Investor Warrants were exercised, respectively.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	June 30, 2022	December 31, 2021
Current share price	$1.65	$2.65
Conversion price	$5.18	$5.18
Risk-free interest rate	2.99%	1.11%
Expected term (years)	3.45	3.94
Volatility of stock	98.3%	103.9%

June 2020 Placement Agent Warrants

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
In June 2020, the Company issued warrants (the "June 2020 Placement Agent Warrants"), exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025. During the three months ended June 30, 2022 and 2021, no shares and 83 shares of the June 2020 Placement Agent Warrants were exercised, respectively.

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	June 30, 2022	December 31, 2021
Current share price	$1.65	$2.65
Conversion price	$5.64	$5.64
Risk-free interest rate	2.99%	1.03%
Expected term (years)	2.95	3.44
Volatility of stock	102%	100%

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

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	June 30, 2022	December 31, 2021
Current share price	$1.65	$2.65
Conversion price	$8.10	$8.10
Risk-free interest rate	2.99%	1.04%
Expected term (years)	2.97	3.47
Volatility of stock	101.6%	99.7%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	June 30, 2022	December 31, 2021
Current share price	$1.65	$2.65
Conversion price	$8.44	$8.44
Risk-free interest rate	2.95%	0.96%
Expected term (years)	2.47	2.97
Volatility of stock	104.5%	102.9%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable, have a current exercise price of $3.52 per share, and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Investor Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the three months ended June 30, 2022 and 2021, no shares and 5 shares of the May 2019 Warrants were exercised, respectively.

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

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. Because of the price protection feature contained in the May 2019 Warrants, the Company uses a combination of the Black-Scholes Model and the Lattice Model to estimate the fair value of the warrants at each reporting period. The following assumptions were used in the Black-Scholes Model to measure the fair value of the May 2019 Warrants:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Share price	$1.65	$2.65
Conversion price	$3.52	$3.52
Risk-free interest rate	2.91%	0.83%
Expected term (years)	1.9	2.4
Volatility of stock	75.8%	109.1%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

11.    Stock-based Compensation

Shares available to grant

On June 9, 2022, the Company held its 2022 annual meeting of stockholders and ratified an amendment to the Company's Amended and Restated 2014 Equity Incentive Plan to increase the total number of shares of common stock authorized for issuance by 550 shares. As of June 30, 2022, the total shares authorized for grant under the 2014 Plan was 2,524, of which 617 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2022, and activity during the six months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	491	$32.53
Options forfeited	(51)	12.66
Options cancelled	(133)	29.38
Balance as of June 30, 2022	307	$37.20	5.11	$—
Vested and expected to vest at June 30, 2022	307	$37.20	5.11	$—
Exercisable as of June 30, 2022	291	$38.57	5	$—

As of June 30, 2022, total unrecognized compensation cost related to unvested stock options was $124. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.05 years.

There were no stock options awarded for the three and six months ended June 30, 2022 or the three and six months ended June 30, 2021.

Restricted Stock Units

The Company issues time-based restricted stock units (“RSUs”) and performance-based restricted stock units ("PSUs") to employees and non-employee members of the Board. Each RSU and PSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. PSUs vest upon achievement of performance targets based on the Company's annual operating plan.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the six months ended June 30, 2022 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	655	$5.63
Granted	896	2.05
Vested	(292)	4.96
Forfeited	(193)	5.52
Unvested at June 30, 2022	1,066	$2.85

As of June 30, 2022, $2,543 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.78 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees and non-employee members of the board of directors is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$72	$92	$141	$191
Research and development	104	58	183	110
General and administrative	406	369	757	574
	$582	$519	$1,081	$875

401(k) Plan Share Match

During the six months ended June 30, 2022 and 2021, the Company issued 68 and 26 shares of common stock with a fair value of $176 and $152, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal years ended December 31, 2021 and 2020, respectively.

The expense related to the accrual for the 401(k) plan share matching was $103 and $107 for the six months ended June 30, 2022 and 2021, respectively.

12.    Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2022, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

Under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which granted the Company an exclusive license with respect to the technology and patent rights for certain fields of use, the Company was required to pay the developer a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement. At the end of the second quarter of 2022, the Company ceased commercialization of the ZeroG support arm and is no longer required to pay the developer any further royalties.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Due to a variety of factors, including the COVID-19 pandemic, various materials the Company used to manufacture its products are currently experiencing shortages and supply chain disruptions. Electronic components in general, semiconductor chips, battery cells, metals and plastics, all of which are used in the Company's products, are also in shorter supply compared to prior periods, and the Company is also experiencing longer lead times for manufacturing services such as machining and tool making and increased pricing. Numerous factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, may prolong or deepen these challenges.

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $3,087 as of June 30, 2022, which are expected to be paid within two years, and $1,446 as of December 31, 2021. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,455 payable over 52 months related to the San Rafael lease disclosed in Note 9. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
14.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(2,978)	$(1,273)	$(7,598)	$(4,943)
Adjustment for gain on revaluation of warrant liabilities	—	(189)	—	(325)
Net loss applicable to common stockholders, diluted	$(2,978)	$(1,462)	$(7,598)	$(5,268)

Denominator:
Weighted-average number of shares, basic	12,884	12,655	12,807	11,709
Effect of dilutive warrants	—	82	—	130
Weighted-average number of shares, basic and diluted	12,884	12,737	12,807	11,839

Net loss per share, basic and diluted	$(0.23)	$(0.10)	$(0.59)	$(0.42)
Net loss per share, diluted	$(0.23)	$(0.11)	$(0.59)	$(0.44)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	307	508	307	508
Restricted stock units	1,066	463	1,066	463
Warrants for common stock	1,240	920	1,240	881
Total common stock equivalents	2,613	1,891	2,613	1,852

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended June 30, 2022
Revenue	$3,228	$237	$3,465
Cost of revenue	1,631	193	1,824
Gross profit	$1,597	$44	$1,641

Three months ended June 30, 2021
Revenue	$1,862	$349	$2,211
Cost of revenue	740	179	919
Gross profit	$1,122	$170	$1,292

	EksoHealth	EksoWorks	Total
Six months ended June 30, 2022
Revenue	$5,109	$923	$6,032
Cost of revenue	2,646	536	3,182
Gross profit	$2,463	$387	$2,850

Six months ended June 30, 2021
Revenue	$3,589	$532	$4,121
Cost of revenue	1,282	312	1,594
Gross profit	$2,307	$220	$2,527

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa (EMEA), and (3) Asia Pacific (APAC). Individual countries with revenue greater than 10% of total revenue for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas
United States	$2,070	$1,154	$3,413	$2,135
Other	121	44	176	82
Americas	2,191	1,198	3,589	2,217

EMEA
Germany	126	95	250	532
Belgium	—	296	—	305
Poland	393	18	568	32
Other	267	463	533	626
EMEA	786	872	1,351	1,495

APAC
Hong Kong	442	—	485	—
Other	46	141	607	409
APAC	488	141	1,092	409

Total Revenue	$3,465	$2,211	$6,032	$4,121

16. Subsequent Events

In July 2022, the Company entered into a four year, four month operating lease agreement for its new headquarters and manufacturing facility in San Rafael, California. See Note 9. Lease Obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference (the “Annual Report”).

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
•our ability to receive regulatory clearance from certain government authorities, including any conditions, limitations or restrictions placed on such approvals;
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
•our ability to successfully consummate acquisitions on acceptable terms and to integrate any such acquisitions;
•our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;
•our ability to retain or attract key employees;
•scope, scale and duration of the impact of outbreaks of a pandemic disease, such as COVID-19 (coronavirus);
•stock volatility or illiquidity;
•our ability to maintain adequate internal controls over financial reporting;
•the impacts of foreign currency price fluctuations; and

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

Overview

Our Business

We design, develop, and market exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied persons and by persons with physical disabilities. We have sold or leased devices that (i) enable individuals with neurological conditions affecting gait, including ABI, SCI and MS, to rehabilitate, and in some cases, to walk again, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods.

We believe that the commercial opportunity for exoskeleton technology adoption is accelerating as a result of recent advancements in material technologies, electronic and electrical engineering, control technologies, and sensor and software development. Taken individually, many of these advancements have become ubiquitous in peoples’ everyday lives. Supported by an industry leading intellectual property portfolio, we believe that we have learned how to integrate these existing technologies and wrap the result around a human being efficiently, elegantly and safely. We further believe this endeavor is achievable across a broad spectrum of applications, from persons with lower limb paralysis to able-bodied users.

EksoHealth

EksoHealth is our business unit focused on developing and marketing exoskeletons for medical applications.

Our leading product in EksoHealth, the EksoNR, is a robotic exoskeleton used to provide physical therapy for patients with lower extremity impairment. EksoNR, which in 2019 superseded our EksoGT product in this segment, includes unique features designed specifically to assist physical therapists and other clinicians to teach patients to walk again after suffering a neurological impairment. Typical conditions that can be treated with the assistance of EksoNR include ABIs, such as stroke and traumatic brain injuries, as well as SCIs, MS, and others. The benefits of EksoNR rehabilitation can include earlier mobilization of patients, longer and more intense rehab sessions, and increased quality of sessions as compared to alternative therapies. EksoNR is typically used in clinical settings, most commonly at inpatient rehab facilities and stroke centers.

EksoUE, our exoskeleton device purposed for upper-extremity medical applications, is a wearable upper body exoskeleton used for rehabilitation. EksoUE is designed to assist patients with a broad range of upper extremity impairments and aims to provide them with a wider active range of motion and increased endurance for rehabilitation sessions of higher intensity.

EksoWorks

EksoWorks is our business unit focused on developing, marketing, and selling exoskeletons and other assistive tools for industrial applications. Target users for these devices are generally able-bodied, and, as such, the technologies are primarily employed to reduce worker fatigue. The benefits of fatigue reduction can include reduced rates of injuries, higher productivity, increased worker morale, and lower employee turnover. EksoWorks products are primarily sold to companies deploying the technologies for use directly in their operations.

Our wearable exoskeleton products in EksoWorks include EksoVest and the new EVO, both of which are designed to support the weight of a worker’s arms and tools during overhead applications, reducing the fatigue associated with working at or above shoulder height for extended periods. These products are currently targeted at end users in the aerospace, automotive, manufacturing, and construction trades.

EksoZeroG is a tool holder that can mount on an aerial lift platform or scaffolding. This effectively reduces the weight of heavy tools as felt by the operator. EksoZeroG has been sold primarily through rental companies into the construction market. At the end of the second quarter of 2022, the Company ceased commercialization of the ZeroG support arm and related products and accessories. Refer to Note 13. Commitments and Contingencies in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Second Quarter 2022 Highlights

•Reported revenue of $3.5 million in the second quarter of 2022, an increase of 57% year-over-year
•Received 510(k) clearance from the FDA to market EksoNR for use with Multiple Sclerosis (MS) patients
•Booked a total of 17 EksoNR units in the second quarter of 2022
•Strong cash position of $31.9 million as of June 30, 2022

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant ABI and SCI populations, the imperatives among construction and manufacturing companies to drive adoption of improved safety and health practices, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including growing supply chain issues amidst an increasingly inflationary environment, could lead to increased price-based competition. In particular, the effects of such increasing price-based competition may have an especially significant impact on certain products that we offer, including the EksoNR, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. Furthermore, our business includes operations in the Americas, EMEA and APAC, so we are affected by demand for our products in those regions, as well as the strengthening or weakening of local currencies relative to the U.S. Dollar.

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

On May 23, 2022, John F. Glenn our former Chief Financial Officer, notified the Company of his decision to resign from his position as the Company’s Chief Financial Officer, effective June 17, 2022, in connection with his retention as an employee at another public company. Mr. Glenn’s resignation is not the result of any dispute or disagreement with the Company including any matters relating to the Company’s accounting practices or financial reporting. On May 25, 2022, our board of directors approved the appointment of Jerome Wong as Interim Chief Financial Officer, effective upon Mr. Glenn’s departure.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our most critical accounting estimates include:

•the standalone selling prices used to allocate the contract consideration to the individual performance obligations in our device sales arrangements, which impacts revenue recognition;
•the unobservable inputs and assumptions used by management in estimating the fair value of our warrant liabilities, which impacts net income or loss;
•the valuation of inventory, which impacts gross profit margins; and
•the estimates made regarding the recoverability of our net deferred tax asset, which impacts our financial condition

Standalone Selling Prices

Our device sales arrangements contain multiple products and services, most often including the device(s) and service, both of which we have identified as distinct performance obligations. Revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer, and gross margin targets. Changes in the relative standalone selling price between devices and service can have an impact on how transaction prices are allocated between revenue and deferred revenue.

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management must also make uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. During the three months ended June 30, 2022, management made no changes to its estimates regarding the likelihood of future events, but revised its estimates regarding the timing of future events. We do not believe the revision resulted in a material impact to the estimated fair value of warrant liabilities measured using the Lattice Model.

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value. Cost is computed using the standard cost method which approximates actual cost on a first-in, first-out basis. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on the results of our operations.

Deferred Tax Asset

We estimate a valuation allowance in consideration of the realizability of its net deferred tax assets, primarily based on our assessment of the timing, likelihood and amounts of potential future income during which such items become deductible. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes and estimate future amounts. Management does not believe it is more likely than not that we will generate future income in a timeframe and amount sufficient to realize our net deferred tax assets. Changes in management's estimate of future income in the timeframe during which the temporary differences and carryforwards comprising our deferred tax assets become deductible could result in a material impact to our financial position including the recognition of a net deferred tax asset.

Accounting Policies

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. Refer to Note. 2 Basis of Presentation and Summary of Significant Accounting Policies and Estimates in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents our results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	Change	% Change

Revenue	$3,465	$2,211	$1,254	57%
Cost of revenue	1,824	919	905	98%
Gross profit	1,641	1,292	349	27%
Gross profit %	47%	58%

Operating expenses:
Sales and marketing	1,841	1,787	54	3%
Research and development	920	709	211	30%
General and administrative	2,109	2,144	(35)	(2)%
Total operating expenses	4,870	4,640	230	5%
Loss from operations	(3,229)	(3,348)	119	(4)%
Other income (expense), net:
Interest expense	(29)	(27)	(2)	7%
Gain on revaluation of warrant liabilities	999	875	124	n/m(1)
Gain on forgiveness of note payable	—	1,099	(1,099)	n/m(1)
Unrealized (loss) gain on foreign exchange	(718)	131	(849)	n/m(1)
Other expense, net	(1)	(3)	2	(67)%
Total other income, net	251	2,075	(1,824)	(88)%
Net loss	$(2,978)	$(1,273)	$(1,705)	134%
(1)Not Meaningful

Revenue

Revenue increased $1.3 million, or 57%, for the three months ended June 30, 2022, compared to the same period of 2021. Revenue in the second quarter of 2022 included approximately $3.2 million in EksoHealth revenue and approximately $0.2 million in EksoWorks revenue.

EksoHealth revenue increased approximately $1.4 million, or 73%, for the three months ended June 30, 2022, compared to the same period of 2021. The increase in revenue was primarily driven by an increase in the volume of EksoNR device sales, due to a $1.1 million multi-unit deal with a customer. EksoWorks revenue decreased approximately $0.1 million, or 32%, for the three months ended June 30, 2022, compared to the same period of 2021. The decrease in revenue was primarily driven by a reduction in the volume of EVO and EksoVest sales.

Gross Profit

Gross profit increased 27% for the three months ended June 30, 2022 compared to the same period of 2021, largely owing to the increase in EksoHealth revenue as discussed above. Gross margin was approximately 47% for the three months ended June 30, 2022, compared to a gross margin of 58% for the same period of 2021. The overall decrease in gross margin was primarily due to the increase in EksoHealth service costs for both labor and materials usage, and increases in inventory costs due to the continued global supply shortage. The decrease in gross margin was partially offset by the relative increase in EksoHealth revenue, which generally has higher gross margins, in overall revenue composition.

EksoHealth service costs increased due to increased headcount, significant increases in the cost of shipping and freight related to service activities, and the servicing of on an increased number of customer units.

Operating Expenses

Sales and marketing expenses increased $0.1 million, or 3%, for the three months ended June 30, 2022, compared to the same period of 2021. The increase is primarily related to increased sales and marketing activities.

Research and development expenses increased $0.2 million, or 30%, for the three months ended June 30, 2022, compared to the same period of 2021, due to an increase in product development activity mostly related to sustaining engineering activity for the EksoNR and the development of next generation products.

Changes in general and administrative expenses were de minimis for the three months ended June 30, 2022, compared to the same period of 2021.

Total Other Income, Net

Gain on revaluation of warrant liabilities was $1.0 million for the three months ended June 30, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on warrant liabilities was $0.9 million for the three months ended June 30, 2021, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price and changes to the risk free rate.

Gain on forgiveness of note payable for the three months ended June 30, 2021 related to the forgiveness of the PPP Loan for which there was no comparable item in the three months ended June 30, 2022.

Unrealized loss on foreign exchange for the three months ended June 30, 2022 was $0.7 million compared to an unrealized gain on foreign exchange of $0.1 million for the same period of 2021. The change in Unrealized (loss) gain was primarily due to foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,
	2022	2021	Change	% Change

Revenue	$6,032	$4,121	$1,911	46%
Cost of revenue	3,182	1,594	1,588	100%
Gross profit	2,850	2,527	323	13%
Gross profit %	47%	61%

Operating expenses:
Sales and marketing	3,470	3,580	(110)	(3)%
Research and development	1,919	1,312	607	46%
General and administrative	4,927	4,122	805	20%
Total operating expenses	10,316	9,014	1,302	14%
Loss from operations	(7,466)	(6,487)	(979)	15%
Other (expense) income, net:
Interest expense	(56)	(53)	(3)	6%
Gain on revaluation of warrant liabilities	899	886	13	n/m(1)
Gain on forgiveness of note payable	—	1,099	(1,099)	n/m(1)
Unrealized loss on foreign exchange	(972)	(372)	(600)	n/m(1)
Other expense, net	(3)	(16)	13	(81)%
Total other (expense) income, net	(132)	1,544	(1,676)	(109)%
Net loss	$(7,598)	$(4,943)	$(2,655)	54%

(1)Not Meaningful

Revenue

Revenue increased $1.9 million, or 46%, for the six months ended June 30, 2022, compared to the same period of 2021. Revenue for the six months ended June 30, 2022 included approximately $5.1 million in EksoHealth revenue and approximately $0.9 million in EksoWorks revenue.

EksoHealth revenue increased approximately $1.5 million, or 42%, for the six months ended June 30, 2022, compared to the same period of 2021. The increase in revenue was primarily driven by an increase in the volume of EksoNR device sales, due to a $1.1 million multi-unit deal with a customer. EksoWorks revenue increased approximately $0.4 million, or 73%, for the six months ended June 30, 2022, compared to the same period of 2021. The increase in revenue was primarily related to the recognition of previously deferred prepaid royalties associated with a license and distribution agreement that expired.

Gross Profit

Gross profit increased 13% for the six months ended June 30, 2022 compared to the same period of 2021, largely owing to the increase in EksoHealth revenue as discussed above. Gross margin was approximately 47% for the six months ended June 30, 2022, compared to a gross margin of 61% for the same period of 2021. The overall decrease in gross margin was primarily due to an increase in EksoHealth service costs for both labor and materials usage, and increases in inventory costs due to the continued global supply shortage. The decrease in gross margin was partially offset by the recognition of previously deferred prepaid royalties associated with a license and distribution agreement that expired.

EksoHealth service costs increased due to increased headcount and the servicing of an increased number of customer units, owing to the receipt of service parts during the period, the shortage of which had previously precluded the completion of service. Additionally, we have experienced significant increases in the cost of shipping and freight related to service activities.

Operating Expenses

Sales and marketing expenses decreased $0.1 million, or 3%, for the six months ended June 30, 2022, compared to the same period of 2021. The decrease was primarily due to reduced compensation expense as a result of the departure of our former Chief Commercial Officer. This decrease was partially offset by increases in compensation expense related to additional headcount and increased sales and marketing activities.

Research and development expenses increased $0.6 million, or 46%, for the six months ended June 30, 2022, compared to the same period of 2021, due to an increase in product development activity mostly related to sustaining engineering activity for the EksoNR.

General and administrative expenses increased $0.8 million, or 20%, for the six months ended June 30, 2022, compared to the same period of 2021, primarily due to noncash stock-based compensation related to the appointment of our new Chief Executive Officer and severance expense associated with the departure of our former Chief Executive Officer.

Total Other (Expense) Income, Net

Gain on revaluation of warrant liabilities was $0.9 million for the six months ended June 30, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on warrant liabilities was $0.9 million for the six months ended June 30, 2021, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price and changes to the risk free rate.

Gain on forgiveness of note payable for the six months ended June 30, 2021 related to the forgiveness of our PPP Loan for which there was no comparable item in the six months ended June 30, 2022.

Unrealized loss on foreign exchange for the six months ended June 30, 2022 was $1.0 million compared to an unrealized loss on foreign exchange of $0.4 million for the same period of 2021. The change in unrealized loss was primarily due to foreign currency revaluations of our inter-company monetary assets and liabilities.

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

Liquidity and Capital Resources

On June 30, 2022, we had working capital of $34.5 million, compared to working capital of $40.9 million at December 31, 2021. The decrease in working capital is primarily due to a lower cash balance from cash used in operations. Our cash as of June 30, 2022, consisted of bank deposits with third party financial institutions. As of June 30, 2022, of our $31.9 million of cash, $31.3 million was held domestically while $0.6 million was held by foreign subsidiaries.

As described in Note 8 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption Notes Payable, net, borrowings under our new secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2022, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2022 is estimated to be $29.9 million. With this unrestricted cash balance, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(8,454)	$(5,606)
Net cash provided by financing activities	—	38,712
Effect of exchange rate changes on cash	(40)	(30)
Net (decrease) increase in cash	(8,494)	33,076
Cash at the beginning of the period	40,406	12,862
Cash at the end of the period	$31,912	$45,938

Net Cash Used in Operating Activities

Net cash used in operations increased $2.8 million, or 51%, for the six months ended June 30, 2022, compared to the same period of 2021 primarily due to higher payments for business development costs incurred in late 2021, increased employee compensation related to higher headcount and increased inventory purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.7 million for the six months ended June 30, 2021, was generated from the sale of common stock and warrants for net proceeds of $36.5 million in connection with the equity financing, net proceeds of $0.7 million from our “at the market offering” program, and proceeds of $1.4 million from the exercise of warrants. There was no comparable amount for the six months ended June 30, 2022.

Material Cash Requirements

Our material cash requirements include the following items, some of which are represented in the table of Contractual Obligations and Commitments: (1) employee wages, benefits and incentives, (2) the procurement of raw materials and components to support the manufacturing and sale of our products, (3) expenditures for the ongoing improvement and development of existing and new technologies, (4) debt repayments (for additional information see Note 8 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q), and (5) operating lease payments (for additional information see Note 9 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q).

We plan on utilizing our existing unrestricted cash balance to fund our material cash requirements in the short and long term.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2022, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Note payable, principal and interest	$2,123	$105	$2,018	$—	$—
Facility operating leases	176	57	119	—	—
Purchase obligations	3,087	2,922	165	—	—
Total	$5,386	$3,084	$2,302	$—	$—

In response to, or in anticipation of, supplier disruptions and extended lead times, we may stockpile certain components or raw materials to help prevent disruption in our production of the EksoNR. Such purchasing behavior is a contributing factor to the increase in purchase obligations as compared to prior periods. These actions have, and could continue to have, a short-term adverse impact on our cash used in operating activities and increase our inventory balance. Obligations related to these activities are reflected in the line purchase obligations in the table above.

Refer to Note 13. Commitments and Contingencies in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our license agreements, purchase obligations, and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2022, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not the subject of any pending legal proceedings; and to the best of our management’s knowledge, no such proceeding is presently threatened, the results of which would have a material impact on the Company's properties, results of operations, or financial condition. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (“XBRL”):
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

EKSO BIONICS HOLDINGS, INC.

Date: July 28, 2022	By:	/s/ Steven Sherman
Steven Sherman
Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: July 28, 2022	By:	/s/ Jerome Wong
Jerome Wong
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)