Form 10-Q
period 2022-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2022-11-03
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-37854
____________________________________________________________________________________________
Ekso Bionics Holdings, Inc.

(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________

Nevada	99-0367049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Glacier Point, Suite A San Rafael, CA	94901
(Address of principal executive offices)	(Zip Code)

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

The number of shares of registrant’s common stock outstanding as of November 1, 2022 was 13,142,418.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2022	December 31, 2021
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$29,180	$40,406
Accounts receivable, net of allowances of $30 and $28, respectively	3,398	4,662
Inventories	3,508	2,242
Prepaid expenses and other current assets	668	485
Total current assets	36,754	47,795
Property and equipment, net	959	991
Right-of-use assets	1,374	216
Other assets	224	164
Total assets	$39,311	$49,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,387	$3,107
Accrued liabilities	2,172	2,299
Deferred revenues, current	1,059	1,220
Note payable, current	1,996	—
Lease liabilities, current	244	229
Total current liabilities	7,858	6,855
Deferred revenues	1,032	1,475
Note payable, net	—	1,993
Lease liabilities	1,167	—
Warrant liabilities	539	1,550
Other non-current liabilities	101	74
Total liabilities	10,697	11,947
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 13,127 and 12,693 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	247,884	246,090
Accumulated other comprehensive income (loss)	1,486	(17)
Accumulated deficit	(220,769)	(208,867)
Total stockholders’ equity	28,614	37,219
Total liabilities and stockholders’ equity	$39,311	$49,166

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,329	$3,049	$9,361	$7,170
Cost of revenue	1,643	1,242	4,825	2,836
Gross profit	1,686	1,807	4,536	4,334

Operating expenses:
Sales and marketing	1,742	1,685	5,212	5,265
Research and development	936	618	2,855	1,930
General and administrative	2,662	2,293	7,589	6,415
Total operating expenses	5,340	4,596	15,656	13,610

Loss from operations	(3,654)	(2,789)	(11,120)	(9,276)

Other (expense) income, net:
Interest expense	(34)	(24)	(90)	(77)
Gain on revaluation of warrant liabilities	112	1,125	1,011	2,011
Gain on forgiveness of note payable	—	—	—	1,099
Unrealized loss on foreign exchange	(732)	(268)	(1,704)	(640)
Other income (expense), net	4	(2)	1	(18)
Total other (expense) income, net	(650)	831	(782)	2,375

Net loss	$(4,304)	$(1,958)	$(11,902)	$(6,901)
Other comprehensive income	652	261	1,503	601
Comprehensive loss	$(3,652)	$(1,697)	$(10,399)	$(6,300)

Net loss per share applicable to common shareholders, basic	$(0.33)	$(0.15)	$(0.92)	$(0.57)
Net loss per share applicable to common shareholders, diluted	$(0.33)	$(0.17)	$(0.92)	$(0.62)

Weighted average number of shares outstanding, basic	13,071	12,661	12,896	12,029
Weighted average number of shares outstanding, diluted	13,071	12,710	12,896	12,133

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	12,693	$13	$246,090	$(17)	$(208,867)	$37,219
Net loss	—	—	—	—	—	—	(4,620)	(4,620)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	68	—	176	—	—	176
Equity incentive plan	—	—	83	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	499	—	—	499
Foreign currency translation adjustments	—	—	—	—	—	212	—	212
Balance at March 31, 2022	—	$—	12,844	$13	$246,765	$195	$(213,487)	$33,486
Net loss	—	—	—	—	—	—	(2,978)	(2,978)
Issuance of common stock under:
Equity incentive plan	—	—	166	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	582	—	—	582
Foreign currency translation adjustments	—	—	—	—	—	639	—	639
Balance at June 30, 2022	—	$—	13,010	$13	$247,347	$834	$(216,465)	$31,729
Net loss	—	—	—	—	—	—	(4,304)	(4,304)
Issuance of common stock under:
Equity incentive plan	—	—	117	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	537	—	—	537
Foreign currency translation adjustments	—	—	—	—	—	652	—	652
Balance at September 30, 2022	—	$—	13,127	$13	$247,884	$1,486	$(220,769)	$28,614

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	8,349	$8	$204,376	$(847)	$(199,103)	$4,434
Net loss	—	—	—	—	—	—	(3,670)	(3,670)
Issuance of common stock under:
Equity financing, net	—	—	3,980	4	35,356	—	—	35,360
Exercise of warrants	—	—	300	1	3,877	—	—	3,878
Matching contribution to 401(k) plan	—	—	26	—	152	—	—	152
Stock-based compensation expense	—	—	—	—	356	—	—	356
Foreign currency translation adjustments	—	—	—	—	—	465	—	465
Balance at March 31, 2021	—	$—	12,655	$13	$244,117	$(382)	$(202,773)	$40,975
Net loss	—	—	—	—	—	—	(1,273)	(1,273)
Stock-based compensation expense	—	—	—	—	519	—	—	519
Foreign currency translation adjustments	—	—	—	—	—	(125)	—	(125)
Balance at June 30, 2021	—	$—	12,655	$13	$244,636	$(507)	$(204,046)	$40,096
Net loss	—	—	—	—	—	—	(1,958)	(1,958)
Issuance of common stock under:
Equity incentive plan	—	—	9	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	663	—	—	663
Foreign currency translation adjustments	—	—	—	—	—	261	—	261
Balance at September 30, 2021	—	$—	12,664	$13	$245,299	$(246)	$(206,004)	$39,062

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(11,902)	$(6,901)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	632	782
Changes in allowance for doubtful accounts	(11)	48
Gain on forgiveness of note payable	—	(1,099)
Gain on revaluation of warrant liabilities	(1,011)	(2,011)
Stock-based compensation expense	1,618	1,538
Common stock contribution to 401(k) plan	147	141
Unrealized loss on foreign currency transactions	1,704	640
Changes in operating assets and liabilities:
Accounts receivable	1,044	(10)
Inventories	(1,477)	(171)
Prepaid expenses and other assets, current and noncurrent	(277)	(251)
Accounts payable	(704)	(189)
Accrued, lease and other liabilities, current and noncurrent	(270)	(70)
Deferred revenues	(537)	(528)
Net cash used in operating activities	(11,044)	(8,081)
Investing activities:
Acquisition of property and equipment	(141)	(60)
Net cash used in investing activities	(141)	(60)
Financing activities:
Proceeds from issuance of common stock and warrants, net	—	37,295
Proceeds from exercise of warrants	—	1,417
Net cash provided by financing activities	—	38,712
Effect of exchange rate changes on cash	(41)	6
Net (decrease) increase in cash	(11,226)	30,577
Cash at beginning of period	40,406	12,862
Cash at end of period	$29,180	$43,439

Supplemental disclosure of cash flow activities
Cash paid for interest	$88	$69
Cash paid for income taxes	$14	$—

Supplemental disclosure of non-cash activities
Fair value of warrants issued upon equity financing	$—	$1,936
Reclassification of warrant liability to equity upon exercise of warrants	$—	$2,461
Transfer of inventory to property and equipment	$192	$387
Initial recognition of operating lease liabilities and right of use assets	$1,459	$—
Share issuance for common stock contribution to 401(k) plan	$176	$152

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had an accumulated deficit of $220,769.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2022, the Company used $11,044 of cash in its operations. Cash on hand as of September 30, 2022 was $29,180.

As described in Note 8, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2022, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2022 is approximately $27,180. With this unrestricted cash balance, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods.

The condensed consolidated financial statements include the financial statements of Ekso Bionics Holdings, Inc. and its subsidiaries. All significant transactions and balances between Ekso Bionics Holdings, Inc. and its subsidiaries have been eliminated in consolidation.

Reclassifications

During the nine months ended September 30, 2022, the Company reclassified the amortization of operating lease right-of-use assets in its condensed consolidated statements of cash flows. Amounts amortized related to operating lease right-of-use assets

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
have been reclassified to "Depreciation and amortization" from "Prepaid expenses and other assets, current and noncurrent" as applicable. Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects. These reclassifications did not affect changes in cash flow used in operating activities or net (decrease) in cash for the nine months ended September 30, 2021.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, revenue recognition, deferred revenue, the valuation of warrants and employee equity awards, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. Actual results could differ from those estimates.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The Company has not experienced material losses related to accounts receivable as of September 30, 2022 and December 31, 2021. Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon collecting receivables denominated in a foreign currency.

At September 30, 2022, the Company had two customers (13% and 12%) with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable, as compared with zero customers at December 31, 2021.

During the three months ended September 30, 2022, the Company had two customers with sales of 10% or more of the Company’s total revenue (20% and 14%), as compared with none in the three months ended September 30, 2021.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
During the nine months ended September 30, 2022, the Company had one customer with sales of 10% or more of the Company’s total revenue (14%), as compared with none in the nine months ended September 30, 2021.

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

3.    Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the nine months ended September 30, 2022 and 2021, is reflected in the table below net of tax:

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$(17)	$(847)
Net unrealized gain on foreign currency translation	1,503	601
Balance at end of period	$1,486	$(246)

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
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2022
Liabilities
Warrant liabilities	$539	$—	$—	$539
December 31, 2021
Liabilities
Warrant liabilities	$1,550	$—	$—	$1,550

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2022, which were measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2021	$1,550
Gain on revaluation of warrants issued in connection with the February 2021, June 2020, December 2019 and May 2019 financings	(1,011)
Balance at September 30, 2022	$539

Refer to Note 10. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.    Inventories

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$2,845	$2,061
Work in progress	373	145
Finished goods	290	36
Inventories	$3,508	$2,242

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

At the end of the second quarter of 2022, the Company ceased commercialization of the EksoZeroG support arm and related products and accessories. The Company may continue to sell parts and accessories to existing EksoZeroG customers to deplete its current stock of EksoZeroG inventories, however, the Company does not expect any future revenues derived from the sale of the EksoZeroG product line to have a material contribution to EksoWorks segment revenues. Refer to Note 13 Commitment and Contingencies for further information regarding commitments and obligations related to the EksoZeroG product line.

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

Deferred revenue consisted of the following:

	September 30, 2022	December 31, 2021
Deferred extended maintenance and support	$2,056	$2,349
Deferred royalties	—	280
Customer advances	35	66
Total deferred revenues	2,091	2,695
Less current portion	(1,059)	(1,220)
Deferred revenues, non-current	$1,032	$1,475

Deferred revenue activity consisted of the following for the nine months ended September 30, 2022:

Beginning balance	$2,695
Deferral of revenue	1,014
Recognition of deferred revenue	(1,618)
Ending balance	$2,091

As of September 30, 2022, the Company’s deferred revenue was $2,091. The Company expects to recognize approximately $375 of the deferred revenue during the remainder of 2022, $897 in 2023, and $819 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $2,527 related to its contracts for subscription units with its customers. These subscription contracts typically have 12 to 24 month terms, and subscription income is recognized on a straight-line basis over the term of the contract.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
In the nine months ended September 30, 2022, the Company recognized revenue of $280 related to a $300 upfront royalty payment associated with a license and distribution agreement that expired. The unrecognized royalty balance of $280 was included in deferred revenue as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, total accounts receivable, net of allowance for doubtful accounts, were $3,536 and $4,824, respectively, and are included in accounts receivable, net and other assets on the Company’s condensed consolidated balance sheets.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$2,338	$72	$2,410
Service and support	484	—	484
Subscriptions	237	14	251
Parts and other	165	19	184
	$3,224	$105	$3,329

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$5,670	$544	$6,214
Service and support	1,440	—	1,440
Subscriptions	678	134	812
Parts and other	438	350	788
Collaborative arrangements	107	—	107
	$8,333	$1,028	$9,361

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$1,791	$240	$2,031
Service and support	477	—	477
Rentals and subscriptions	173	66	239
Parts and other	233	27	260
Collaborative arrangements	42	—	42
	$2,716	$333	$3,049

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2021:

	EksoHealth	EksoWorks	Total
Device revenue	$3,900	$625	$4,525
Service and support	1,412	—	1,412
Rentals and subscriptions	510	188	698
Parts and other	427	51	478
Collaborative arrangements	57	—	57
	$6,306	$864	$7,170

7.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Salaries, benefits and related expenses	$1,822	$2,015
Device warranty	224	195
Other	126	89
Total	$2,172	$2,299

The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and nine months ended September 30, 2022 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Balance at beginning of period	$275	$270
Additions for estimated future costs	124	256
Incurred costs	(74)	(201)
Balance at end of period	$325	$325

		Balance as of September 30, 2022
Current portion		$224
Long-term portion		101
Total		$325

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain unrestricted cash and cash equivalents in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of September 30, 2022. On September 30, 2022, with cash on hand of $29,180, the Company was compliant with this liquidity covenant and all other covenants.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 6.45% and 5.37% for the three and nine months ended September 30, 2022, respectively. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s PWB term loan as of September 30, 2022:

Period	Amount
Remainder of 2022	$—
2023	2,000
Total principal payments	2,000
Less debt discount and issuance cost	4
Note payable, net	$1,996

Current portion	$1,996
Long-term portion	—
Note payable, net	$1,996

Paycheck Protection Program Loan

On April 20, 2020, the Company received an unsecured loan (the "PPP Loan") in the principal amount of $1,086 under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration (the "SBA"), pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan bore interest at 1.00% per annum, and matured two years after the date of initial disbursement. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, (the "PPP Flexibility Act"), which was enacted on June 5, 2020. The PPP Loan was used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments and interest payments on other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act and the PPP Flexibility Act, the Company could apply for and be granted forgiveness for all or a portion of the PPP Loan, with such forgiveness to be determined, subject to limitations (including whether employees of the Company have been terminated and not re-hired by a certain date), based on the use of the PPP Loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness were also subject to further requirements in regulations and guidelines adopted by the SBA.

On June 28, 2021, the Company received notification from the SBA that the Company’s forgiveness application for the PPP Loan and accrued interest, totaling $1,099, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan as gain on forgiveness of note payable on the condensed consolidated statement of operations during the nine months ended September 30, 2021.

9.    Lease Obligations

The Company maintained a five-year operating lease agreement for its headquarters and manufacturing facility in Richmond, California (the "Richmond Lease") which expired at the end of May 2022. The Company continued to maintain its tenancy at this location until the end of August 2022. Pursuant to the terms of the original lease agreement, the Company incurred monthly

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
expenses equal to the most recent monthly lease payment under the now expired lease agreement and common area maintenance costs plus a 25% mark-up.

In July 2022, the Company entered into an operating lease agreement for its new headquarters and manufacturing facility in San Rafael, California (the "San Rafael Lease") expiring in October 2026 with the option to renew for an additional three-year period at the prevailing market rate at the time of extension. At the end of August 2022, the Company relocated to its new headquarters and manufacturing facility in San Rafael.

The Company has determined that the new San Rafael Lease constitutes an operating lease under ASC 842 and estimates the lease term as July 2022 through October 2026. The option to extend for a three-year period lacks significant economic incentives and disincentives, which would make exercise reasonably certain. Fixed lease payments for identified lease components over the identified term have been discounted at the Company's estimated incremental borrowing rate as of the date of contract execution and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the condensed consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as common area maintenance costs, are excluded from the lease liability calculation and expensed as incurred. The Company records a straight-line monthly rent expense for the San Rafael Lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

The Company previously maintained a five-year operating lease agreement for its European operations office in Hamburg, Germany, which was originally set to expire in July 2022. In February 2022, the Company executed a new lease agreement with the same landlord for a replacement office in Hamburg, Germany commencing May 1, 2022 and expiring June 30, 2025 with an option to renew for one five-year period. Upon the early termination of the previous lease agreement, it was agreed between the landlord and the Company that access to the previously leased office space would be revoked and the Company would be relieved of its payment obligations for the final two months of the lease term. Consequently, the Company removed the right of use asset and lease liability, $15 and $16 respectively, recorded in its condensed consolidated financial statements related to the original Hamburg tenancy.

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

The Company’s future lease payments as of September 30, 2022, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Periods	Operating Leases
Remainder of 2022	$13
2023	403
2024	415
2025	399
2026	349
Total lease payments	1,579
Less: imputed interest	(168)
Present value of lease liabilities	$1,411

Weighted-average remaining lease term (in years)	3.95
Weighted-average discount rate	5.4%

Lease expense under the Company’s operating leases was $189 and $130 for the three months ended September 30, 2022 and 2021, respectively, and $455 and $395 for the nine months ended September 30, 2022 and 2021, respectively.

10.    Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at September 30, 2022 and December 31, 2021 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of September 30, 2022 and December 31, 2021, there were 13,127 and 12,693, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Common Stock

February 2021 Offering

In February 2021, the Company entered into an amended and restated underwriting agreement (the "Underwriting Agreement") with H.C. Wainwright & Co., LLC ("Wainwright"), to sell 3,902 shares of the Company's common stock for a public price of $10.25 per share, for gross proceeds of $40,000 (the "February 2021 Offering"). The Company received net proceeds of $36,504 from the February 2021 Offering after deducting underwriting discounts, commissions and estimated offering expenses. Pursuant to the Underwriting Agreement, the Company issued, to certain designees of Wainwright, five-year warrants (the “2021 Warrants”) to purchase shares of Common Stock in an amount equal to 7.0% of the aggregate number of shares sold in the February 2021 Offering, or 273 shares, at an exercise price of $12.81 per share.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $7,500 under the registration statement and prospectus supplement filed with the SEC related to such offering. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share. The Company did not sell any shares under the ATM agreement during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold 78 shares of common stock at an average price of $10.72 for proceeds of $791, net of commissions and issuance costs. The Company did not sell any shares under the ATM Agreement during the three months ended September 30, 2021. As of September 30, 2022, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Warrants

Warrants outstanding as of September 30, 2022 and December 31, 2021 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2021	Issued	Exercised	September 30, 2022
2021 Warrants	$12.81	5	273	—	—	273
June 2020 Investor Warrants	$5.18	5.5	127	—	—	127
June 2020 Placement Agent Warrants	$5.64	5	39	—	—	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	193	—	—	193
			1,240	—	—	1,240

During the nine months ended September 30, 2021, the Company received net proceeds of $1,417 from the exercise of 358 warrants and issued 300 shares of common stock, respectively, as a result of those exercises. No warrants were exercised during the nine months ended September 30, 2022.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	September 30, 2022	December 31, 2021
Current share price	$1.56	$2.65
Conversion price	$12.81	$12.81
Risk-free interest rate	4.22%	1.13%
Expected term (years)	3.36	4.11
Volatility of stock	97.7%	98.3%

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
The June 2020 Investor Warrants could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants. During the nine months ended September 30, 2022 and 2021, no shares and 270 shares of the June 2020 Investor Warrants were exercised, respectively.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	September 30, 2022	December 31, 2021
Current share price	$1.56	$2.65
Conversion price	$5.18	$5.18
Risk-free interest rate	4.23%	1.11%
Expected term (years)	3.19	3.94
Volatility of stock	99.5%	103.9%

June 2020 Placement Agent Warrants

In June 2020, the Company issued warrants (the "June 2020 Placement Agent Warrants"), exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025. During the nine months ended September 30, 2022 and 2021, no shares and 83 shares of the June 2020 Placement Agent Warrants were exercised, respectively.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	September 30, 2022	December 31, 2021
Current share price	$1.56	$2.65
Conversion price	$5.64	$5.64
Risk-free interest rate	4.19%	1.03%
Expected term (years)	2.69	3.44
Volatility of stock	101.4%	100%

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

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	September 30, 2022	December 31, 2021
Current share price	$1.56	$2.65
Conversion price	$8.10	$8.10
Risk-free interest rate	4.19%	1.04%
Expected term (years)	2.72	3.47
Volatility of stock	101.3%	99.7%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Current share price	$1.56	$2.65
Conversion price	$8.44	$8.44
Risk-free interest rate	4.09%	0.96%
Expected term (years)	2.22	2.97
Volatility of stock	72.9%	102.9%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable, have a current exercise price of $3.52 per share, and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the June 2020 Offering, the exercise price of the May 2019 Warrants was reduced to $3.52 per share, being the amount that is equal to the lower of (x) the consideration paid for the securities issued in the June 2020 Offering, or $4.51 per share, (y) the lowest exercise price of the June 2020 Investor Warrants, or $5.18, and (z) the lowest one-day volume-weighted average price of the Company’s Common Stock on the Nasdaq Capital Market as measured each day during the five trading day period starting on June 8, 2020, rounded to the nearest share, or $3.52. During the nine months ended September 30, 2022 and 2021, no shares and 5 shares of the May 2019 Warrants were exercised, respectively.

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

The warrant liability related to the May 2019 Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. Because of the price protection feature contained in the May 2019 Warrants, the Company uses a combination of the Black-Scholes Model and the Lattice Model to estimate the fair value of the warrants at each reporting period. The following assumptions were used in the Black-Scholes Model in combination with the Lattice Model to measure the fair value of the May 2019 Warrants:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Share price	$1.56	$2.65
Conversion price	$3.52	$3.52
Risk-free interest rate	4.16%	0.83%
Expected term (years)	1.6	2.4
Volatility of stock	73.7%	109.1%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

11.    Stock-based Compensation

Shares available to grant

On June 9, 2022, the Company held its 2022 annual meeting of stockholders and ratified an amendment to the Company's Amended and Restated 2014 Equity Incentive Plan to increase the total number of shares of common stock authorized for issuance by 550 shares. As of September 30, 2022, the total shares authorized for grant under the 2014 Plan was 2,524, of which 654 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2022, and activity during the nine months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	491	$32.53
Options forfeited	(51)	12.66
Options cancelled	(169)	29.82
Balance as of September 30, 2022	271	$37.97	5.51	$—
Vested and expected to vest at September 30, 2022	271	$37.97	5.51	$—
Exercisable as of September 30, 2022	259	$39.24	5.44	$—

As of September 30, 2022, total unrecognized compensation cost related to unvested stock options was $79. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.02 years.

There were no stock options awarded for the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the nine months ended September 30, 2022 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	655	$5.63
Granted	896	2.05
Vested	(409)	4.65
Forfeited	(193)	5.52
Unvested at September 30, 2022	949	$2.72

As of September 30, 2022, $2,051 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.61 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees and non-employee members of the board of directors is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$61	$119	$202	$310
Research and development	90	74	273	184
General and administrative	386	470	1,143	1,045
	$537	$663	$1,618	$1,539

401(k) Plan Share Match

During the nine months ended September 30, 2022 and 2021, the Company issued 68 and 26 shares of common stock with a fair value of $176 and $152, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the fiscal years ended December 31, 2021 and 2020, respectively.

The expense related to the accrual for the 401(k) plan share matching was $147 and $141 for the nine months ended September 30, 2022 and 2021, respectively.

12.    Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2022, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax examination.

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

Under a license agreement with the developer of certain intellectual property related to mechanical balance and support arm technologies, which granted the Company an exclusive license with respect to the technology and patent rights for certain fields of use, the Company was required to pay the developer a single-digit royalty on net receipts, subject to a $50 annual minimum royalty requirement. At the end of the second quarter of 2022, the Company ceased commercialization of the EksoZeroG support arm and is no longer required to pay the developer any further royalties.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $3,203 as of September 30, 2022, which are expected to be paid within one year, and $1,446 as of December 31, 2021. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,579 payable over 49 months related to the San Rafael and Hamburg leases disclosed in Note 9. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
14.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(4,304)	$(1,958)	$(11,902)	$(6,901)
Adjustment for gain on revaluation of warrant liabilities	—	(158)	—	(643)
Net loss applicable to common stockholders, diluted	$(4,304)	$(2,116)	$(11,902)	$(7,544)

Denominator:
Weighted-average number of shares, basic	13,071	12,661	12,896	12,029
Effect of dilutive warrants	—	49	—	104
Weighted-average number of shares, diluted	13,071	12,710	12,896	12,133

Net loss per share, basic	$(0.33)	$(0.15)	$(0.92)	$(0.57)
Net loss per share, diluted	$(0.33)	$(0.17)	$(0.92)	$(0.62)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	271	499	271	499
Restricted stock units	949	596	949	596
Warrants for common stock	1,240	1,047	1,240	881
Total common stock equivalents	2,460	2,142	2,460	1,976

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended September 30, 2022
Revenue	$3,224	$105	$3,329
Cost of revenue	1,524	119	1,643
Gross profit	$1,700	$(14)	$1,686

Three months ended September 30, 2021
Revenue	$2,716	$333	$3,049
Cost of revenue	1,044	198	1,242
Gross profit	$1,672	$135	$1,807

	EksoHealth	EksoWorks	Total
Nine months ended September 30, 2022
Revenue	$8,333	$1,028	$9,361
Cost of revenue	4,170	655	4,825
Gross profit	$4,163	$373	$4,536

Nine months ended September 30, 2021
Revenue	$6,306	$864	$7,170
Cost of revenue	2,326	510	2,836
Gross profit	$3,980	$354	$4,334

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa (EMEA), and (3) Asia Pacific (APAC). Individual countries with revenue greater than 10% of total revenue for the three and nine months ended September 30, 2022 and 2021 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas
United States	$1,475	$1,777	$4,889	$3,914
Other	73	25	249	105
Americas	1,548	1,802	5,138	4,019

EMEA
Germany	237	313	487	845
Romania	449	121	449	121
Other	372	394	1,472	1,356
EMEA	1,058	828	2,408	2,322

APAC
Indonesia	668	—	668	—
Other	55	419	1,147	829
APAC	723	419	1,815	829

Total Revenue	$3,329	$3,049	$9,361	$7,170

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference (the “Annual Report”).

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

Our leading product in EksoHealth, the EksoNR, is a robotic exoskeleton used to provide physical therapy for patients with lower extremity impairment. EksoNR includes unique features designed specifically to assist physical therapists and other clinicians to teach patients to walk again after suffering a neurological impairment. Typical conditions that can be treated with the assistance of EksoNR include ABIs, such as stroke and traumatic brain injuries, as well as SCIs, MS, and others. The benefits of EksoNR rehabilitation can include earlier mobilization of patients, longer and more intense rehab sessions, and increased quality of sessions as compared to alternative therapies. EksoNR is typically used in clinical settings, most commonly at inpatient rehab facilities and stroke centers.

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

Prior to ceasing commercialization of the EksoZeroG support arm and related products and accessories, at the end of the second quarter of 2022, we manufactured and sold our EksoZeroG tool holder, which could mount on an aerial lift platform or scaffolding. Refer to Note 6. Revenue Recognition in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Third Quarter 2022 Highlights

•Booked a total of 33 EksoNR units in the third quarter of 2022
•Reported revenue of $3.3 million in the third quarter of 2022, an increase of 9% year-over-year
•Strong cash position of $29.2 million as of September 30, 2022

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

Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. Employees who are essential to the daily operations are required to work in our facilities where enhanced personal protective equipment is in place. In addition, we have a hybrid work from home and office policy for our employees whose jobs can be performed outside of the office.

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

On May 23, 2022, John F. Glenn our former Chief Financial Officer, notified the Company of his decision to resign from his position as the Company’s Chief Financial Officer, effective June 17, 2022, in connection with his retention as an employee at another public company. Mr. Glenn’s resignation is not the result of any dispute or disagreement with the Company including any matters relating to the Company’s accounting practices or financial reporting. On May 25, 2022, our board of directors approved the appointment of Jerome Wong as Interim Chief Financial Officer, effective upon Mr. Glenn’s departure. Mr. Wong was approved by our board of directors as Chief Financial Officer, Corporate Secretary and Principal Financial Officer on October 26, 2022, after serving as Interim Chief Financial Officer from May 25, 2022 to October 25, 2022.

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
•the valuation of inventory, which impacts gross profit margins; and
•the estimates made regarding the recoverability of our net deferred tax asset, which impacts our financial condition.

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management must also make uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. During the three months ended September 30, 2022, management made no changes to its estimates regarding the likelihood of future events, but revised its estimates regarding the timing of future events. We do not believe the revision resulted in a material impact to the estimated fair value of warrant liabilities measured using the Lattice Model.

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

Deferred Tax Asset

We estimate a valuation allowance in consideration of the realizability of our net deferred tax assets, primarily based on our assessment of the timing, likelihood and amounts of potential future income during which such items become deductible. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes and estimate future amounts. Management does not believe it is more likely than not that we will generate future income in a timeframe and amount sufficient to realize our net deferred tax assets. Changes in management's estimate of future income in the timeframe during which the temporary differences and carryforwards comprising our deferred tax assets become deductible could result in a material impact to our financial position including the recognition of a net deferred tax asset.

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

Results of Operations

The following table presents our results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	Change	% Change

Revenue	$3,329	$3,049	$280	9%
Cost of revenue	1,643	1,242	401	32%
Gross profit	1,686	1,807	(121)	(7)%
Gross profit %	51%	59%

Operating expenses:
Sales and marketing	1,742	1,685	57	3%
Research and development	936	618	318	51%
General and administrative	2,662	2,293	369	16%
Total operating expenses	5,340	4,596	744	16%
Loss from operations	(3,654)	(2,789)	(865)	31%
Other (expense) income, net:
Interest expense	(34)	(24)	(10)	42%
Gain on revaluation of warrant liabilities	112	1,125	(1,013)	n/m(1)
Unrealized loss on foreign exchange	(732)	(268)	(464)	n/m(1)
Other income (expense), net	4	(2)	6	n/m(1)
Total other (expense) income, net	(650)	831	(1,481)	(178)%
Net loss	$(4,304)	$(1,958)	$(2,346)	120%
(1)Not Meaningful

Revenue

Revenue increased $0.3 million, or 9%, for the three months ended September 30, 2022, compared to the same period of 2021. Revenue in the third quarter of 2022 included approximately $3.2 million in EksoHealth revenue and approximately $0.1 million in EksoWorks revenue.

EksoHealth revenue increased approximately $0.5 million for the three months ended September 30, 2022, compared to the same period of 2021. The increase in revenue was primarily driven by an increase in the volume of EksoNR device sales in the EMEA and APAC regions. EksoWorks revenue decreased approximately $0.2 million for the three months ended September 30, 2022, compared to the same period of 2021. The decrease in EksoWorks revenue was primarily driven by a reduction in the volume of EVO and EksoVest sales.

Gross Profit

Gross profit decreased 7% for the three months ended September 30, 2022 compared to the same period of 2021, driven by a decrease in gross profit margins in EksoHealth and EksoWorks segments. Gross margin was approximately 51% for the three months ended September 30, 2022, compared to a gross margin of 59% for the same period of 2021. The overall decrease in gross margin was primarily due to the increase in EksoHealth service costs for both labor and materials usage, and increases in inventory costs due to the continued global supply shortage. Additionally, the average selling price for the EksoNR, on an aggregate basis across all regions, for the three months ended September 30, 2022 decreased 12% compared to the same period in 2021 as a result of a relative increase of indirect device sales placed through our distributors. The decrease in gross margin was partially offset by the relative increase in EksoHealth revenue, which generally has higher gross margins, in overall revenue composition.

EksoHealth service costs increased due to increased headcount, significant increases in the cost of shipping and freight related to service activities, and the servicing of on an increased number of customer units.

Operating Expenses

Research and development expenses increased $0.3 million, or 51%, for the three months ended September 30, 2022, compared to the same period of 2021, primarily due to an increase in product development activity mostly related to sustaining engineering activity for the EksoNR and the development of next generation products.

General and administrative expenses increased $0.4 million, or 16%, for the three months ended September 30, 2022, compared to the same period of 2021, primarily due to an increase in business development activities and costs associated with our move to our new headquarters and manufacturing facility in San Rafael, California.

Total Other (Expense) Income, Net

Gain on revaluation of warrant liabilities was $0.1 million for the three months ended September 30, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on warrant liabilities was $1.1 million for the three months ended September 30, 2021, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price and the risk-free rate.

Unrealized loss on foreign exchange for the three months ended September 30, 2022 was $0.7 million compared to an unrealized loss on foreign exchange of $0.3 million for the same period of 2021. The unrealized loss was primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,
	2022	2021	Change	% Change

Revenue	$9,361	$7,170	$2,191	31%
Cost of revenue	4,825	2,836	1,989	70%
Gross profit	4,536	4,334	202	5%
Gross profit %	48%	60%

Operating expenses:
Sales and marketing	5,212	5,265	(53)	(1)%
Research and development	2,855	1,930	925	48%
General and administrative	7,589	6,415	1,174	18%
Total operating expenses	15,656	13,610	2,046	15%
Loss from operations	(11,120)	(9,276)	(1,844)	20%
Other (expense) income, net:
Interest expense	(90)	(77)	(13)	17%
Gain on revaluation of warrant liabilities	1,011	2,011	(1,000)	n/m(1)
Gain on forgiveness of note payable	—	1,099	(1,099)	n/m(1)
Unrealized loss on foreign exchange	(1,704)	(640)	(1,064)	n/m(1)
Other income (expense), net	1	(18)	19	(106)%
Total other (expense) income, net	(782)	2,375	(3,157)	(133)%
Net loss	$(11,902)	$(6,901)	$(5,001)	72%

(1)Not Meaningful

Revenue

Revenue increased $2.2 million, or 31%, for the nine months ended September 30, 2022, compared to the same period of 2021. Revenue for the nine months ended September 30, 2022 included approximately $8.3 million in EksoHealth revenue and approximately $1.0 million in EksoWorks revenue.

EksoHealth revenue increased approximately $2.0 million, or 32%, for the nine months ended September 30, 2022, compared to the same period of 2021. The increase in revenue was primarily driven by an increase in the volume of EksoNR device sales in the Americas, EMEA, and APAC regions. EksoWorks revenue increased approximately $0.2 million, or 19%, for the nine months ended September 30, 2022, compared to the same period of 2021. The increase in revenue was primarily related to the recognition of previously deferred prepaid royalties associated with a license and distribution agreement that expired.

Gross Profit

Gross profit increased 5% for the nine months ended September 30, 2022 compared to the same period of 2021, largely driven by the increase in EksoHealth revenue as discussed above. Gross margin was approximately 48% for the nine months ended September 30, 2022, compared to a gross margin of 60% for the same period of 2021. The overall decrease in gross margin was primarily due to an increase in EksoHealth service costs for both labor and materials usage, and increases in inventory costs due to the continued global supply shortage. The decrease in gross margin was partially offset by the recognition of previously deferred prepaid royalties associated with a license and distribution agreement that expired.

EksoHealth service costs increased due to increased headcount and the servicing of an increased number of customer units, owing to the receipt of service parts during the period, the shortage of which had previously precluded the completion of service. Additionally, we have experienced significant increases in the cost of shipping and freight related to service activities.

Operating Expenses

Research and development expenses increased $0.9 million, or 48%, for the nine months ended September 30, 2022, compared to the same period of 2021, due to an increase in product development activity mostly related to sustaining engineering activity for the EksoNR.

General and administrative expenses increased $1.2 million, or 18%, for the nine months ended September 30, 2022, compared to the same period of 2021, primarily due to noncash stock-based compensation related to the appointment of our new Chief Executive Officer, severance expense associated with the departure of our former Chief Executive Officer, an increase in business development activities, and costs associated with our move to our new headquarters and manufacturing facility in San Rafael, California.

Total Other (Expense) Income, Net

Gain on revaluation of warrant liabilities was $1.0 million for the nine months ended September 30, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on warrant liabilities was $2.0 million for the nine months ended September 30, 2021, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price and risk free rate.

Gain on forgiveness of note payable of $1.1 million for the nine months ended September 30, 2021, related to the forgiveness of our PPP Loan. There was no comparable item in the nine months ended September 30, 2022.

Unrealized loss on foreign exchange for the nine months ended September 30, 2022 was $1.7 million compared to an unrealized loss on foreign exchange of $0.6 million for the same period of 2021. The unrealized loss was primarily due to foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts toward the development and commercialization of exoskeletons for the medical and industrial markets. and toward raising capital. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

Liquidity and Capital Resources

On September 30, 2022, we had working capital of $28.9 million, compared to working capital of $40.9 million at December 31, 2021. The decrease in working capital was primarily due to a lower cash balance from cash used in operations. Our cash as of September 30, 2022, consisted of bank deposits with third party financial institutions. As of September 30, 2022, of our $29.2 million of cash, $28.1 million was held domestically while $1.1 million was held by foreign subsidiaries.

As described in Note 8 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption Notes Payable, net, borrowings under our new secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2022, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2022 is estimated to be $27.2 million. With this unrestricted cash balance, we believe that we currently have sufficient cash to fund our operations beyond the look forward period of one year from the issuance of these condensed consolidated financial statements.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(11,044)	$(8,081)
Net cash used in investing activities	(141)	(60)
Net cash provided by financing activities	—	38,712
Effect of exchange rate changes on cash	(41)	6
Net (decrease) increase in cash	(11,226)	30,577
Cash at the beginning of the period	40,406	12,862
Cash at the end of the period	$29,180	$43,439

Net Cash Used in Operating Activities

Net cash used in operations increased $3.0 million, or 37%, for the nine months ended September 30, 2022, compared to the same period of 2021 primarily due to higher payments for business development costs incurred in late 2021, increased employee compensation, and increased inventory purchases.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $0.1 million for the nine months ended September 30, 2022, compared to the same period of 2021 due to cash outflows for leasehold improvements for our new headquarters and manufacturing facility in San Rafael, California.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $38.7 million for the nine months ended September 30, 2021, was generated from the sale of common stock and warrants for net proceeds of $36.5 million in connection with the equity financing, net proceeds of $0.7 million from our “at the market offering” program, and proceeds of $1.4 million from the exercise of warrants. There was no comparable amount for the nine months ended September 30, 2022.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2022, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years
Note payable, principal and interest	$2,124	$2,124	$—	$—
Facility operating leases	1,579	314	822	443
Purchase obligations	3,203	3,203	—	—
Total	$6,906	$5,641	$822	$443

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2022, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are subject to legal proceedings and claims arising in the ordinary course of business. Based on our current knowledge, we believe that the amount or range of reasonably possible losses will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, or financial condition.

The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, please refer to Note 13. Commitments and Contingencies in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Lease, dated July, 15, 2022, between Don Tornberg and Ekso Bionics, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (“XBRL”):
• unaudited condensed consolidated balance sheets;
• unaudited condensed consolidated statements of operations and comprehensive income (loss);
• unaudited condensed consolidated statements of stockholders’ equity;
• unaudited condensed consolidated statement of cash flows; and
• notes to unaudited condensed consolidated financial statements.

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: November 3, 2022	By:	/s/ Steven Sherman
Steven Sherman
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)