Form 10-Q
period 2023-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2023-04-27
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

The number of shares of registrant’s common stock outstanding as of April 25, 2023 was 13,502,873.

 Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2023	December 31, 2022
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$16,277	$20,525
Accounts receivable, net of allowances of $11 and $40, respectively	4,827	4,625
Inventories	5,662	5,187
Prepaid expenses and other current assets	831	700
Total current assets	27,597	31,037
Property and equipment, net	2,454	2,680
Right-of-use assets	1,228	1,307
Intangible assets, net	5,136	5,217
Goodwill	431	431
Other assets	258	231
Total assets	$37,104	$40,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,042	$3,151
Accrued liabilities	2,227	2,278
Deferred revenues, current	1,296	1,121
Notes payable, current	2,623	2,310
Lease liabilities, current	349	341
Total current liabilities	9,537	9,201
Deferred revenues	1,367	1,032
Notes payable, net	3,534	3,767
Lease liabilities	999	1,087
Warrant liabilities	259	233
Other non-current liabilities	125	141
Total liabilities	15,821	15,461
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 13,342 and 13,203 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	249,237	248,813
Accumulated other comprehensive income	369	563
Accumulated deficit	(228,336)	(223,947)
Total stockholders’ equity	21,283	25,442
Total liabilities and stockholders’ equity	$37,104	$40,903

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$4,122	$2,567
Cost of revenue	2,122	1,358
Gross profit	2,000	1,209

Operating expenses:
Sales and marketing	2,088	1,629
Research and development	1,154	921
General and administrative	3,206	2,896
Total operating expenses	6,448	5,446

Loss from operations	(4,448)	(4,237)

Other (expense) income, net:
Interest expense	(127)	(27)
Loss on revaluation of warrant liabilities	(26)	(100)
Unrealized gain (loss) on foreign exchange	217	(254)
Other expense, net	(5)	(2)
Total other income (expense), net	59	(383)

Net loss	$(4,389)	$(4,620)
Other comprehensive (loss) income	(194)	212
Comprehensive loss	$(4,583)	$(4,408)

Net loss per share applicable to common shareholders, basic and diluted	$(0.33)	$(0.36)

Weighted average number of shares outstanding, basic and diluted	13,296	12,728

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	13,203	$13	$248,813	$563	$(223,947)	$25,442
Net loss	—	—	—	—	—	—	(4,389)	(4,389)
Issuance of common stock under:
Equity incentive plan	—	—	139	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	424	—	—	424
Foreign currency translation adjustments	—	—	—	—	—	(194)	—	(194)
Balance at March 31, 2023	—	$—	13,342	$13	$249,237	$369	$(228,336)	$21,283

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	12,693	$13	$246,090	$(17)	$(208,867)	$37,219
Net loss	—	—	—	—	—	—	(4,620)	(4,620)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	68	—	176	—	—	176
Equity incentive plan	—	—	83	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	499	—	—	499
Foreign currency translation adjustments	—	—	—	—	—	212	—	212
Balance at March 31, 2022	—	$—	12,844	$13	$246,765	$195	$(213,487)	$33,486

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(4,389)	$(4,620)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	414	231
Changes in allowance for doubtful accounts	1	(9)
Loss on revaluation of warrant liabilities	26	100
Stock-based compensation expense	424	499
Common stock contribution to 401(k) plan	93	64
Unrealized (gain) loss on foreign currency transactions	(217)	254
Changes in operating assets and liabilities:
Accounts receivable	(202)	1,297
Inventories	(375)	(562)
Prepaid expenses and other assets, current and noncurrent	(134)	(302)
Accounts payable	(110)	(166)
Accrued, lease and other liabilities, current and noncurrent	(248)	(504)
Deferred revenues	503	(488)
Net cash used in operating activities	(4,214)	(4,206)
Investing activities:
Acquisition of property and equipment	(42)	—
Net cash used in investing activities	(42)	—
Effect of exchange rate changes on cash	8	(24)
Net decrease in cash	(4,248)	(4,230)
Cash at beginning of period	20,525	40,406
Cash at end of period	$16,277	$36,176

Supplemental disclosure of cash flow activities
Cash paid for interest	$47	$27

Supplemental disclosure of non-cash activities
Transfer of inventory (from) to property and equipment	$(96)	$29
Share issuance for common stock contribution to 401(k) plan	$—	$176

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

On December 5, 2022, the Company acquired the Human Motion and Control (“HMC”) Business Unit from Parker Hannifin Corporation (“Parker”), an Ohio corporation. The assets acquired from the business unit include intellectual property rights for devices which are U.S. Food and Drug Administration ("FDA")-cleared lower-limb powered exoskeletons that enable task-specific, overground gait training to patients with weakness or paralysis in their lower extremities. Products include Ekso Indego Personal, a light-weight exoskeleton for safe use in most home and community environments, and Ekso Indego Therapy, an adjustable exoskeleton for patients with spinal cord injury and stroke, complementing Ekso’s product offering in outpatient facilities.

Liquidity and Capital Resources

As of March 31, 2023, the Company had an accumulated deficit of $228,336.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the three months ended March 31, 2023, the Company used $4,214 of cash in its operations. Cash on hand as of March 31, 2023 was $16,277.

As described in Note 10, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of March 31, 2023, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2023 is approximately $14,277.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management intends to raise funds through one or more financings. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. If we are unable to complete sufficient additional financings, management’s plans include delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocused sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
expenses to align with our available cash is probable. Accordingly, we believe our plan will be sufficient to alleviate substantial doubt for a period of at least 12 months from the date of issuance of these consolidated financial statements which is in the second quarter of 2024.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 28, 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2022, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future periods.

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

The Company exercised judgement to determine that a product return reserve was not required as historical returns activity have not been material.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The allowance for potential credit losses on trade receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable as of March 31, 2023 and December 31, 2022.

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

At March 31, 2023 the Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (30%) as compared with no customers at December 31, 2022.

During the three months ended March 31, 2023, the Company had two customers with sales of 10% or more of the Company’s total revenue (26% and 14%), as compared with one in the three months ended March 31, 2022 (11%).

Accounting Pronouncements Adopted in 2023

In June 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amended the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which is based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Previously, U.S. GAAP required entities to write down credit losses only when losses were probable and loss reversals were not permitted. The Company adopted ASU 2016-13 as of January 1, 2023, using the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company's financial position or the results of operations.

Recent Accounting Pronouncements

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

3.    Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the three months ended March 31, 2023 and 2022, is reflected in the table below net of tax:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$563	$(17)
Net unrealized (loss) gain on foreign currency translation	(194)	212
Balance at end of period	$369	$195

4.     Human Motion and Control Acquisition

On December 5, 2022, the Company acquired the HMC business from Parker. The assets acquired from the business unit include intellectual property rights for devices which are FDA-cleared lower-limb powered exoskeletons that enable task-specific, overground gait training to patients with weakness or paralysis in their lower extremities. Products include Ekso Indego Personal, a light-weight exoskeleton for safe use in most home and community environments, and Ekso Indego Therapy, an adjustable exoskeleton for patients with spinal cord injury and stroke, complementing Ekso’s product offering in outpatient facilities.

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

As consideration for the assets acquired, the Company (i) paid the Parker $5,000 in cash and (ii) delivered to Parker a $5,000 unsecured, subordinated zero percent interest promissory note (the “Promissory Note”). Under the terms of the Promissory Note, the Company shall pay Parker sixteen (16) equal quarterly installments of $313, with the first payment being due and payable December 31, 2023, and the last payment being due and payable September 30, 2027. For additional information see Note 10.

The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations, by applying the acquisition method, and accordingly, the purchase price of $9,055, as calculated in the table below, was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The fair values presented for fixed assets, intangible assets, and goodwill are preliminary figures pending final fair value analyses. In accordance with ASC 805, the acquirer has a year from the date of acquisition to recognize measurement period adjustments. The preliminary fair values presented below could be subject to change as result of the aforementioned adjustments. The excess of the purchase price over the preliminary net assets acquired of $431 was recorded as goodwill. The goodwill recognized is attributed primarily to expected synergies of HMC with the Company. From the acquisition date and as of March 31, 2023, there were no changes in the recognized amounts of goodwill resulting from the acquisition.

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

The fair value of finished goods inventories acquired was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort. The fair value of raw materials acquired were estimated using current prices from suppliers. The fair value of fixed assets was estimated using a cost approach, adjusting historical gross asset values for inflation, reduced for the remaining estimated economic life of the assets. The preliminary fair values of intangible assets were estimated using a relief from royalty method, the excess earnings method, and a distributor method, all income approaches, which required significant estimates from management regarding future sales expectations, long term operating margins, the weighted average cost of capital or other appropriate discount rates, and royalty rates. The fair value of the promissory note was estimated as the present value of scheduled principal payments discounted at the Company's estimated borrowing rate.

The Company recorded $5,240 to intangible assets as of the acquisition date and is amortizing the value of the developed technology, customer relationships and intellectual property over a weighted average estimated useful life of eight years. Amortization expense related to the acquired definite lived intangible assets was $82 for the three months ended March 31, 2023, and was included as a component of operating expenses and cost of revenue in the consolidated statement of operations and comprehensive loss. Of the $431 of goodwill, none was expected to be deductible for tax purposes.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2023
Liabilities
Warrant liabilities	$259	$—	$—	$259
December 31, 2022
Liabilities
Warrant liabilities	$233	$—	$—	$233

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2023, which were measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2022	$233
Net loss on revaluation of warrants issued	26
Balance at March 31, 2023	$259

Refer to Note 12. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

6.    Inventories

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$3,907	$3,837
Work in progress	705	487
Finished goods	1,050	863
Inventories	$5,662	$5,187

7.    Revenue

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
In June 2022, the Company ceased commercialization of the EksoZeroG support arm and related products and accessories. Refer to Note 15. Commitment and Contingencies for further information regarding commitments and obligations related to the EksoZeroG product line.

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts, but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenue consisted of the following:

	March 31, 2023	December 31, 2022
Deferred extended maintenance and support	$2,519	$2,124
Customer advances	144	29
Total deferred revenues	2,663	2,153
Less current portion	(1,296)	(1,121)
Deferred revenues, non-current	$1,367	$1,032

Deferred revenue activity consisted of the following for the three months ended March 31, 2023:

Beginning balance	$2,153
Deferral of revenue	1,170
Recognition of deferred revenue	(660)
Ending balance	$2,663

The Company expects to recognize approximately $1,080 of the deferred revenue during the remainder of 2023, $795 in 2024, and $788 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $1,396, expected to be recognized between 2023 and 2025, related to its contracts for subscription units with its customers. These subscription contracts typically have 12 to 24 month terms, and subscription income is recognized on a straight-line basis over the term of the contract.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$3,048	$111	$3,159
Service and support	644	—	644
Subscriptions	275	7	282
Parts and other	30	7	37
	$3,997	$125	$4,122

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$963	$309	$1,272
Service and support	467	—	467
Subscriptions	216	69	285
Parts and other	156	308	464
Collaborative arrangements	79	—	79
	$1,881	$686	$2,567

8.    Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Salaries, benefits and related expenses	$1,739	$1,843
Device warranty	301	274
Other	187	161
Total	$2,227	$2,278

Warranty

The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three months ended March 31, 2023 is as follows:

Three months ended
March 31, 2023
Balance at beginning of period	$413
Additions for estimated future costs	113
Incurred costs	(100)
Balance at end of period	$426

Balance as of March 31, 2023
Current portion	$308
Long-term portion	118
Total	$426

9.    Goodwill and Intangible Assets

Goodwill

The Company determined no impairment existed for goodwill for the three months ended March 31, 2023.
Intangible Assets

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of preliminary gross assets, accumulated amortization, and net carrying values for definite and indefinite lived intangible asset balances as of March 31, 2023:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(93)	$2,217
Trade name	2,310	N/A	2,310
Intellectual property	460	—	460
Customer relationships	140	(6)	134
Below market lease	20	(5)	15
Total intangible assets	$5,240	$(104)	$5,136

Definite lived intangible assets are amortized over their estimated lives using the straight line method, which is estimated as 8 years for developed technology, 12 years for intellectual property, eight years for customer relationships and one year for below market lease. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded. The Company determined no impairment existed for intangible assets for the three months ended March 31, 2023.

The estimated future amortization expenses related to definite lived intangible assets as of March 31, 2023 is as follows (in thousands):

Fiscal Year	Amount
2023 - remainder	$320
2024	306
2025	345
2026	345
2027	345
2028 and thereafter	1,164
Total	$2,825

10.    Notes Payable, net

PWB Term Loan

In August 2020, the Company entered into a loan agreement (the "PWB Loan Agreement") with a lender, Pacific Western Bank, and received a loan in the principal amount of $2,000 (the "PWB Term Loan") that bears interest on the outstanding daily balance at a rate equal to the greater of: (a) 0.50% above the variable rate of interest announced by the lender as its “prime rate” then in effect; or (b) 4.50%. The PWB Loan Agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of March 31, 2023. On March 31, 2023, with cash on hand of $16,277, the Company was compliant with this covenant. In March 2023, the Company entered into an amendment to the PWB Loan Agreement increasing

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
the primary depository covenant which restricts the Company from having more than $3,000 held in subsidiary accounts outside of the United States until July 2, 2023 at which time the amount decreases to $1,000.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 8.54% for the three months ended March 31, 2023. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan.

The following table presents scheduled principal payments of the Company’s PWB term loan as of March 31, 2023:

Period	Amount
2023 - remainder	$2,000
Total principal payments	2,000
Less debt discount and issuance cost	2
Note payable, net	$1,998

Current portion	$1,998
Long-term portion	—
Note payable, net	$1,998

Parker Hannifin Promissory Note

In connection with the HMC Acquisition, on December 5, 2022, the Company delivered a $5,000 unsecured, subordinated promissory note (the "Promissory Note") to Parker. The Promissory Note, subordinate to the PWB Term Loan, bears no interest with principal payable in sixteen equal installments due on the last day of each quarter, commencing on December 31, 2023 and maturing on September 30, 2027. For additional information see Note 4.

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

The Company recorded the Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's PWB Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.6% for the three months ended March 31, 2023. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $79 for the three months ended March 31, 2023.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The following table presents scheduled principal payments of the Company's note payable as of March 31, 2023:

Period	Amount
2023 - remainder	$313
2024	1,250
2025	1,250
2026	1,250
2027	937
Total principal payments	5,000
Less debt discount	(841)
Note payable, net	$4,159

Current portion	625
Long-term portion	3,534
Note payable, net	$4,159

11.    Lease Obligations

The Company maintained a five-year operating lease agreement for its headquarters and manufacturing facility in Richmond, California (the "Richmond Lease") which expired at the end of May 2022. The Company continued to maintain its tenancy at this location until the end of August 2022. Pursuant to the terms of the original lease agreement, the Company incurred monthly expenses equal to the most recent monthly lease payment under the now expired lease agreement and common area maintenance costs plus a 25% mark-up.

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

The Company’s future lease payments as of March 31, 2023, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2023 - remainder	$308
2024	421
2025	402
2026	349
2027	—
Total lease payments	1,480
Less: imputed interest	(132)
Present value of lease liabilities	$1,348

Weighted-average remaining lease term (in years)	3.45
Weighted-average discount rate	5.4%

Lease expense under the Company’s operating leases was $133 and $142 for the three months ended March 31, 2023 and 2022, respectively.

12.    Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at March 31, 2023 and December 31, 2022 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of March 31, 2023 and December 31, 2022, there were 13,342 and 13,203, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $7,500 under the registration statement and prospectus supplement filed with the SEC related to such offering. Under the ATM Agreement, shares of the Company's common stock may not be sold for a price lower than $6.75 per share. The Company did not sell any shares under the ATM agreement during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company has $6,668 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
Warrants

Warrants outstanding as of March 31, 2023 and December 31, 2022 were as follows:

Source	Exercise Price	Term (Years)	December 31, 2022	Issued	Exercised	March 31, 2023
2021 Warrants	$12.81	5	273	—	—	273
June 2020 Investor Warrants	$5.18	5.5	127	—	—	127
June 2020 Placement Agent Warrants	$5.64	5	39	—	—	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	193	—	—	193
			1,240	—	—	1,240

No warrants were exercised during the three months ended March 31, 2023 and 2022.

2021 Warrants

In February 2021, the Company issued warrants (the "2021 Warrants"), exercisable for up to 273 shares of the Company’s common stock at an exercise price of $12.81 per share. The 2021 Warrants were exercisable immediately, and will expire five years from the date of issuance, or on February 11, 2026.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	March 31, 2023	December 31, 2022
Current share price	$1.65	$1.19
Conversion price	$12.81	$12.81
Risk-free interest rate	4.68%	4.21%
Expected term (years)	2.86	3.11
Volatility of stock	93.5%	99.6%

June 2020 Investor Warrants

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	March 31, 2023	December 31, 2022
Current share price	$1.65	$1.19
Conversion price	$5.18	$5.18
Risk-free interest rate	4.73%	4.23%
Expected term (years)	2.69	2.94
Volatility of stock	72.5%	99.6%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Current share price	$1.65	$1.19
Conversion price	$5.64	$5.64
Risk-free interest rate	4.88%	4.33%
Expected term (years)	2.19	2.44
Volatility of stock	70.7%	73.5%

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

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	March 31, 2023	December 31, 2022
Current share price	$1.65	$1.19
Conversion price	$8.10	$8.10
Risk-free interest rate	4.87%	4.32%
Expected term (years)	2.22	2.47
Volatility of stock	70.8%	73.3%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Current share price	$1.65	$1.19
Conversion price	$8.44	$8.44
Risk-free interest rate	4.95%	4.42%
Expected term (years)	1.72	1.97
Volatility of stock	62.1%	71.8%

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Share price	$1.65	$1.19
Conversion price	$3.52	$3.52
Risk-free interest rate	4.55%	4.6%
Expected term (years)	1.2	1.4
Volatility of stock	62.8%	74.5%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

13.    Stock-based Compensation

Shares available to grant

As of March 31, 2023, the total number of shares authorized for grant under the Company's Amended and Restated 2014 Equity Incentive Plan was 2,524, of which 53 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2023, and activity during the three months then ended:

	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	270	$37.96
Options forfeited	—	—
Options cancelled	(2)	56.70
Balance as of March 31, 2023	268	$37.85	5.00	$—
Vested and expected to vest at March 31, 2023	268	$37.85	5.00	$—
Exercisable as of March 31, 2023	262	$38.51	4.97	$—

As of March 31, 2023, total unrecognized compensation cost related to unvested stock options was $36. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 0.63 years.

There were no stock options awarded during the three months ended March 31, 2023 and 2022.

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

Combined RSU and PSU activity for the three months ended March 31, 2023 is summarized below:

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	1,383	$2.17
Granted	—	—
Vested	(354)	1.52
Forfeited	—	—
Unvested at March 31, 2023	1,029	$2.40

As of March 31, 2023, $1,542 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.46 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees and non-employee members of the board of directors is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$64	$69
Research and development	82	79
General and administrative	278	351
	$424	$499

401(k) Plan Share Match

During the three months ended March 31, 2023 and 2022, the Company issued 0 and 68 shares of common stock with a fair value of $0 and $176, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2022 and 2021, respectively. The share issuance related to the matching of contributions for the year ended December 31, 2022 was delayed to the three months ended June 30, 2023.

The expense for the 401(k) plan share matching was $93 and $64 for the three months ended March 31, 2023 and 2022, respectively.

14.    Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2023, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year.

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

In connection with the HMC Acquisition, the Company assumed two license agreements with Vanderbilt University to maintain exclusive rights to patents on the Company's behalf. The Vanderbilt Exoskeleton License Agreement was entered into as of October 15, 2012 and will continue until April 29, 2038, unless sooner terminated. Under this agreement, the Company is required to pay 6% of net sales of licensed patent products and 3% of net sales of licensed software products. The minimum annual royalty for licensed products is $250 after July 31, 2018. The Vanderbilt Knee License Agreement was entered into as of March 1, 2022 and will continue until February 15, 2041, unless sooner terminated. Under this agreement, the Company is required to pay the remaining issue fee balance of $100 on April 30, 2023, and pay 3.75% of net sales for licensed patent products and the minimum annual royalty is $75 due on or before July 31, 2028. In addition to the assumption of the license agreements, the Company entered into transitional use agreements with Parker granting the Company access to certain information technology systems and manufacturing facilities in Macedonia, Ohio for twelve months following the date of the acquisition. As consideration for access to these resources, the Company is required to make monthly payments of $20.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company is currently experiencing shortages and supply chain disruptions. Electronic components in general, semiconductor chips, battery cells, metals and plastics, all of which are used in the Company's products, are also in shorter supply compared to prior periods, and the Company is also experiencing longer lead times for manufacturing services such as machining and tool making and increased pricing.

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $3,800 as of March 31, 2023, which are expected to be paid within one year, and $3,480 as of December 31, 2022. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,480 payable over 43 months related to the San Rafael and Hamburg leases disclosed in Note 11. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
16.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(4,389)	$(4,620)

Denominator:
Weighted-average number of shares, basic and diluted	13,296	12,728

Net loss per share, basic and diluted	$(0.33)	$(0.36)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	268	449
Restricted stock units	1,029	581
Warrants for common stock	1,240	1,240
Total common stock equivalents	2,537	2,270

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended March 31, 2023
Revenue	$3,997	$125	$4,122
Cost of revenue	1,951	171	2,122
Gross profit	$2,046	$(46)	$2,000

Three months ended March 31, 2022
Revenue	$1,881	$686	$2,567
Cost of revenue	1,015	343	1,358
Gross profit	$866	$343	$1,209

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa (EMEA), and (3) Asia Pacific (APAC). Individual countries with revenue greater than 10% of total revenue for the three months ended March 31, 2023 and 2022 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended March 31,
	2023	2022
Americas
United States	$2,958	$1,343
Other	4	55
Americas	2,962	1,398

EMEA
Germany	244	124
Other	512	440
EMEA	756	564

APAC
Japan	—	280
Other	404	325
APAC	404	605

Total Revenue	$4,122	$2,567

Note. 18     Related Party Transactions

On February 4, 2023, the Company entered into a mutual release and settlement agreement with an entity to settle and resolve any and all potential claims brought forth in connection with a consulting agreement executed between the entity and the Company in July 2017. Under the terms of the consulting agreement, the Company was required to make milestone payments for the introduction of potential partners for, and the consummation of, a strategic joint venture. A member of the Company's board of directors is affiliated with one of two entities under common control.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)
The Company settled on an amount of $325 to be paid in cash over fourteen months, with combined initial payments of $145 due in the first 40 days and $15 per month for the remaining 12 months.The Company has a liability of $180 and $325 related to this settlement on its consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) statements regarding the financial and operational impacts on our business following the completion of the HMC Acquisition, (v) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (vi) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vii) our beliefs regarding potential clinical and other health benefits of our medical devices, (viii) the impact and effects of the COVID-19 pandemic and other risk factors on our business, results of operations or prospects, and (ix) the assumptions underlying or relating to any statement described in points (i), through (viii) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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
•our ability to generate sufficient cash flow to service our debt obligations;
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
•our customers’ ability to get third-party reimbursement for our products and services associated with them and our ability to manage the complex and lengthy reimbursement process;
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

•scope, scale and duration of the impact of outbreaks of a pandemic disease, such as COVID-19;
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

First Quarter 2023 Highlights

•Booked a total of 23 EksoNR units in the first quarter of 2023
•Reported revenue of $4.1 million in the first quarter of 2023, an increase of 61% year-over-year
Economic and Industry Trends

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management must also make uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. During the three months ended March 31, 2023, management made no changes to its estimates regarding the likelihood of future events, but revised its estimates regarding the timing of future events. We do not believe the revision resulted in a material impact to the estimated fair value of warrant liabilities measured using the Lattice Model.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change

Revenue	$4,122	$2,567	$1,555	61%
Cost of revenue	2,122	1,358	764	56%
Gross profit	2,000	1,209	791	65%
Gross profit %	49%	47%

Operating expenses:
Sales and marketing	2,088	1,629	459	28%
Research and development	1,154	921	233	25%
General and administrative	3,206	2,896	310	11%
Total operating expenses	6,448	5,446	1,002	18%
Loss from operations	(4,448)	(4,237)	(211)	5%
Other (expense) income, net:
Interest expense	(127)	(27)	(100)	370%
Loss on revaluation of warrant liabilities	(26)	(100)	74	n/m(1)
Unrealized gain (loss) on foreign exchange	217	(254)	471	n/m(1)
Other expense, net	(5)	(2)	(3)	n/m(1)
Total other (expense) income, net	59	(383)	442	(115)%
Net loss	$(4,389)	$(4,620)	$231	(5)%
(1)Not Meaningful

Revenue

Revenue increased $1.6 million, or 61%, for the three months ended March 31, 2023, compared to the same period of 2022. This increase was comprised of a $2.1 million increase in EksoHealth revenue, partially offset by a $0.6 million decrease in EksoWorks.

The increase in EksoHealth revenue was primarily driven by an increase in the volume of EksoNR device sales. The decrease in EksoWorks revenue was primarily driven by a reduction in the volume of EVO and EksoVest sales and the absence of the recognition of prepaid royalties in the same period of 2022, which was associated with a license and distribution agreement that expired.

Gross Profit

Gross profit increased $0.8 million for the three months ended March 31, 2023 compared to the same period of 2022, driven by an increase in sales in the EksoHealth segment.

Gross margin increased to 49% for the three months ended March 31, 2023, compared to a gross margin of 47% for the same period of 2022. The overall increase in gross margin was primarily due to lower device costs.

Operating Expenses

Sales and marketing expenses increased $0.5 million, or 28%, for the three months ended March 31, 2023, compared to the same period of 2022. The increase was primarily due to the addition of headcount associated with the acquisition of HMC and an increase in marketing activities.

Research and development expenses increased $0.2 million, or 25%, for the three months ended March 31, 2023, compared to the same period of 2022. The increase was primarily due to the addition of headcount and costs associated with the acquisition of HMC

General and administrative expenses increased $0.3 million, or 11%, for the three months ended March 31, 2023, compared to the same period of 2022, primarily due to an increase in HMC related audit and integration costs offset by the absence of severance costs associated with the departure of our former Chief Executive Officer in the same period of 2022.

Total Other (Expense) Income, Net

Loss on revaluation of warrant liabilities was de minimis for the three months ended March 31, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Loss on warrant liabilities was $0.1 million for the three months ended March 31, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price and the risk-free rate.

Unrealized gain on foreign exchange for the three months ended March 31, 2023 was $0.2 million compared to an unrealized loss on foreign exchange of $0.3 million for the same period of 2022. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts toward the development and commercialization of exoskeletons for the medical and industrial markets and toward raising capital. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

Liquidity and Capital Resources

On March 31, 2023, we had working capital of $18.1 million, compared to working capital of $21.8 million at December 31, 2022. The decrease in working capital was primarily due to a lower cash balance from cash used in operations. Our cash as of March 31, 2023, consisted of bank deposits with third party financial institutions. As of March 31, 2023, of our $16.3 million of cash, $15.3 million was held domestically while $1.0 million was held by foreign subsidiaries.

As described in Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption Notes Payable, net, borrowings under our secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of March 31, 2023, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2023 is approximately $14.3 million.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(4,214)	$(4,206)
Net cash used in investing activities	(42)	—
Effect of exchange rate changes on cash	8	(24)
Net decrease in cash	(4,248)	(4,230)
Cash at the beginning of the period	20,525	40,406
Cash at the end of the period	$16,277	$36,176

Net Cash Used in Operating Activities

Net cash used in operations increased 0%, for the three months ended March 31, 2023, compared to the same period of 2022 was primarily due to payments of acquisition and integration costs associated with HMC, offset by payments of business development costs incurred in late 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023, was related to leasehold improvements for our new headquarters and manufacturing facility in San Rafael, California.

Material Cash Requirements

Our material cash requirements include the following items, some of which are represented in the table of Contractual Obligations and Commitments: (1) employee wages, benefits and incentives, (2) the procurement of raw materials and components to support the manufacturing and sale of our products, (3) expenditures for the ongoing improvement and development of existing and new technologies, (4) debt repayments (for additional information see Note 10 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q), and (5) operating lease payments (for additional information see Note 11 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q).

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations with the additional headcount and product development activities assumed in the HMC Acquisition. Additionally, our term loan with Pacific Western Bank will mature in August 2023 requiring cash outflows of $2.0 million for the repayment of principal. Principal payments on our promissory note with Parker Hannifin begin in December 2023. Notwithstanding our ability to refinance our maturing loan obligation, coordinate with our suppliers to delay the receipt of materials on order, or delay product development activities, with cash on hand of $16.3 million at March 31, 2023 we have sufficient resources to finance our operations until the first quarter of 2024. However, as described in Note. 1 of the notes to our condensed consolidated financial statements management believes our plans are sufficient to alleviate the substantial doubt raised at March 31, 2023 about our ability to meet cash requirements twelve months from the issuance of the financial statements which is in the second quarter of 2024.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2023, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
	Total	Less than One Year	1-3 Years	3-5 Years
Term loan	$2,067	$2,067	$—	$—
Promissory note	5,000	625	2,500	1,875
Facility operating leases	1,480	412	813	255
Purchase obligations	3,800	3,800	—	—
Total	$12,347	$6,904	$3,313	$2,130

In response to, or in anticipation of, supplier disruptions and extended lead times, we may stockpile certain components or raw materials to help prevent disruption in our production of the EksoNR, and Ekso Indego Therapy and Ekso Indego Personal devices. Such purchasing behavior is a contributing factor to the increase in purchase obligations as compared to prior periods. These actions have, and could continue to have, a short-term adverse impact on our cash used in operating activities and increase our inventory balance. Obligations related to these activities are reflected in the line purchase obligations in the table above.

Refer to Note 15. Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding our contractual obligations, and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2023, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (“XBRL”):
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

EKSO BIONICS HOLDINGS, INC.

Date: April 27, 2023	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2023	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)