Form 10-Q
period 2023-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2023-07-27
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of registrant’s common stock outstanding as of July 24, 2023 was 13,806,950.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2023	December 31, 2022
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and restricted cash	$13,307	$20,525
Accounts receivable, net of allowances of $4 and $40, respectively	5,052	4,625
Inventories	5,602	5,187
Prepaid expenses and other current assets	759	700
Total current assets	24,720	31,037
Property and equipment, net	2,304	2,680
Right-of-use assets	1,146	1,307
Intangible assets, net	5,053	5,217
Goodwill	431	431
Other assets	332	231
Total assets	$33,986	$40,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,155	$3,151
Accrued liabilities	2,393	2,278
Deferred revenues, current	1,286	1,121
Notes payable, current	2,937	2,310
Lease liabilities, current	358	341
Total current liabilities	10,129	9,201
Deferred revenues	1,632	1,032
Notes payable, net	3,301	3,767
Lease liabilities	907	1,087
Warrant liabilities	107	233
Other non-current liabilities	103	141
Total liabilities	16,179	15,461
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 13,807 and 13,203 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14	13
Additional paid-in capital	250,000	248,813
Accumulated other comprehensive income	359	563
Accumulated deficit	(232,566)	(223,947)
Total stockholders’ equity	17,807	25,442
Total liabilities and stockholders’ equity	$33,986	$40,903

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$4,703	$3,465	$8,825	$6,032
Cost of revenue	2,449	1,824	4,571	3,182
Gross profit	2,254	1,641	4,254	2,850

Operating expenses:
Sales and marketing	2,349	1,841	4,437	3,470
Research and development	1,398	873	2,552	1,793
General and administrative	2,791	2,156	5,997	5,053
Total operating expenses	6,538	4,870	12,986	10,316

Loss from operations	(4,284)	(3,229)	(8,732)	(7,466)

Other (expense) income, net:
Interest expense, net	(61)	(29)	(172)	(56)
Gain on revaluation of warrant liabilities	152	999	126	899
Unrealized (loss) gain on foreign exchange	(7)	(718)	210	(972)
Other expense, net	(30)	(1)	(51)	(3)
Total other income (expense), net	54	251	113	(132)

Net loss	$(4,230)	$(2,978)	$(8,619)	$(7,598)
Other comprehensive (loss) income	(10)	639	(204)	851
Comprehensive loss	$(4,240)	$(2,339)	$(8,823)	$(6,747)

Net loss per share applicable to common shareholders, basic and diluted	$(0.31)	$(0.23)	$(0.64)	$(0.59)

Weighted average number of shares outstanding, basic and diluted	13,637	12,884	13,467	12,807

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	—	$—	13,203	$13	$248,813	$563	$(223,947)	$25,442
Net loss	—	—	—	—	—	—	(4,389)	(4,389)
Issuance of common stock under:
Equity incentive plan	—	—	139	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	424	—	—	424
Foreign currency translation adjustments	—	—	—	—	—	(194)	—	(194)
Balance at March 31, 2023	—	$—	13,342	$13	$249,237	$369	$(228,336)	$21,283
Net loss	—	—	—	—	—	—	(4,230)	(4,230)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	161	—	249	—	—	249
Equity incentive plan	—	—	304	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	514	—	—	514
Foreign currency translation adjustments	—	—	—	—	—	(10)	—	(10)
Balance at June 30, 2023	—	$—	13,807	$14	$250,000	$359	$(232,566)	$17,807

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2021	—	$—	12,693	$13	$246,090	$(17)	$(208,867)	$37,219
Net loss	—	—	—	—	—	—	(4,620)	(4,620)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	68	—	176	—	—	176
Equity incentive plan	—	—	83	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	499	—	—	499
Foreign currency translation adjustments	—	—	—	—	—	212	—	212
Balance at March 31, 2022	—	$—	12,844	$13	$246,765	$195	$(213,487)	$33,486
Net loss	—	—	—	—	—	—	(2,978)	(2,978)
Issuance of common stock under:
Equity incentive plan	—	—	166	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	582	—	—	582
Foreign currency translation adjustments	—	—	—	—	—	639	—	639
Balance at June 30, 2022	—	$—	13,010	$13	$247,347	$834	$(216,465)	$31,729

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(8,619)	$(7,598)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	681	462
Changes in allowance for doubtful accounts	16	(7)
Gain on revaluation of warrant liabilities	(126)	(899)
Amortization of debt discounts	161	2
Stock-based compensation expense	938	1,081
Common stock contribution to 401(k) plan	219	103
Unrealized (gain) loss on foreign currency transactions	(210)	972
Changes in operating assets and liabilities:
Accounts receivable	(518)	1,228
Inventories	(283)	(1,221)
Prepaid expenses and other assets, current and noncurrent	(62)	(318)
Accounts payable	(13)	(1,048)
Accrued, lease and other liabilities, current and noncurrent	(61)	(838)
Deferred revenues	760	(373)
Net cash used in operating activities	(7,117)	(8,454)
Investing activities:
Acquisition of property and equipment	(97)	—
Net cash used in investing activities	(97)	—
Effect of exchange rate changes on cash	(4)	(40)
Net decrease in cash	(7,218)	(8,494)
Cash and restricted cash at beginning of period	20,525	40,406
Cash and restricted cash at end of period	$13,307	$31,912

Supplemental disclosure of cash flow activities
Cash paid for interest	$98	$55
Cash paid for income taxes	$32	$4
Supplemental disclosure of non-cash activities
Transfer of inventory (from) to property and equipment	$(131)	$175
Initial recognition of operating lease liability and right of use asset	$—	$174
Share issuance for common stock contribution to 401(k) plan	$249	$176

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had an accumulated deficit of $232,566.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the six months ended June 30, 2023, the Company used $7,117 of cash in its operations. Cash on hand as of June 30, 2023 was $13,307.

As described in Note 10, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2023, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2023 is approximately $11,307.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management intends to raise funds through one or more financings. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. If we are unable to complete sufficient additional financings, management’s plans include delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocused sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending  December 31, 2023 or any future periods.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The allowance for potential credit losses on trade receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable as of  June 30, 2023 and December 31, 2022.

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

At June 30, 2023 the Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (13%) as compared with no customers at December 31, 2022.

During the three months ended June 30, 2023, the Company had three customers with sales of 10% or more of the Company’s total revenue (18%, 14% and 10%), as compared with three in the three months ended  June 30, 2022 (34%, 13% and 11%).

During the six months ended June 30, 2023, the Company had two customers with sales of 10% or more of the Company’s total revenue (16% and 13%), as compared with one in the six months ended  June 30, 2022 (22%).

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2024 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2020-06 to be material on its condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

3.         Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the six months ended June 30, 2023 and 2022, is reflected in the table below net of tax:

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$563	$(17)
Net unrealized (loss) gain on foreign currency translation	(204)	851
Balance at end of period	$359	$834

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

As consideration for the assets acquired, the Company (i) paid Parker $5,000 in cash and (ii) delivered to Parker a $5,000 unsecured, subordinated zero percent interest promissory note (the “Promissory Note”). Under the terms of the Promissory Note, the Company shall pay Parker sixteen (16) equal quarterly installments of $313, with the first payment being due and payable December 31, 2023, and the last payment being due and payable September 30, 2027. For additional information see Note 10.

The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations, by applying the acquisition method, and accordingly, the purchase price of $9,055, as calculated in the table below, was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The fair values presented for fixed assets, intangible assets, and goodwill are preliminary figures pending final fair value analyses. In accordance with ASC 805, the acquirer has a year from the date of acquisition to recognize measurement period adjustments. The preliminary fair values presented below could be subject to change as result of the aforementioned adjustments. The excess of the purchase price over the preliminary net assets acquired of $431 was recorded as goodwill. The goodwill recognized is attributed primarily to expected synergies of HMC with the Company. From the acquisition date through  June 30, 2023, there were no changes in the recognized amounts of goodwill resulting from the acquisition.

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

The fair value of finished goods inventories acquired was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort. The fair value of raw materials acquired were estimated using current prices from suppliers. The preliminary fair value of fixed assets was estimated using a cost approach, adjusting historical gross asset values for inflation, reduced for the remaining estimated economic life of the assets. The preliminary fair values of intangible assets were estimated using a relief from royalty method, the excess earnings method, and a distributor method, all income approaches, which required significant estimates from management regarding future sales expectations, long-term operating margins, the weighted average cost of capital or other appropriate discount rates, and royalty rates. The fair value of the promissory note was estimated as the present value of scheduled principal payments discounted at the Company's estimated borrowing rate.

The Company recorded $5,240 to intangible assets as of the acquisition date and is amortizing the value of the developed technology, customer relationships and intellectual property over a weighted average estimated useful life of eight years. Amortization expense related to the acquired definite lived intangible assets was $82 and $163 for the three and six months ended June 30, 2023, respectively, and was included as a component of operating expenses and cost of revenue in the condensed consolidated statement of operations and comprehensive loss. Of the $431 of goodwill, none was expected to be deductible for tax purposes.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2023
Liabilities
Warrant liabilities	$107	$—	$—	$107
December 31, 2022
Liabilities
Warrant liabilities	$233	$—	$—	$233

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2023, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance at December 31, 2022	$233
Net gain on revaluation of warrants issued	(126)
Balance at June 30, 2023	$107

Refer to Note 12. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

6.         Inventories

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$4,173	$3,837
Work in progress	751	487
Finished goods	678	863
Inventories	$5,602	$5,187

7.         Revenue

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and subscription of the EksoNR, EksoUE, Ekso Indego Therapy, and Ekso Indego Personal devices, along with the sale of support and maintenance contracts. Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR, Ekso UE, Ekso Indego Therapy, and Ekso Indego Personal devices. Support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced support and maintenance contracts range from 12 to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the contract term, typically over 12 to 24 months.

The Company’s industrial device segment (EksoWorks) revenue is primarily generated through the sale of the upper body exoskeleton EVO and associated accessories. Revenue from industrial device sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility. In June of 2022, the Company ceased commercialization of the EksoZeroG support arm and related products and accessories.

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

Deferred revenue consisted of the following:

	June 30, 2023	December 31, 2022
Deferred extended maintenance and support	$2,843	2,124
Customer advances	75	29
Total deferred revenues	2,918	2,153
Less current portion	(1,286)	(1,121)
Deferred revenues, non-current	$1,632	$1,032

Deferred revenue activity consisted of the following for the six months ended June 30, 2023:

Beginning balance	$2,153
Deferral of revenue	2,145
Recognition of deferred revenue	(1,380)
Ending balance	$2,918

The Company expects to recognize approximately $758 of the deferred revenue during the remainder of 2023, $1,020 in 2024, and $1,140 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $1,063, expected to be recognized between 2023 and 2025, related to its contracts for subscription units with its customers. These subscription contracts typically have 12 to 24 month terms, and subscription income is recognized on a straight-line basis over the term of the contract.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$3,603	$7	$3,610
Service and support	722	—	722
Subscriptions	261	4	265
Parts and other	102	4	106
	$4,688	$15	$4,703

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$6,651	$118	$6,769
Service and support	1,366	—	1,366
Subscriptions	536	11	547
Parts and other	131	12	143
	$8,684	$141	$8,825

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$2,369	$163	$2,532
Service and support	489	—	489
Subscriptions	225	51	276
Parts and other	117	23	140
Collaborative arrangements	28	—	28
	$3,228	$237	$3,465

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$3,332	$472	$3,804
Service and support	956	—	956
Subscriptions	441	120	561
Parts and other	273	331	604
Collaborative arrangements	107	—	107
	$5,109	$923	$6,032

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

8.         Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Salaries, benefits and related expenses	$1,799	$1,843
Device warranty	338	274
Other	256	161
Total	$2,393	$2,278

Warranty

The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and six months ended June 30, 2023 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Balance at beginning of period	$426	$413
Additions for estimated future costs	123	236
Incurred costs	(107)	(207)
Balance at end of period	$442	$442

Balance as of June 30, 2023
Current portion	$338
Long-term portion	104
Total	$442

9.         Goodwill and Intangible Assets

Goodwill

The Company determined no impairment existed for goodwill for the three and six months ended June 30, 2023.

Intangible Assets

The following table summarizes the components of preliminary gross assets, accumulated amortization, and net carrying values for definite and indefinite lived intangible asset balances as of June 30, 2023:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(166)	$2,144
Trade name	2,310	—	2,310
Intellectual property	460	—	460
Customer relationships	140	(10)	130
Below market lease	20	(11)	9
Total intangible assets	$5,240	$(187)	$5,053

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Definite lived intangible assets are amortized over their estimated lives using the straight line method, which is estimated as 8 years for developed technology, 12 years for intellectual property, eight years for customer relationships and one year for below market lease. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded. The Company determined no impairment existed for intangible assets for the three months ended June 30, 2023.

The estimated future amortization expenses related to definite lived intangible assets as of June 30, 2023 is as follows:

Fiscal Year	Amount
2023 - remainder	$162
2024	306
2025	345
2026	345
2027	345
2028 and thereafter	1,240
Total	$2,743

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of June 30, 2023. On June 30, 2023, with cash on hand of $13,307, the Company was compliant with this covenant. In March 2023, the Company entered into an amendment to the PWB Loan Agreement increasing the primary depository covenant, which restricts the Company from having more than $3,000 held in subsidiary accounts outside of the United States until July 2, 2023. In July 2023, the Company entered into another amendment to the PWB Loan Agreement extending the aforementioned date to August 13, 2023.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 8.87% and 8.70% for the three and six months ended June 30, 2023, respectively. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table presents scheduled principal payments of the Company’s PWB term loan as of June 30, 2023:

Period	Amount
2023 - remainder	$2,000
Total principal payments	2,000
Less debt discount and issuance cost	1
Note payable, net	$1,999

Current portion	$1,999
Long-term portion	—
Note payable, net	$1,999

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

The Promissory Note, upon the occurrence of an event of default, allows for the levying of interest equal to the lesser of (a) 5% per annum and (b) the maximum interest rate permitted under applicable law on the then entire outstanding principal balance, and also for the acceleration of all outstanding liabilities and obligations, making them immediately payable. Under the terms of the Promissory Note, the following occurrences constitute a default, and could, upon written notice or declaration by Parker, allow for the levying of interest and or the acceleration of principal outstanding: (i) failure to pay any amount of the principal when due and payable, (ii) the dissolution of the Company (including the declaration of bankruptcy), and (iii) the acquisition of the Company by another entity or the sale of substantially all of its assets to another entity.

The Company recorded the Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's PWB Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.45% for the three and six months ended June 30, 2023. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $79 and $159 for the three and six months ended June 30, 2023, respectively.

The following table presents scheduled principal payments of the Company's note payable as of June 30, 2023:

Period	Amount
2023 - remainder	$313
2024	1,250
2025	1,250
2026	1,250
2027	937
Total principal payments	5,000
Less debt discount	(761)
Note payable, net	$4,239

Current portion	938
Long-term portion	3,301
Note payable, net	$4,239

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s future lease payments as of June 30, 2023, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2023 - remainder	$207
2024	421
2025	402
2026	349
Total lease payments	1,379
Less: imputed interest	(114)
Present value of lease liabilities	$1,265

Weighted-average remaining lease term (in years)	3.21
Weighted-average discount rate	5.4%

Lease expense under the Company’s operating leases was $138 and $124 for the three months ended June 30, 2023 and 2022, respectively; and $271 and $266 for the six months ended June 30, 2023 and 2022, respectively.

12.         Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at  June 30, 2023 and  December 31, 2022 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of June 30, 2023 and December 31, 2022, there were 13,807 and 13,203, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $7,500 under the registration statement and prospectus supplement filed with the SEC related to such offering. In June 2023, the Company entered into an amendment to the ATM Agreement that removed the requirement that shares of the Company's common stock may not be sold for a price lower than $6.75 per share. The Company did not sell any shares under the ATM agreement during the three and six months ended June 30, 2023 and 2022.

Warrants

Warrants outstanding as of June 30, 2023 and  December 31, 2022 were as follows:

	Exercise	Term
Source	Price	(Years)	December 31, 2022	Issued	Exercised	June 30, 2023
2021 Warrants	$12.81	5	273	—	—	273
June 2020 Investor Warrants	$5.18	5.5	127	—	—	127
June 2020 Placement Agent Warrants	$5.64	5	39	—	—	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	193	—	—	193
			1,240	—	—	1,240

No warrants were exercised during the three and six months ended June 30, 2023 and 2022.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

2021 Warrants

In February 2021, the Company issued warrants (the "2021 Warrants"), exercisable for up to 273 shares of the Company’s common stock at an exercise price of $12.81 per share. The 2021 Warrants were exercisable immediately and will expire five years from the date of issuance, or on February 11, 2026.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	June 30, 2023	December 31, 2022
Current share price	$1.43	$1.19
Conversion price	$12.81	$12.81
Risk-free interest rate	4.64%	4.21%
Expected term (years)	2.61	3.11
Volatility of stock	72.6%	99.6%

June 2020 Investor Warrants

In June 2020, the Company issued warrants (the "June 2020 Investor Warrants"), exercisable for up to 874 shares of the Company’s common stock at an exercise price of $5.18 per share. The June 2020 Investor Warrants were immediately exercisable and will expire five and one-half years from the date of issuance, or on December 10, 2025.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	June 30, 2023	December 31, 2022
Current share price	$1.43	$1.19
Conversion price	$5.18	$5.18
Risk-free interest rate	4.70%	4.23%
Expected term (years)	2.45	2.94
Volatility of stock	70.0%	99.6%

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	June 30, 2023	December 31, 2022
Current share price	$1.43	$1.19
Conversion price	$5.64	$5.64
Risk-free interest rate	4.90%	4.33%
Expected term (years)	1.95	2.44
Volatility of stock	62.5%	73.5%

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	June 30, 2023	December 31, 2022
Current share price	$1.43	$1.19
Conversion price	$8.10	$8.10
Risk-free interest rate	4.89%	4.32%
Expected term (years)	1.97	2.47
Volatility of stock	62.2%	73.3%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	June 30, 2023	December 31, 2022
Current share price	$1.43	$1.19
Conversion price	$8.44	$8.44
Risk-free interest rate	5.15%	4.42%
Expected term (years)	1.47	1.97
Volatility of stock	65.5%	71.8%

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

	June 30, 2023	December 31, 2022
Share price	$1.43	$1.19
Conversion price	$3.52	$3.52
Risk-free interest rate	5.40%	4.6%
Expected term (years)	0.9	1.4
Volatility of stock	62.1%	74.5%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

13.         Stock-based Compensation

Shares available to grant

On June 8, 2023, the Company held its 2023 Annual Meeting of Stockholders and ratified an amendment to the Company's Amended and Restated 2014 Equity Incentive Plan to increase the total number of shares of common stock authorized for issuance by 1,200 shares. As of June 30, 2023, the total number of shares authorized for grant under the Company's Amended and Restated 2014 Equity Incentive Plan was 3,724, of which 410 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2023, and activity during the six months then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2022	270	$37.96
Options forfeited	—	—
Options cancelled	(9)	77.08
Balance as of June 30, 2023	261	$36.65	4.79	$—
Vested and expected to vest at June 30, 2023	261	$36.65	4.79	$—
Exercisable as of June 30, 2023	257	$37.06	4.77	$—

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

As of June 30, 2023, total unrecognized compensation cost related to unvested stock options was $21. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 0.39 years.

There were no stock options awarded during the three and six months ended June 30, 2023 and 2022.

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

The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the six months ended June 30, 2023 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2022	1,383	$2.17
Granted	864	1.38
Vested	(677)	1.92
Forfeited	(15)	1.47
Unvested at June 30, 2023	1,555	$1.85

As of June 30, 2023, $2,174 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.55 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees and non-employee members of the board of directors is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$76	$72	$140	$141
Research and development	131	104	213	183
General and administrative	307	406	585	757
	$514	$582	$938	$1,081

401(k) Plan Share Match

During the six months ended June 30, 2023 and 2022, the Company issued 161 and 68 shares of common stock with a fair value of $249 and $176, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2022 and 2021, respectively.

The expense for the 401(k) plan share matching was $219 and $103 for the six months ended June 30, 2023 and 2022, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

14.         Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2023, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year.

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

In connection with the HMC Acquisition, the Company assumed two license agreements with Vanderbilt University to maintain exclusive rights to patents on the Company's behalf. The Vanderbilt Exoskeleton License Agreement was entered into as of October 15, 2012 and will continue until April 29, 2038, unless sooner terminated. Under this agreement, the Company is required to pay 6% of net sales of licensed patent products and 3% of net sales of licensed software products. The minimum annual royalty for licensed products is $250 after July 31, 2018. The Vanderbilt Knee License Agreement was entered into as of March 1, 2022 and will continue until February 15, 2041, unless sooner terminated. Under this agreement, the Company is required pay 3.75% of net sales for licensed patent products and the minimum annual royalty is $75 due on or before July 31, 2028. The Company also entered into transitional use agreements with Parker granting the Company access to certain information technology systems and shared services relating to manufacturing facilities in Macedonia, Ohio for twelve months following the date of the acquisition. As consideration for access to these resources, the Company is required to make monthly payments of $20.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $3,455 as of June 30, 2023, which are expected to be paid within one year, and $3,480 as of December 31, 2022. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,379 payable over 43 months related to the San Rafael and Hamburg leases disclosed in Note 11. Lease Obligations.

Loss Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

16.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(4,230)	$(2,978)	$(8,619)	$(7,598)

Denominator:
Weighted-average number of shares, basic and diluted	13,637	12,884	13,467	12,807

Net loss per share, basic and diluted	$(0.31)	$(0.23)	$(0.64)	$(0.59)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Options to purchase common stock	261	307	261	307
Restricted stock units	1,555	1,066	1,555	1,066
Warrants for common stock	1,240	1,240	1,240	1,240
Total common stock equivalents	3,056	2,613	3,056	2,613

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

The Company evaluates performance and allocates resources based on segment gross profit margin. The Company does not consider operating expenses or net assets as segment measures and, accordingly, are not allocated.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended June 30, 2023
Revenue	$4,688	$15	$4,703
Cost of revenue	2,421	28	2,449
Gross profit	$2,267	$(13)	$2,254

Three months ended June 30, 2022
Revenue	$3,228	$237	$3,465
Cost of revenue	1,631	193	1,824
Gross profit	$1,597	$44	$1,641

	EksoHealth	EksoWorks	Total
Six months ended June 30, 2023
Revenue	$8,684	$141	$8,825
Cost of revenue	4,372	199	4,571
Gross profit	$4,312	$(58)	$4,254

Six months ended June 30, 2022
Revenue	$5,109	$923	$6,032
Cost of revenue	2,646	536	3,182
Gross profit	$2,463	$387	$2,850

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa (EMEA), and (3) Asia Pacific (APAC). Individual countries with revenue greater than 10% of total revenue for the three and six months ended June 30, 2023 and 2022 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas
United States	$3,684	$2,070	$6,642	$3,413
Other	6	121	10	176
Americas revenue	3,690	2,191	6,652	3,589

EMEA
Romania	475	—	475	—
Poland	284	393	511	568
Other	104	393	632	783
EMEA revenue	863	786	1,618	1,351

APAC
Hong Kong	118	442	297	485
Other	32	46	258	607
APAC revenue	150	488	555	1,092

Total Revenue	$4,703	$3,465	$8,825	$6,032

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

The Company settled on an amount of $325 to be paid in cash over fourteen months, with combined initial payments of $145 due in the first 40 days and $15 per month for the remaining 12 months. The Company has a liability of $135 and $325 related to this settlement on its condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference (the “Annual Report”).

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

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report, as updated and supplemented in this Quarterly Report under the heading “Part II – Item 1A. Risk Factors,” could cause our future results to differ materially from those expressed in the forward-looking information:

•	our ability to obtain adequate financing to fund operations and to develop or enhance our technology;
•	our ability to generate sufficient cash flow to service our debt obligations;
•	our ability to obtain or maintain regulatory approval to market our medical devices;
•	our ability to complete clinical trials on a timely basis and that completed clinical trials will be sufficient to support commercialization of our products;
•

the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related impacts on our profitability and cash position;

•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to achieve broad customer adoption of our products and services;
•	existing or increased competition;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	changes to our domestic or international sales and operations;
•	our ability to obtain or maintain patent protection for our intellectual property;
•	the scope, validity and enforceability of our and third-party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our ability to receive regulatory clearance from certain government authorities, including any conditions, limitations or restrictions placed on such approvals;
•	our customers’ ability to get third-party reimbursement for our products and services associated with them and our ability to manage the complex and lengthy reimbursement process;
•	the potential for our products to be subject to voluntary or involuntary recall;
•	our product liability insurance may not adequately cover potential claims;
•	warrant claims and our accelerated maintenance program results in additional operating costs to us;
•	our failure to implement our business plan or strategies;
•	our ability to successfully consummate acquisitions on acceptable terms and to integrate any such acquisitions;
•	our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;
•	our ability to retain or attract key employees;

•	scope, scale and duration of the impact of outbreaks of a pandemic disease, such as COVID-19;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting;
•	the impacts of foreign currency price fluctuations; and
•	overall economic and market conditions.

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

Second Quarter 2023 Highlights

•	Booked a total of 44 EksoHealth units in the second quarter of 2023

•	Reported revenue of $4.7 million in the second quarter of 2023, an increase of 36% year-over-year

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant stroke, ABI, and SCI populations, the imperatives among construction and manufacturing companies to drive adoption of improved safety and health practices, the levels of reimbursements our customers will be able to receive, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including an increasingly inflationary environment, could lead to increased price-based competition. In particular, the effects of such increasing price-based competition may have an especially significant impact on certain products that we offer, including the EksoNR and Ekso Indego, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. Furthermore, our business includes operations in the Americas, EMEA and APAC, so we are affected by demand for our products in those regions, as well as the strengthening or weakening of local currencies relative to the U.S. Dollar.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our most critical accounting estimates include:

•	the standalone selling prices used to allocate the contract consideration to the individual performance obligations in our device sales arrangements, which impacts revenue recognition;
•	the unobservable inputs and assumptions used by management in estimating the fair value of our warrant liabilities, which impacts net income or loss;
•	the preliminary fair value of the assets acquired and liabilities assumed in our business combination;
•	the valuation of inventory, which impacts gross profit margins; and
•	the estimates made regarding the recoverability of our net deferred tax asset, which impacts our financial condition.

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management must also make uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. During the three months ended June 30, 2023, management made no changes to its estimates regarding the likelihood of future events, but revised its estimates regarding the timing of future events. We do not believe the revision resulted in a material impact to the estimated fair value of warrant liabilities measured using the Lattice Model.

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

Results of Operations

The following table presents our results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	Change	% Change

Revenue	$4,703	$3,465	$1,238	36%
Cost of revenue	2,449	1,824	625	34%
Gross profit	2,254	1,641	613	37%
Gross profit %	48%	47%

Operating expenses:
Sales and marketing	2,349	1,841	508	28%
Research and development	1,398	873	525	60%
General and administrative	2,791	2,156	635	29%
Total operating expenses	6,538	4,870	1,668	34%
Loss from operations	(4,284)	(3,229)	(1,055)	33%
Other (expense) income, net:
Interest expense, net	(61)	(29)	(32)	110%
Gain on revaluation of warrant liabilities	152	999	(847)	(85)%
Unrealized loss on foreign exchange	(7)	(718)	711	(99)%
Other expense, net	(30)	(1)	(29)	(1)
Total other income, net	54	251	(197)	(78)%
Net loss	$(4,230)	$(2,978)	$(1,252)	42%

(1)Not Meaningful

Revenue

Revenue increased $1.2 million, or 36%, for the three months ended June 30, 2023, compared to the same period of 2022. This increase was comprised of a $1.5 million increase in EksoHealth revenue, partially offset by a $0.2 million decrease in EksoWorks.

The increase in EksoHealth revenue was primarily driven by an increase in the volume of EksoNR and Indego device sales. The decrease in EksoWorks revenue was primarily driven by a reduction in the volume of EVO. Revenue from our EVO product line was affected by delays from our transition to our contract manufacturer.

Gross Profit

Gross profit increased $0.6 million for the three months ended June 30, 2023 compared to the same period of 2022, driven by an increase in sales in the EksoHealth segment.

Gross margin increased to 48% for the three months ended June 30, 2023, compared to a gross margin of 47% for the same period of 2022. The overall increase in gross margin was primarily due to lower device costs.

Operating Expenses

Sales and marketing expenses increased $0.5 million, or 28%, for the three months ended June 30, 2023, compared to the same period of 2022. The increase was primarily due to the addition of headcount associated with the acquisition of HMC and an increase in marketing activities.

Research and development expenses increased $0.5 million, or 60%, for the three months ended June 30, 2023, compared to the same period of 2022. The increase was primarily due to the addition of headcount associated with the acquisition of HMC and costs associated with HMC-sponsored research agreements.

General and administrative expenses increased $0.6 million, or 29%, for the three months ended June 30, 2023, compared to the same period of 2022, primarily due to an increase in legal activity and costs associated with the integration of HMC.

Total Other (Expense) Income, Net

Interest expense increased 110% for the three months ended June 30, 2023 compared to the same period of 2022. This increase was related to the Promissory Note the Company recorded in December 2022 related to the HMC acquisition.

Gain on revaluation of warrant liabilities was $0.2 million for the three months ended June 30, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on revaluation of warrant liabilities was $1.0 million for the three months ended June 30, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price and the risk-free rate.

Unrealized loss on foreign exchange for the three months ended June 30, 2023 was de minimus compared to $0.7 million for the same period of 2022. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,
	2023	2022	Change	% Change

Revenue	$8,825	$6,032	$2,793	46%
Cost of revenue	4,571	3,182	1,389	44%
Gross profit	4,254	2,850	1,404	49%
Gross profit %	48%	47%

Operating expenses:
Sales and marketing	4,437	3,470	967	28%
Research and development	2,552	1,793	759	42%
General and administrative	5,997	5,053	944	19%
Total operating expenses	12,986	10,316	2,670	26%
Loss from operations	(8,732)	(7,466)	(1,266)	17%
Other (expense) income, net:
Interest expense, net	(172)	(56)	(116)	207%
Gain on revaluation of warrant liabilities	126	899	(773)	(86)%
Unrealized gain (loss) on foreign exchange	210	(972)	1,182	(122)%
Other expense, net	(51)	(3)	(48)	(1)
Total other income (expense), net	113	(132)	245	(186)%
Net loss	$(8,619)	$(7,598)	$(1,021)	13%

(1)Not Meaningful

Revenue

Revenue increased $2.8 million, or 46%, for the six months ended June 30, 2023, compared to the same period of 2022. This increase was comprised of a $3.6 million increase in EksoHealth revenue, partially offset by a $0.8 million decrease in EksoWorks.

The increase in EksoHealth revenue was primarily driven by an increase in the volume of EksoNR and Indego device sales. The decrease in EksoWorks revenue was primarily driven by a reduction in the volume of EVO sales and the absence of the recognition of prepaid royalties in the same period of 2022, which was associated with a license and distribution agreement that expired. Revenue from our EVO product line was affected by delays from our transition to our contract manufacturer.

Gross Profit

Gross profit increased $1.4 million for the six months ended June 30, 2023 compared to the same period of 2022, driven by an increase in sales in the EksoHealth segment.

Gross margin increased to 48% for the six months ended June 30, 2023, compared to a gross margin of 47% for the same period of 2022. The overall increase in gross margin was primarily due to lower device costs.

Operating Expenses

Sales and marketing expenses increased $1.0 million, or 28%, for the six months ended June 30, 2023, compared to the same period of 2022. The increase was primarily due to the addition of headcount associated with the acquisition of HMC, an increase in marketing activities and severance expense.

Research and development expenses increased $0.8 million, or 42%, for the six months ended June 30, 2023, compared to the same period of 2022. The increase was primarily due to the addition of headcount associated with the acquisition of HMC and costs associated with HMC-sponsored research agreements.

General and administrative expenses increased $0.9 million, or 19%, for the six months ended June 30, 2023, compared to the same period of 2022, primarily due to an increase in legal activity, audit and accounting services in connection with the acquisition of HMC, and costs associated with the integration of HMC, partially offset by the absence of severance costs associated with the departure of our former Chief Executive Officer in the same period of 2022.

Total Other (Expense) Income, Net

Interest expense increased 207% for the three months ended June 30, 2023 compared to the same period of 2022. This increase was related to the Promissory Note the Company recorded in December 2022 related to the HMC acquisition.

Gain on revaluation of warrant liabilities was $0.1 million for the six months ended June 30, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on revaluation of warrant liabilities was $0.9 million for the six months ended June 30, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, time to maturity, and the risk-free rate.

Unrealized gain on foreign exchange for the six months ended June 30, 2023 was $0.2 million compared to an unrealized loss on foreign exchange of $1.0 million for the same period of 2022. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts toward the development and commercialization of exoskeletons for the medical and industrial markets and toward raising capital. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

Liquidity and Capital Resources

On June 30, 2023, we had working capital of $14.6 million, compared to working capital of $21.8 million at December 31, 2022. The decrease in working capital was primarily due to a lower cash balance from cash used in operations. Our cash as of June 30, 2023, consisted of bank deposits with third party financial institutions. As of June 30, 2023, of our $13.3 million of cash, $13.0 million was held domestically while $0.3 million was held by foreign subsidiaries.

As described in Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption Notes Payable, net, borrowings under our secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2023, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2023 is approximately $11.3 million.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(7,117)	$(8,454)
Net cash used in investing activities	(97)	—
Effect of exchange rate changes on cash	(4)	(40)
Net decrease in cash	(7,218)	(8,494)
Cash and restricted cash at beginning of period	20,525	40,406
Cash and restricted cash at end of period	$13,307	$31,912

Net Cash Used in Operating Activities

Net cash used in operations decreased 16%, for the six months ended June 30, 2023, compared to the same period of 2022 was primarily due to the absence of business development costs in the comparable period, partially offset by payments of acquisition and integration costs associated with HMC.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023, was related to leasehold improvements for our new headquarters and manufacturing facility in San Rafael, California and manufacturing equipment.

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

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations with the additional headcount and product development activities assumed in the HMC Acquisition. Additionally, our term loan with Pacific Western Bank will mature in August 2023 requiring cash outflows of $2.0 million for the repayment of principal. Principal payments on our promissory note with Parker Hannifin begin in December 2023. Notwithstanding our ability to refinance our maturing loan obligation, coordinate with our suppliers to delay the receipt of materials on order, or delay product development activities, with cash on hand of $13.3 million at June 30, 2023 we have sufficient resources to finance our operations into the second quarter of 2024. As described in Note 1. Organization of the notes to our condensed consolidated financial statements management believes that substantial doubt exists at June 30, 2023 about our ability to meet cash requirements twelve months from the issuance of the financial statements, which is in the third quarter of 2024, and is not alleviated by our plans.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2023, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than
	Total	One Year	1-3 Years	3-5 Years
Term loan	$2,029	$2,029	$—	$—
Promissory note	5,000	625	2,500	1,875
Facility operating leases	1,379	415	803	161
Purchase obligations	3,455	3,455	—	—
Total	$11,863	$6,524	$3,303	$2,036

In response to, or in anticipation of, supplier disruptions and extended lead times, we may stockpile certain components or raw materials to help prevent disruption in our production of the EksoNR, Ekso Indego Therapy and Ekso Indego Personal devices. Such purchasing behavior is a contributing factor to the increase in purchase obligations as compared to prior periods. These actions have, and could continue to have, a short-term adverse impact on our cash used in operating activities and increase our inventory balance. Obligations related to these activities are reflected in the line purchase obligations in the table above.

Refer to Note 15. Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding our contractual obligations and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2023, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, please refer to Note 15. Commitments and Contingencies in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 other than as set forth below:

We might not be able to continue as a going concern.

Our unaudited condensed consolidated financial statements as of June 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2023, we had cash and restricted cash of $13.3 million and an accumulated deficit of $232.6 million. In addition, the $2.0 million principal balance of the PWB Term Loan matures on August 13, 2023, at which time all unpaid principal and accrued and unpaid interest shall be due and payable in full. For additional information on the PWB Term Loan, see Note 10 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q. We do not believe that our cash and restricted cash are sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for the next 12 months. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to At the Market Offering Agreement, dated June 12, 2023, between Ekso Bionics Holdings, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference from Exhibit 10.1 to Ekso Bionics Holdings, Inc.'s Current Report on Form 8-K filed on June 12, 2023).

10.2*	Amendment to Loan Agreement with Pacific Western Bank, dated as of March 28, 2023.

10.3*	Amendment to Loan Agreement with Pacific Western Bank, dated as of July 3, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (“XBRL”):

• unaudited condensed consolidated balance sheets;
• unaudited condensed consolidated statements of operations and comprehensive income (loss);
• unaudited condensed consolidated statements of stockholders’ equity;
• unaudited condensed consolidated statement of cash flows; and
• notes to unaudited condensed consolidated financial statements.
101.ins	Instant Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: July 27, 2023	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2023	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)