Form 10-Q
period 2023-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2023-10-26
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of registrant’s common stock outstanding as of October 23, 2023 was 14,234,818.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2023	December 31, 2022
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and restricted cash	$9,937	$20,525
Accounts receivable, net of allowances of $8 and $40, respectively	5,873	4,625
Inventories	5,487	5,187
Prepaid expenses and other current assets	1,065	700
Total current assets	22,362	31,037
Property and equipment, net	2,086	2,680
Right-of-use assets	1,053	1,307
Intangible assets, net	4,972	5,217
Goodwill	431	431
Other assets	279	231
Total assets	$31,183	$40,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,502	$3,151
Accrued liabilities	2,096	2,278
Deferred revenues, current	1,635	1,121
Notes payable, current	1,250	2,310
Lease liabilities, current	351	341
Total current liabilities	7,834	9,201
Deferred revenues	2,064	1,032
Notes payable, net	5,066	3,767
Lease liabilities	817	1,087
Warrant liabilities	47	233
Other non-current liabilities	98	141
Total liabilities	15,926	15,461
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 14,235 and 13,203 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14	13
Additional paid-in capital	250,441	248,813
Accumulated other comprehensive income	733	563
Accumulated deficit	(235,931)	(223,947)
Total stockholders’ equity	15,257	25,442
Total liabilities and stockholders’ equity	$31,183	$40,903

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$4,607	$3,329	$13,432	$9,361
Cost of revenue	2,151	1,643	6,722	4,825
Gross profit	2,456	1,686	6,710	4,536

Operating expenses:
Sales and marketing	2,052	1,742	6,489	5,212
Research and development	1,159	887	3,712	2,680
General and administrative	2,176	2,711	8,172	7,764
Total operating expenses	5,387	5,340	18,373	15,656

Loss from operations	(2,931)	(3,654)	(11,663)	(11,120)

Other (expense) income, net:
Interest expense, net	(64)	(34)	(236)	(90)
Gain on revaluation of warrant liabilities	60	112	186	1,011
Unrealized loss on foreign exchange	(433)	(732)	(223)	(1,704)
Other income (expense), net	3	4	(48)	1
Total other expense, net	(434)	(650)	(321)	(782)

Net loss	$(3,365)	$(4,304)	$(11,984)	$(11,902)
Other comprehensive income	374	652	170	1,503
Comprehensive loss	$(2,991)	$(3,652)	$(11,814)	$(10,399)

Net loss per share applicable to common shareholders, basic and diluted	$(0.24)	$(0.33)	$(0.88)	$(0.92)

Weighted average number of shares outstanding, basic and diluted	14,073	13,071	13,672	12,896

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	—	$—	13,203	$13	$248,813	$563	$(223,947)	$25,442
Net loss	—	—	—	—	—	—	(4,389)	(4,389)
Issuance of common stock under:
Equity incentive plan	—	—	139	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	424	—	—	424
Foreign currency translation adjustments	—	—	—	—	—	(194)	—	(194)
Balance as of March 31, 2023	—	$—	13,342	$13	$249,237	$369	$(228,336)	$21,283
Net loss	—	—	—	—	—	—	(4,230)	(4,230)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	161	—	249	—	—	249
Equity incentive plan	—	—	304	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	514	—	—	514
Foreign currency translation adjustments	—	—	—	—	—	(10)	—	(10)
Balance as of June 30, 2023	—	$—	13,807	$14	$250,000	$359	$(232,566)	$17,807
Net loss	—	—	—	—	—	—	(3,365)	(3,365)
Issuance of common stock under:
Equity incentive plan	—	—	428	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	441	—	—	441
Foreign currency translation adjustments	—	—	—	—	—	374	—	374
Balance as of September 30, 2023	—	$—	14,235	$14	$250,441	$733	$(235,931)	$15,257

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2021	—	$—	12,693	$13	$246,090	$(17)	$(208,867)	$37,219
Net loss	—	—	—	—	—	—	(4,620)	(4,620)
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	68	—	176	—	—	176
Equity incentive plan	—	—	83	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	499	—	—	499
Foreign currency translation adjustments	—	—	—	—	—	212	—	212
Balance as of March 31, 2022	—	$—	12,844	$13	$246,765	$195	$(213,487)	$33,486
Net loss	—	—	—	—	—	—	(2,978)	(2,978)
Issuance of common stock under:
Equity incentive plan	—	—	166	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	582	—	—	582
Foreign currency translation adjustments	—	—	—	—	—	639	—	639
Balance at June 30, 2022	—	$—	13,010	$13	$247,347	$834	$(216,465)	$31,729
Net loss	—	—	—	—	—	—	(4,304)	(4,304)
Issuance of common stock under:
Equity incentive plan	—	—	117	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	537	—	—	537
Foreign currency translation adjustments	—	—	—	—	—	652	—	652
Balance as of September 30, 2022	—	$—	13,127	$13	$247,884	$1,486	$(220,769)	$28,614

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(11,984)	$(11,902)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,023	629
Changes in allowance for doubtful accounts	25	(11)
Gain on revaluation of warrant liabilities	(186)	(1,011)
Amortization of debt discounts	243	3
Stock-based compensation expense	1,379	1,618
Common stock contribution to 401(k) plan	304	147
Unrealized loss on foreign currency transactions	223	1,704
Changes in operating assets and liabilities:
Accounts receivable	(1,348)	1,044
Inventories	(162)	(1,477)
Prepaid expenses and other assets, current and noncurrent	(370)	(277)
Accounts payable	(647)	(704)
Accrued, lease and other liabilities, current and noncurrent	(522)	(270)
Deferred revenues	1,552	(537)
Net cash used in operating activities	(10,470)	(11,044)
Investing activities:
Acquisition of property and equipment	(114)	(141)
Net cash used in investing activities	(114)	(141)
Effect of exchange rate changes on cash	(4)	(41)
Net decrease in cash	(10,588)	(11,226)
Cash and restricted cash at beginning of period	20,525	40,406
Cash and restricted cash at end of period	$9,937	$29,180

Supplemental disclosure of cash flow activities
Cash paid for interest	$145	$88
Cash paid for income taxes	$33	$14
Supplemental disclosure of non-cash activities
Transfer of inventory (from) to property and equipment	$(146)	$192
Initial recognition of operating lease liability and right of use asset	$—	$1,459
Modification of operating lease right-of-use asset and lease liability	$(10)	$—
Share issuance for common stock contribution to 401(k) plan	$249	$176

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

Liquidity and Going Concern

As of September 30, 2023, the Company had an accumulated deficit of $235,931.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the nine months ended September 30, 2023, the Company used $10,470 of cash in its operations. Cash on hand as of September 30, 2023 was $9,937.

As described in Note 10, Notes payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2023, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2023 is approximately $7,937.

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending  December 31, 2023 or any future periods.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The allowance for potential credit losses on trade receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable as of  September 30, 2023 and December 31, 2022.

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

At September 30, 2023 the Company had two customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable (11% and 11%) as compared with no customers at December 31, 2022.

During the three months ended September 30, 2023, the Company had three customers with sales of 10% or more of the Company’s total revenue (18%, 11% and 11%), as compared with two in the three months ended  September 30, 2022 (20% and 14%).

During the nine months ended September 30, 2023 the Company had two customers with sales of 10% or more of the Company’s total revenue (17% and 10%), as compared with one in the nine months ended September 30, 2022 (14%).

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

3.         Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the nine months ended September 30, 2023 and 2022, is reflected in the table below net of tax:

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$563	$(17)
Net unrealized gain on foreign currency translation	170	1,503
Balance at end of period	$733	$1,486

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

The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations, by applying the acquisition method, and accordingly, the purchase price of $9,055, as calculated in the table below, was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The fair values presented for fixed assets, intangible assets, and goodwill are preliminary figures pending final fair value analyses. In accordance with ASC 805, the acquirer has a year from the date of acquisition to recognize measurement period adjustments. The preliminary fair values presented below could be subject to change as result of the aforementioned adjustments. The excess of the purchase price over the preliminary net assets acquired of $431 was recorded as goodwill. The goodwill recognized is attributed primarily to expected synergies of HMC with the Company. From the acquisition date through  September 30, 2023, there were no changes in the recognized amounts of goodwill resulting from the acquisition.

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

The Company recorded $5,240 to intangible assets as of the acquisition date and is amortizing the value of the developed technology, customer relationships and intellectual property over a weighted average estimated useful life of eight years. Amortization expense related to the acquired definite lived intangible assets was $82 and $245 for the three and nine months ended September 30, 2023, respectively, and was included as a component of operating expenses and cost of revenue in the condensed consolidated statement of operations and comprehensive loss. Of the $431 of goodwill, none was expected to be deductible for tax purposes.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2023
Liabilities
Warrant liabilities	$47	$—	$—	$47
December 31, 2022
Liabilities
Warrant liabilities	$233	$—	$—	$233

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2023, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of December 31, 2022	$233
Net gain on revaluation of warrants issued	(186)
Balance as of September 30, 2023	$47

Refer to Note 12. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

6.         Inventories

Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$4,271	$3,837
Work in progress	365	487
Finished goods	851	863
Inventories	$5,487	$5,187

7.         Revenue

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and subscription of the EksoNR, Ekso Indego Therapy, Ekso Indego Personal devices, and Ekso UE along with the sale of support and maintenance contracts. Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR, Ekso Indego Therapy, Ekso Indego Personal devices, and Ekso UE. Support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements. The separately priced support and maintenance contracts range from 12 to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the contract term, typically over 12 to 24 months.

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

Deferred revenue consisted of the following:

	September 30, 2023	December 31, 2022
Deferred extended maintenance and support	$3,619	2,124
Customer advances	80	29
Total deferred revenues	3,699	2,153
Less current portion	(1,635)	(1,121)
Deferred revenues, non-current	$2,064	$1,032

On September 25, 2023, the Company entered into a warranty claim lump-sum agreement with Parker, pursuant to which, among other things, Parker paid the Company $700 for release of Parker's obligation to reimburse the Company for its costs and expenses associated with servicing certain product warranty obligations.  The Company recorded the lump sum payment as deferred revenue and recognizes revenue as services are performed.

Deferred revenue activity consisted of the following for the nine months ended September 30, 2023:

Beginning balance	$2,153
Deferral of revenue	3,506
Recognition of deferred revenue	(1,960)
Ending balance	$3,699

The Company expects to recognize approximately $518 of the deferred revenue during the remainder of 2023, $1,456 in 2024, and $1,725 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $1,445, expected to be recognized between 2023 and 2025, primarily related to its contracts for subscription units with its customers. These subscription contracts typically have 12 to 24 month terms, and subscription income is recognized on a straight-line basis over the term of the contract.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$3,390	$190	$3,580
Service and support	726	—	726
Subscriptions	245	—	245
Parts and other	27	29	56
	$4,388	$219	$4,607

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$10,041	$308	$10,349
Service and support	2,092	—	2,092
Subscriptions	781	—	781
Parts and other	158	52	210
	$13,072	$360	$13,432

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$2,338	$72	$2,410
Service and support	484	—	484
Subscriptions	237	—	237
Parts and other	165	33	198
	$3,224	$105	$3,329

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$5,670	$544	$6,214
Service and support	1,440	—	1,440
Subscriptions	678	—	678
Parts and other	438	484	922
Collaborative arrangements	107	—	107
	$8,333	$1,028	$9,361

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

8.         Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Salaries, benefits and related expenses	$1,542	$1,843
Device warranty	359	274
Other	195	161
Total	$2,096	$2,278

Warranty

The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and nine months ended September 30, 2023 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Balance at beginning of period	$442	$413
Additions for estimated future costs	91	327
Incurred costs	(75)	(282)
Balance at end of period	$458	$458

Balance as of September 30, 2023
Current portion	$359
Long-term portion	99
Total	$458

9.         Goodwill and Intangible Assets

Goodwill

The Company determined no impairment existed for goodwill for the three and nine months ended September 30, 2023.

Intangible Assets

The following table summarizes the components of preliminary gross assets, accumulated amortization, and net carrying values for definite and indefinite lived intangible asset balances as of September 30, 2023:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(237)	$2,073
Trade name	2,310	—	2,310
Intellectual property	460	—	460
Customer relationships	140	(14)	126
Below market lease	20	(17)	3
Total intangible assets	$5,240	$(268)	$4,972

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Definite lived intangible assets are amortized over their estimated lives using the straight line method, which is estimated as eight years for developed technology, 12 years for intellectual property, eight years for customer relationships and one year for below market lease. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded. The Company determined no impairment existed for intangible assets for the three months ended September 30, 2023.

The estimated future amortization expenses related to definite lived intangible assets as of September 30, 2023 is as follows:

Fiscal Year	Amount
2023 - remainder	$80
2024	306
2025	345
2026	345
2027	345
2028 and thereafter	1,240
Total	$2,661

10.         Notes Payable, net

PWB Term Loan

In August 2020, the Company entered into a loan agreement (the "PWB Loan Agreement") with a lender, Pacific Western Bank, and received a loan in the principal amount of $2,000 (the "PWB Term Loan") that bore interest on the outstanding daily balance at a rate equal to the greater of: (a) 0.50% above the variable rate of interest announced by the lender as its “prime rate” then in effect; or (b) 4.50%. The PWB Loan Agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

The Company was required to pay accrued interest on the current loan on the 13th day of each month through and including August 13, 2023, at which time the unpaid principal and accrued and unpaid interest was due and payable in full. On August 17, 2023, the Company entered into an amendment to the PWB Loan Agreement extending the maturity date to August 13, 2026 with interest only payments until such date, having daily borrowings bearing interest at a variable annual rate equal to the greater of the Lender's "prime rate" then in effect and 4.50%, and cause the Company to maintain all of its depository, operating, and investment accounts with Pacific Western Bank. The Company determined this amendment constituted a loan modification under ASC 470, and used the updated imputed interest rate to recalculate debt discounts, debt issuance costs and final payment to be amortized over the new term.

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of September 30, 2023. As of September 30, 2023 the Company was compliant with all covenants.

The interest rate of the PWB Term Loan is subject to increase in the event of late payment and after occurrence of and during the continuation of an event of default. The Company may elect to prepay the PWB Term Loan at any time, in whole or in part, without penalty or premium.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 9.00% and 8.80% for the three and nine months ended September 30, 2023, respectively. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table presents scheduled principal payments of the Company’s PWB term loan as of September 30, 2023:

Period	Amount
2023-2025	$—
2026	2,000
Total principal payments	2,000
Less debt discount and issuance cost	3
Note payable, net	$1,997

Current portion	$—
Long-term portion	1,997
Note payable, net	$1,997

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

The Company recorded the Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's PWB Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.31% for the three and nine months ended September 30, 2023. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $81 and $239 for the three and nine months ended September 30, 2023, respectively.

The following table presents scheduled principal payments of the Company's note payable as of September 30, 2023:

Period	Amount
2023 - remainder	$313
2024	1,250
2025	1,250
2026	1,250
2027	937
Total principal payments	5,000
Less debt discount	(680)
Note payable, net	$4,320

Current portion	1,250
Long-term portion	3,070
Note payable, net	$4,320

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

11.         Lease Obligations

The Company maintained a five-year operating lease agreement for its headquarters and manufacturing facility in Richmond, California (the "Richmond Lease") which expired at the end of May 2022. The Company continued to maintain its tenancy at this location until the end of August 2022, while incurring monthly expenses equal to the most recent monthly lease payment under the expired lease agreement and common area maintenance costs.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s future lease payments as of September 30, 2023, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2023 - remainder	$107
2024	434
2025	415
2026	363
Total lease payments	1,319
Less: imputed interest	(152)
Present value of lease liabilities	$1,167

Weighted-average remaining lease term (in years)	2.97
Weighted-average discount rate	8.2%

Lease expense under the Company’s operating leases was $146 and $189 for the three months ended  September 30, 2023 and 2022, respectively; and $417 and $455 for the nine months ended September 30, 2023 and 2022, respectively.

12.         Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at  September 30, 2023 and  December 31, 2022 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of September 30, 2023 and December 31, 2022, there were 14,235 and 13,203, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $5,000 under the registration statement and prospectus supplement filed with the SEC related to such offering. In June 2023, the Company entered into an amendment to the ATM Agreement that removed the requirement that shares of the Company's common stock may not be sold for a price lower than $6.75 per share. The Company did not sell any shares under the ATM agreement during the three and nine months ended September 30, 2023 and 2022.

Warrants

Warrants outstanding as of September 30, 2023 and  December 31, 2022 were as follows:

	Exercise	Term
Source	Price	(Years)	December 31, 2022	Issued	Exercised	September 30, 2023
2021 Warrants	$12.81	5	273	—	—	273
June 2020 Investor Warrants	$5.18	5.5	127	—	—	127
June 2020 Placement Agent Warrants	$5.64	5	39	—	—	39
December 2019 Warrants	$8.10	5	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	5	52	—	—	52
May 2019 Warrants	$3.52	5	193	—	—	193
			1,240	—	—	1,240

No warrants were exercised during the three and nine months ended September 30, 2023 and 2022.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	September 30, 2023	December 31, 2022
Current share price	$0.73	$1.19
Conversion price	$12.81	$12.81
Risk-free interest rate	4.95%	4.21%
Expected term (years)	2.36	3.11
Volatility of stock	64.4%	99.6%

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	September 30, 2023	December 31, 2022
Current share price	$0.73	$1.19
Conversion price	$5.18	$5.18
Risk-free interest rate	4.99%	4.23%
Expected term (years)	2.19	2.94
Volatility of stock	65.9%	99.6%

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	September 30, 2023	December 31, 2022
Current share price	$0.73	$1.19
Conversion price	$5.64	$5.64
Risk-free interest rate	5.16%	4.33%
Expected term (years)	1.69	2.44
Volatility of stock	69.7%	73.5%

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	September 30, 2023	December 31, 2022
Current share price	$0.73	$1.19
Conversion price	$8.10	$8.10
Risk-free interest rate	5.15%	4.32%
Expected term (years)	1.72	2.47
Volatility of stock	69.1%	73.3%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	September 30, 2023	December 31, 2022
Current share price	$0.73	$1.19
Conversion price	$8.44	$8.44
Risk-free interest rate	5.37%	4.42%
Expected term (years)	1.22	1.97
Volatility of stock	71.8%	71.8%

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

	September 30, 2023	December 31, 2022
Share price	$0.73	$1.19
Conversion price	$3.52	$3.52
Risk-free interest rate	5.51%	4.6%
Expected term (years)	0.6	1.4
Volatility of stock	70.2%	74.5%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal.

13.         Stock-based Compensation

Shares available for grant

On June 8, 2023, the Company held its 2023 Annual Meeting of Stockholders and ratified an amendment to the Company's Amended and Restated 2014 Equity Incentive Plan to increase the total number of shares of common stock authorized for issuance by 1,200 shares. As of September 30, 2023, the total number of shares authorized for grant under the Company's Amended and Restated 2014 Equity Incentive Plan was 3,724, of which 425 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2023, and activity during the nine months then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2022	270	$37.96
Options forfeited	—	—
Options cancelled	(16)	55.91
Balance as of September 30, 2023	254	$36.89	4.66	$—
Vested and expected to vest as of September 30, 2023	254	$36.89	4.66	$—
Exercisable as of September 30, 2023	253	$37.07	4.66	$—

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

As of September 30, 2023, total unrecognized compensation cost related to unvested stock options was $8. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 0.15 years.

There were no stock options awarded during the three and nine months ended September 30, 2023 and 2022.

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

The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the nine months ended September 30, 2023 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2022	1,383	$2.17
Granted	873	1.37
Vested	(750)	2.11
Forfeited	(32)	1.53
Unvested as of September 30, 2023	1,474	$2.26

As of September 30, 2023, $1,730 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.37 years.

Compensation Expense

Total stock-based compensation expense related to options, RSUs and PSUs granted to employees and non-employee members of the board of directors is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$69	$61	$209	$202
Research and development	107	90	320	273
General and administrative	265	386	850	1,143
	$441	$537	$1,379	$1,618

401(k) Plan Share Match

During the nine months ended September 30, 2023 and 2022, the Company issued 161 and 68 shares of common stock with a fair value of $249 and $176, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2022 and 2021, respectively.

The expense for the 401(k) plan share matching was $304 and $147 for the nine months ended September 30, 2023 and 2022, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

14.         Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2023, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year.

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

In connection with the HMC Acquisition, the Company assumed two license agreements with Vanderbilt University to maintain exclusive rights to patents on the Company's behalf. The Vanderbilt Exoskeleton License Agreement was entered into as of October 15, 2012 and will continue until April 29, 2038, unless sooner terminated. Under this agreement, the Company is required to pay 6% of net sales of licensed patent products and 3% of net sales of licensed software products. The minimum annual royalty for licensed products is $250 after July 31, 2018. The Vanderbilt Knee License Agreement was entered into as of March 1, 2022 and will continue until February 15, 2041, unless sooner terminated. Under this agreement, the Company is required pay 3.75% of net sales for licensed patent products and the minimum annual royalty is $75 due on or before July 31, 2028. The Company also entered into transitional use agreements with Parker granting the Company access to certain information technology systems and shared services relating to manufacturing facilities in Macedonia, Ohio for twelve months following the date of the acquisition. As consideration for access to these resources, the Company is required to make monthly payments of $20. In addition to and in conjunction with the transitional services agreement, the Company entered into a transitional manufacturing agreement that provides the Company additional time to use Parker's certification in the European Union relating to the acquired assets while the Company continues the application process for its own certification. This agreement relatedly extends the Company's ability to use Parker's Ohio facility during the pendency of such application process, which is not anticipated to go beyond May 2024, which is 18 months from the date of the acquisition. As consideration for the use of the facility beyond the initial twelve months, the Company will be required to make monthly payments of $3 for each of the additional six months.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $2,741 as of September 30, 2023, which are expected to be paid within one year, and $3,480 as of December 31, 2022. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,319 payable over 38 months related to the San Rafael and Hamburg leases disclosed in Note 11. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

16.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(3,365)	$(4,304)	$(11,984)	$(11,902)

Denominator:
Weighted-average number of shares, basic and diluted	14,073	13,071	13,672	12,896

Net loss per share, basic and diluted	$(0.24)	$(0.33)	$(0.88)	$(0.92)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Options to purchase common stock	254	271	254	271
Restricted stock units	1,474	949	1,474	949
Warrants for common stock	1,240	1,240	1,240	1,240
Total common stock equivalents	2,968	2,460	2,968	2,460

17.         Segment Disclosures

The Company has two reportable segments: EksoHealth and EksoWorks. The EksoHealth segment designs, manufactures, and markets exoskeletons for applications in the medical markets. The EksoWorks segment designs, manufactures, and markets exoskeleton devices to allow able-bodied users to perform difficult repetitive work for extended periods. The reportable segments are each managed separately because they serve distinct markets.

The Company evaluates performance and allocates resources based on segment gross profit margin. The Company does not consider operating expenses or net assets as segment measures and, accordingly, are not allocated.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended September 30, 2023
Revenue	$4,388	$219	$4,607
Cost of revenue	2,006	145	2,151
Gross profit	$2,382	$74	$2,456

Three months ended September 30, 2022
Revenue	$3,224	$105	$3,329
Cost of revenue	1,524	119	1,643
Gross profit	$1,700	$(14)	$1,686

	EksoHealth	EksoWorks	Total
Nine months ended September 30, 2023
Revenue	$13,072	$360	$13,432
Cost of revenue	6,378	344	6,722
Gross profit	$6,694	$16	$6,710

Nine months ended September 30, 2022
Revenue	$8,333	$1,028	$9,361
Cost of revenue	4,170	655	4,825
Gross profit	$4,163	$373	$4,536

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa (EMEA), and (3) Asia Pacific (APAC). Individual countries with revenue greater than 10% of total revenue for the three and nine months ended September 30, 2023 and 2022 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas
United States	$3,099	$1,475	$9,741	$4,889
Other	138	73	149	249
Americas revenue	3,237	1,548	9,890	5,138

EMEA
Poland	496	(41)	1,007	527
Romania	—	449	475	449
Germany	23	237	318	487
Other	527	413	864	945
EMEA revenue	1,046	1,058	2,664	2,408

APAC
Hong Kong	178	—	475	485
Indonesia	—	668	—	668
Other	146	55	403	662
APAC revenue	324	723	878	1,815

Total Revenue	$4,607	$3,329	$13,432	$9,361

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

The Company settled on an amount of $325 to be paid in cash over fourteen months, with combined initial payments of $145 due in the first 40 days and $15 per month for the remaining 12 months. The Company has a liability of $105 and $325 related to this settlement on its condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this "Quarterly Report"), the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference (the “Annual Report”).

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

At the end of the second quarter of 2022, we ceased commercialization of our EksoZeroG support arm and related products and accessories.

Third Quarter 2023 Highlights

•	Sold a total of 41 EksoHealth units in the third quarter of 2023

•	Reported revenue of $4.6 million in the third quarter of 2023, an increase of 38.4% year-over-year

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management must also make uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. During the three months ended September 30, 2023, management made no changes to its estimates regarding the likelihood of future events. We do not believe the revision resulted in a material impact to the estimated fair value of warrant liabilities measured using the Lattice Model.

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

Results of Operations

The following table presents our results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	Change	% Change

Revenue	$4,607	$3,329	$1,278	38%
Cost of revenue	2,151	1,643	508	31%
Gross profit	2,456	1,686	770	46%
Gross profit %	53%	51%

Operating expenses:
Sales and marketing	2,052	1,742	310	18%
Research and development	1,159	887	272	31%
General and administrative	2,176	2,711	(535)	(20)%
Total operating expenses	5,387	5,340	47	1%
Loss from operations	(2,931)	(3,654)	723	(20)%
Other (expense) income, net:
Interest expense, net	(64)	(34)	(30)	88%
Gain on revaluation of warrant liabilities	60	112	(52)	(46)%
Unrealized loss on foreign exchange	(433)	(732)	299	(41)%
Other income, net	3	4	(1)	(25)%
Total other expense, net	(434)	(650)	216	(33)%
Net loss	$(3,365)	$(4,304)	$939	(22)%

Revenue

Revenue increased $1.3 million, or 38%, for the three months ended September 30, 2023, compared to the same period of 2022. This increase was comprised of a $1.2 million increase in EksoHealth revenue and a $0.1 million increase in EksoWorks.

The increase in EksoHealth revenue was primarily driven by an increase in the volume of EksoNR and Indego device sales. The increase in EksoWorks revenue was primarily driven by an increase in the volume of EVO.

Gross Profit

Gross profit increased $0.8 million for the three months ended September 30, 2023 compared to the same period of 2022, driven by an increase in sales in the EksoHealth segment.

Gross margin increased to 53% for the three months ended September 30, 2023, compared to a gross margin of 51% for the same period of 2022. The overall increase in gross margin was primarily due to lower EksoHealth device and service costs.

Operating Expenses

Sales and marketing expenses increased $0.3 million, or 18%, for the three months ended September 30, 2023, compared to the same period of 2022. The increase was primarily due to the addition of headcount associated with the acquisition of HMC.

Research and development expenses increased $0.3 million, or 31%, for the three months ended September 30, 2023, compared to the same period of 2022. The increase was primarily due to the addition of headcount associated with the acquisition of HMC and costs associated with HMC-sponsored research agreements.

General and administrative expenses decreased $0.5 million, or 20%, for the three months ended September 30, 2023, compared to the same period of 2022, primarily due to an decrease in legal activity and absence of costs associated with the acquisition of HMC in the comparable quarter.

Total Other (Expense) Income, Net

Interest expense, net increased 88% for the three months ended September 30, 2023 compared to the same period of 2022. This increase was related to the promissory note in connection with the HMC acquisition.

Gain on revaluation of warrant liabilities was $0.1 million for the three months ended September 30, 2023 and September 30, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, time to maturity, and the risk-free interest rate.

Unrealized loss on foreign exchange for the three months ended September 30, 2023 was $0.4 million compared to $0.7 million for the same period of 2022. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,
	2023	2022	Change	% Change

Revenue	$13,432	$9,361	$4,071	43%
Cost of revenue	6,722	4,825	1,897	39%
Gross profit	6,710	4,536	2,174	48%
Gross profit %	50%	48%

Operating expenses:
Sales and marketing	6,489	5,212	1,277	25%
Research and development	3,712	2,680	1,032	39%
General and administrative	8,172	7,764	408	5%
Total operating expenses	18,373	15,656	2,717	17%
Loss from operations	(11,663)	(11,120)	(543)	5%
Other (expense) income, net:
Interest expense, net	(236)	(90)	(146)	162%
Gain on revaluation of warrant liabilities	186	1,011	(825)	(82)%
Unrealized loss on foreign exchange	(223)	(1,704)	1,481	(87)%
Other (expense) income, net	(48)	1	(49)	(1)
Total other expense, net	(321)	(782)	461	(59)%
Net loss	$(11,984)	$(11,902)	$(82)	1%

(1)Not Meaningful

Revenue

Revenue increased $4.1 million, or 43%, for the nine months ended September 30, 2023, compared to the same period of 2022. This increase was comprised of a $4.7 million increase in EksoHealth revenue, partially offset by a $0.7 million decrease in EksoWorks.

The increase in EksoHealth revenue was primarily driven by an increase in the volume of EksoNR and Indego device sales. The decrease in EksoWorks revenue was primarily driven by a reduction in the volume of EVO sales and the absence of the recognition of royalty revenue in the comparable period of 2022 related to an expired license and distribution agreement. Revenue from our EVO product line was affected by delays from our transition to our contract manufacturer.

Gross Profit

Gross profit increased $2.2 million for the nine months ended September 30, 2023 compared to the same period of 2022, driven by an increase in sales in the EksoHealth segment.

Gross margin increased to 50% for the nine months ended September 30, 2023, compared to a gross margin of 48% for the same period of 2022. The overall increase in gross margin was primarily due to lower device costs.

Operating Expenses

Sales and marketing expenses increased $1.3 million, or 25%, for the nine months ended September 30, 2023, compared to the same period of 2022. The increase was primarily due to additional headcount associated with the acquisition of HMC and severance expense.

Research and development expenses increased $1.0 million, or 39%, for the nine months ended September 30, 2023, compared to the same period of 2022. The increase was primarily due to additional headcount associated with the acquisition of HMC and costs associated with HMC-sponsored research agreements.

General and administrative expenses increased $0.4 million, or 5%, for the nine months ended September 30, 2023, compared to the same period of 2022, primarily due to an increase in audit and accounting services in connection with the acquisition of HMC, and costs associated with the integration of HMC, partially offset by the absence of severance costs associated with the departure of our former Chief Executive Officer in the same period of 2022.

Total Other (Expense) Income, Net

Interest expense, net increased 162% for the three months ended September 30, 2023 compared to the same period of 2022. This increase was related to the promissory note in connection with to the HMC acquisition.

Gain on revaluation of warrant liabilities was $0.2 million for the nine months ended September 30, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gain on revaluation of warrant liabilities was $1.0 million for the nine months ended September 30, 2022, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, time to maturity, and the risk-free interest rate.

Unrealized loss on foreign exchange for the nine months ended September 30, 2023 was $0.2 million compared to an unrealized loss on foreign exchange of $1.7 million for the same period of 2022. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts toward the development and commercialization of exoskeletons for the medical and industrial markets and toward raising capital. We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

Liquidity and Capital Resources

On September 30, 2023, we had working capital of $14.6 million, compared to working capital of $21.8 million at December 31, 2022. The decrease in working capital was primarily due to a lower cash balance from cash used in operations. Our cash as of September 30, 2023, consisted of bank deposits with third party financial institutions. As of September 30, 2023, of our $9.9 million of cash, $9.5 million was held domestically while $0.4 million was held by foreign subsidiaries.

As described in Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption Notes Payable, net, borrowings under our secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2023, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2023 is approximately $7.9 million.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(10,470)	$(11,044)
Net cash used in investing activities	(114)	(141)
Effect of exchange rate changes on cash	(4)	(41)
Net decrease in cash	(10,588)	(11,226)
Cash and restricted cash at beginning of period	20,525	40,406
Cash and restricted cash at end of period	$9,937	$29,180

Net Cash Used in Operating Activities

Net cash used in operations decreased 5%, for the nine months ended September 30, 2023, compared to the same period of 2022 was primarily due to an increase in sales and the absence of business development costs incurred in the comparable period, partially offset by payments of acquisition and integration costs associated with HMC.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023, was related to leasehold improvements for our new headquarters and manufacturing facility in San Rafael, California and manufacturing equipment.

Material Cash Requirements and Going Concern

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

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations with the additional headcount and product development activities assumed in the HMC Acquisition and service of our promissory note with Parker Hannifin. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our condensed consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements twelve months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans.

The Company does not expect, nor do our historical operating results suggest, that cash flows generated from operations will be sufficient to meet our material cash requirements in the long term. Management expects that the Company's historical reliance on external financing, from both equity and debt financings, will continue to provide the capital necessary to meet its material cash requirements in the long term. Management has not yet determined the form such additional financing may take, but management expects that the most likely forms include one or more of the following: (i) underwritten offerings of shares of our common stock or other offerings of equity and/or equity-linked securities, (ii) sales of shares of our common stock under an "at the market" offering program, (iii) incurring indebtedness with one or more financial institutions, and (iv) the factoring of trade receivables.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2023, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than
	Total	One Year	1-3 Years	3-5 Years
Term loan	$2,484	$171	$2,313	$—
Promissory note	5,000	938	2,500	1,562
Facility operating leases	1,319	431	821	67
Purchase obligations	2,741	2,741	—	—
Total	$11,544	$4,281	$5,634	$1,629

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2023, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our unaudited condensed consolidated financial statements as of September 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2023, we had cash and restricted cash of $9.9 million and an accumulated deficit of $235.8 million. We do not believe that our cash and restricted cash are sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq Capital Market (“Nasdaq”) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically the minimum bid price requirement, and must regain compliance on or prior to March 27, 2024. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq and will likely be delisted by Nasdaq.

If we were to fail to meet a Nasdaq listing requirement, we may be subject to delisting by the Nasdaq. In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

Item 5. Other Information

During the quarter ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

10.1	Fifth Amendment to Loan Agreement by and among Pacific Western Bank, Ekso Bionics, Inc. and Ekso Bionics Holdings, Inc, dated as of August 17, 2023 (incorporated by reference from Exhibit 10.1 to Ekso Bionics Holdings, Inc.'s Current Report of Form 8-K filed on August 18, 2023).

10.2*†	Warranty Lump Sum Agreement between Parker-Hannafin Corporation and the Company dated September 25, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”):

• unaudited condensed consolidated balance sheets;
• unaudited condensed consolidated statements of operations and comprehensive income (loss);
• unaudited condensed consolidated statements of stockholders’ equity;
• unaudited condensed consolidated statement of cash flows; and
• notes to unaudited condensed consolidated financial statements.
101.ins	Inline XBRL Instant Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: October 26, 2023	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2023	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)