Form 10-K
period 2023-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2024-03-04
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $18,715,751 based on the last sale price for such stock on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 1, 2024 the registrant had 17,903,128 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding regulatory path for our products, including potential approvals required and timing of approvals, (iv) statements regarding the financial and operational impacts on our business following the completion of the integration of our acquisition from Parker Hannifin Corporation of certain assets related to Parker Hannifin Corporation's human motion control business, and software applications, support services and cloud environments related to such business in December 2022 (the "HMC Acquisition"), (v) our future financial performance, including any statement contained in a discussion and analysis of our financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), (vi) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and, our exoskeleton products, and for strategic partnerships, (vii) our beliefs regarding potential clinical and other health benefits of our medical devices, (viii) the actions we will take in seeking a reimbursement from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, the timing and amounts of potential CMS reimbursement, (ix) our ability to obtain CE certificates registered by Ekso Bionics, Inc. for our Ekso Indego Therapy and Ekso Indego Personal devices (x) the impact and effects of global health events and other risk factors on our business, results of operations or prospects, and (xi) the assumptions underlying or relating to any statement described in points (i) through (x) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, the Company's ability to obtain reimbursement from CMS at acceptable levels or at all and the effect and timing of CMS decisions with respect thereto, the highly competitive markets in which the Company’s products are sold, the Company's significant losses to date and anticipated future losses, the new and unproven nature of the market for the Company’s products, the long, cyclical and variable sales cycles for the Company’s products, the factors outside the Company’s control that affect the production and sales of its products, which include but are not limited to disruptions in the global supply chain, the costs related to and impacts of potential failure of the Company to obtain or maintain protection for the Company's intellectual property rights, the inability to successfully consummate and integrate acquisitions, including the HMC Acquisition, the failure of the Company to obtain or maintain regulatory approval to market the Company's medical devices, risks related to product liability, recall and warranty claims, the volatility of the market price of and limited trading in our common stock. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report.

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

Notes regarding references to Ekso Bionics

In this Annual Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly owned subsidiaries, and “Ekso Bionics” refers to Ekso Bionics, Inc. as it existed prior to the January 15, 2014 merger of our wholly owned subsidiary, Ekso Acquisition Corp., with and into Ekso Bionics, Inc., or the Merger. Ekso Bionics was the surviving corporation in the Merger and became our wholly owned subsidiary, and all of the outstanding Ekso Bionics stock was converted into shares of our common stock. Ekso®, Ekso Bionics®, EksoWorks®, EksoZeroG®, EksoNR™, EksoZeroG™, EVO™, EksoPulse™, Indego®, and Nomad® are registered and unregistered trademarks of the Company. All other trademarks that may appear in this Annual Report are the property of their respective owners.

PART  I

Item 1.  BUSINESS

Company Background

We design, develop, and market exoskeleton products that augment human strength, endurance and mobility. Our exoskeleton technology serves multiple markets and can be utilized both by able-bodied persons and persons with physical disabilities or impairments.

On December 5, 2022, we acquired the Human Motion and Control ("HMC") Business Unit from Parker Hannifin Corporation ("Parker"), an Ohio corporation  (the "HMC Acquisition"). The assets acquired from the business unit included intellectual property rights for devices which are U.S. Food and Drug Administration ("FDA") cleared lower-limb powered exoskeletons that enable task-specific overground gait training to patients with weakness or paralysis in their lower extremities. Throughout 2023 we integrated the HMC products and team into Ekso Bionics, Inc. and are currently operating as a combined business.

We continue to explore business development initiatives to fuel growth and long-term value and are committed to helping people improve mobility and live healthier lives through combining the use of technology with advanced rehabilitative programs.

Products

EksoNR

EksoNR is a wearable robotic exoskeleton specifically designed to be used in a rehabilitation setting to assist individuals recovering from both acute and chronic conditions. A trained clinician typically uses the EksoNR to provide adjustable levels of assistance to the wearer's legs to promote proper gait, active engagement, and higher dosage. EksoNR is FDA cleared for use in a clinical setting with individuals with a spinal cord injury ("SCI"), acquired brain injury ("ABI") - including stroke and traumatic brain injuries ("TBI"), and multiple sclerosis ("MS").

Ekso Indego Therapy

Ekso Indego Therapy is a modular, adjustable, lightweight, lower-limb powered exoskeleton that can be custom-sized and fitted to patients for use in rehabilitation and wellness applications. Ekso Indego Therapy is cleared by the FDA for use with individuals with stroke or SCI.

Ekso Indego Personal

Ekso Indego Personal is a lightweight powered lower limb orthosis that enables people with mobility impairments the opportunity to walk independently. Ekso Indego Personal is cleared by the FDA for use with individuals with SCI levels from T3 to L5 in community or home settings.

Ekso Nomad

Ekso Nomad is a power Knee Ankle Foot Orthosis, or KAFO. Nomad is a pre-revenue product that is currently under development. We expect that Nomad with be available in limited volumes for clinicals trials in 2024, with commercial launch currently planned for 2025.

Ekso EVO

EVO is a wearable upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks from chest height to overhead. EVO is intended to reduce worker fatigue and reduce on-site injuries while boosting productivity. EVO is intended primarily for use with able-bodied individuals and has not been registered with or evaluated by the FDA.

Services

EksoPulse
EksoNR includes cloud connectivity through EksoPulse, which gathers and transmits statistics and device information during EksoNR walking sessions.

EksoCare
For most of our Ekso Health products, we offer extended warranty and premium service options under our EksoCare program. EksoCare includes a comprehensive warranty, loaner devices to minimize downtime, clinical support, access to our EksoPulse online portal, and other benefits to customers.

Device servicing and repair
For devices not covered under warranty, we offer fee-for-service repairs and maintenance. Customers may also rent loaner devices on a short-term basis if the time required to service their device will interrupt their ongoing business.

Training
We offer a range of training programs that are aimed at demonstrating to customers how to use our products safely and effectively. Training is delivered as an online service, in-person, or as a combination of the two. Training is often included with the purchase of a new device, but training can also be purchased separately.

Segments

EksoHealth
Our EksoHealth segment represents sales of our regulated medical devices regardless of the end customer. We separate our EksoHealth segment into two business lines. Enterprise Health and Personal Health.

Enterprise  Health
Our Enterprise Health business line resides within our EksoHealth segment. Enterprise Health customers include inpatient rehabilitation hospitals and clinics as well as some outpatient rehabilitation clinics. The Enterprise Health product line includes EksoNR and Ekso Indego Therapy.

Personal Health
Our Personal Health business line also resides within our EksoHealth segment. Personal Health customers include the Veterans Administration, which provides our products to qualified veterans for individual use, individuals who are covered under worker’s compensation insurance, and  private individuals who pay out of pocket. As described in further detail below, we are pursuing Medicare reimbursement for products in this business line.

EksoWorks
Sales of products to able-bodied individuals for use in industrial or work-related use are represented by our EksoWorks segment. Our only active product within our EksoWorks segment is EVO.

Markets and Distribution

EksoHealth

Enterprise Health Market
Our sales priority for Enterprise Health customers involves the education of clinical and executive stakeholders on the economic and clinical value of our robotic exoskeleton portfolio, including the EksoNR and the Ekso Indego Therapy devices. In tandem, we continue to leverage our EksoNR and Ekso Indego customer base to educate and mentor strategic target centers that specialize in stroke, ABI and SCI rehabilitation in specific geographies.

Rehabilitation treatments that can benefit from the use of our EksoNR and Ekso Indego Therapy products take place in a range of different types of facilities. These include inpatient rehabilitation facilities ("IRF"), long term acute care hospitals ("LTACH"), skilled nursing facilities ("SNF"), and outpatient rehabilitation clinics, among others. The primary facility types we currently serve are IRFs. Among these facilities, ownership structures also vary from small independent rehabilitation centers to larger networks of providers. Our current market focus is on the larger network providers, referred to as integrated delivery networks ("IDN"). Sales to IDNs typically involve multi-unit transactions that can benefit from lower selling costs, better pipeline visibility, and better economies of scale. In 2023, approximately 52% of our new unit shipments for EksoNR and Ekso Indego Therapy were to IDNs. Globally, multi-unit sales comprised approximately 70% of our unit shipments.

The sales cycle for the EksoNR and Ekso Indego Therapy devices varies, but typically takes from approximately eight to 12 months for a first device and six to eight months for subsequent devices. The typical sale of our EksoNR and Ekso Indego Therapy is a complete package, which includes the device and all relevant components, batteries for continuous run-time, training, and certification. Some customers also purchase EksoCare at the time of a new device purchase for up to four years of coverage. The purchase rate of EksoCare varies by country, with U.S. customers typically preferring to include it in their initial purchase. Other regions have lower rates of purchase.

In the Enterprise Health market, we offer a range of purchase options. In most cases and when capital is available, the product is sold outright to the customer as a capital sale and the full price is invoiced to the customer after title transfers. For customers who prefer to finance the purchase of their device, we have finance partners who facilitate such transactions. Often these arrangements will be marketed as a subscription product to the end customer. Typically, in a subscription arrangement we will sell the device to the third party financing partner who then contracts with the end customer for payment terms. In certain circumstances, we may elect to maintain ownership of a product sold as a subscription in lieu of selling it to a third party financing partner. Subscription arrangements typically last for 24 months to 36 months.

We distribute our products to the Enterprise Health market in all of our geographic regions through a combination of direct and indirect (distributor) channels. In the Americas geographic region, sales are primarily made through our direct salesforce. In the Europe, Middle East, and Africa region (“EMEA”), we sell through a combination of direct and indirect channels, with German speaking countries handled direct, and other countries and regions served through distributors. In the Asia Pacific region (“APAC”) we also use a combination of direct and indirect channels depending on the country.

Personal Health Market
Within the Personal Health market, we serve individual users with the Ekso Indego Personal, which is intended to provide overground ambulation in community and home settings. The primary use case for Ekso Indego Personal is for users with SCI. For this user population, confinement to a wheelchair can cause severe physical and psychological deterioration. As a result, the secondary medical consequences of paralysis can include difficulty with bowel and urinary tract function, osteoporosis, loss of lean mass, gain in fat mass, insulin resistance, diabetes, and heart disease. The cost of treating these conditions is substantial.

The sales cycle for the Ekso Indego Personal device averages eight to 12 months from the first interaction we have with the potential Ekso Indego Personal device user. The Ekso Indego Personal device is regulated by the FDA and the patient must have an injury level of T3 to L5 and have a support person when utilizing the device.

The U.S. Department of Veterans Affairs (the "VA") has an active program to provide products like Ekso Indego Personal to U.S. veterans with SCI. According to VA data, approximately 42,000 of such patients are veterans and are eligible for medical care and other benefits from the VA out of which 27,000 are receiving treatment annually. With 25 VA spinal cord injury centers, the VA has the largest single network of spinal cord injury care in the United States.

Veterans who receive our products through the VA complete a screening, in-clinic training and a home trial prior to the VA purchasing a device for each eligible Veteran. We provide products to the VA through distributors classified as Service-Disabled Veteran-Owned Small Businesses (SDVOSB).

We are working toward obtaining Medicare reimbursement for the Ekso Indego Personal device. If we are successful, we expect access to this market will allow us to serve a larger portion of the SCI population in the U.S. Specifically, according to the National Spinal Cord Injury Statistical Center an estimated 294,000 individuals are currently living with SCI and another 17,810 suffer from new SCI injuries each year. Approximately 56% of individuals with SCI are enrolled in Medicare or Medicaid within 5 years post-injury. If Medicare reimbursement goes into effect, we plan to sell products to individuals in this market through Durable Medical Equipment suppliers (DMEs). DMEs typically resell products from DME manufacturers to individual users. DMEs are responsible for the Medicare reimbursement process, which requires a physician’s prescription and evidence of medical necessity to be submitted to and approved by Medicare before reimbursement is provided. The level of such reimbursement, if any, and the timing of CMS's decisions with respect thereto are not within our control. See "Part I--Item 1A Risk Factors", specifically the risk titled "Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products," for more information.

Outside of the VA and Medicare, we sell Ekso Indego Personal to individuals who pay out-of-pocket or have obtained coverage through a worker’s compensation claim. Sales in EMEA and APAC have gained traction, and we believe there is additional potential in these regions for future sales to private individuals and through government-funded healthcare systems.

EksoWorks

Our primary end market for our EksoWorks segment is comprised of commercial enterprises that are focused on solving ergonomic challenges for their workers. These challenges range from injury prevention, fatigue reduction, and/or improved worker productivity. With EVO as our only commercially available product in this segment, we focus on applications that involve repetitive work at shoulder height and above. While EVO is a general-purpose product, we currently target specific vertical markets; including aerospace, automotive, general manufacturing, and certain construction trades.

Within our EksoWorks segment, we offer our products for sale in the Americas, EMEA, and APAC. In the Americas, the majority of our sales to date have been direct to business customers in the U.S., with certain limited sales in 2023 being to business customers in Mexico and Canada. In EMEA and APAC, we have sold to a combination of businesses and distribution partners. Outside of the U.S., we expect distribution partners to account for a larger percentage of sales over time.

Third-Party Coverage and Payment

In our EksoHealth segment, third-party payers are often involved either to pay for procedures in which our products are used or to purchase our devices on behalf of an individual. These payment mechanisms vary by product line and are detailed below. Third-party payers are typically not involved in the purchase of products in our EksoWorks segment.

Enterprise Health
Our customers, including inpatient and outpatient rehabilitation facilities, typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. In the U.S., in order to receive payment for the procedures performed using our products, our customers must report codes that describe the services provided and determine the medical necessity of the service or whether the service is included in the payors’ policy. Codes used for reimbursement for procedures that utilize our products are generic in nature and do not reference our products specifically. In the U.S. and most markets globally where we sell our products, payment for medical services provided by our customers (collectively “providers”) is determined by the government, commercial payors (insurers), or both.

Personal Health
Within the Personal Health market, the Veterans Administration provides our products to qualified veterans for individual use. CMS and its fiscal intermediaries (Medicare Administrative Contractors) and state Medicaid programs establish reimbursement policies for medical and surgical services at the state and federal level for the Medicare and Medicaid programs. Our products currently do not have established reimbursement amounts with CMS. Although we are working with CMS to establish a set level of reimbursement, the amount, if any, of such reimbursement and CMS's timing for making a decision are not within our control.

Private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and payment policies but also have their own methods and approval processes. In some cases, individuals covered under worker’s compensation insurance have also purchased our products.

Government Regulation

U.S. Medical Device Regulation

The U.S. government regulates the medical device industry through various agencies, including but not limited to the FDA, which administers the Federal Food, Drug and Cosmetic Act ("FDCA"). The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any medical device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

All of our EksoHealth products are registered with the FDA according to each device classification. The following table lists the FDA registration status for each product. Our lower extremity exoskeletons - EksoNR, Ekso Indego Therapy, and Ekso Indego Personal - are regulated as Class II devices and thus are covered under approved 510k fillings.

In the year ended December 31, 2023, there was one report of an adverse event made to the FDA under the Manufacturer and User Facility Device Experience Database relating to our EksoNR product. There were no adverse events reported relating to our Ekso Indego Therapy or Ekso Indego Personal products.

The one adverse event was reported by us and related to a report of a patient injury. No field actions or recalls were performed as a result of the reported adverse event.

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

European Union

The European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. The rules for CE marking a product are set forth in the EU Medical Device Regulation (the “EU MDR”), which replace the EU Medical Device Directive (the “EU MDD”). The EU MDR regulations were adopted with transitional periods that allow some products to rely on EU MDD certificates for a period of time. As a result of the MDR transition, our products are currently CE marked with MDD certificates.

As of March 1, 2024, all of our EksoHealth products bear CE marks and certificates which were obtained under EU MDD regulations. Under MDR rules, we can continue to place these products on the market until December 31, 2028, provided that we adhere to certain restrictions. These restrictions include: (i) not making any substantial changes to the products prior to EU MDR certification, (ii) implementing certain MDR requirements immediately, and (iii) applying for an EU MDR conformity assessment and having a quality management system in place by May 26, 2024 and signing a written agreement with a notified body by September 26, 2024.

The CE certificates for our Ekso Indego Therapy and Ekso Indego Personal devices are currently held by Parker while we complete the process to obtain certificates registered by Ekso Bionics, Inc. As part of this transition, we are currently able to place the Indego products on the market in Europe through a series of manufacturing and quality agreements with Parker. The Parker certificates expire on May 25, 2024, and Parker does not intend to satisfy all of the requirements to allow the certificate to remain valid. As such, will no longer be able to use the Parker certificates to satisfy CE marking requirements for Indego products. We expect to receive new Ekso Bionics EU MDR CE certificates in 2024, but an exact date of certification has not been confirmed by the Notified Body.

For EksoNR, we believe we have satisfied all requirements to keep our EU MDD CE certificate valid and expect to complete the transition to EU MDR compliance in late 2024.

Regulatory requirements in the United Kingdom (“UK”) are also changing as a result of Brexit (the UK’s withdrawal from the EU), and regulatory requirements in Switzerland are changing as a result of the country’s withdrawal from its Mutual Recognition Agreement with the EU Commission. Complying with the EU MDR and the evolving regulatory regimes in the UK and Switzerland requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes. As of December 31, 2023, none of our products had yet been approved under EU MDR.

Other countries

Regulations in other countries, including the requirements for approvals, certification, or clearance and the time required for regulatory review, vary by country. Certain countries, such as Australia, Indonesia, Malaysia, Singapore, Canada, and others have their own regulatory agencies. These countries typically require regulatory approvals and compliance that we comply with either directly or through distribution partners. Failure to obtain regulatory approval in any foreign country in which we market our products, or failure to comply with any regulation in any foreign country in which we market our products may negatively impact our ability to generate revenue and harm our business.

Other U.S. and international regulations

We are subject to broadly applicable fraud and abuse, privacy, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products.
•    Federal Anti-Kickback Statute
•    Federal criminal and civil false claims laws
•    Health Insurance Portability and Accountability Act (“HIPAA”)
•    Physician Payments Sunshine Act
•    Similar state and foreign laws and regulations

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

Competition

The medical technology and industrial robotics industries are characterized by intense competition and rapid technological change. Specifically, exoskeleton technology remains in its early stages. As this field develops, we believe that we will face increased competition on the basis of product features, critical outcomes, price, services and other factors. Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. Beyond the competitors listed below, we also believe that a number of other companies are developing competitive technology and devices in our Enterprise Health, Personal Health, and EksoWorks product lines.

Enterprise Health
For our Enterprise Health product line, we face competition from products that target lower extremity gait therapy, ambulation, and rehabilitation. These include exoskeleton companies such as Cyberdyne, Wandercraft, and ExoAtlet, among others. Other non-exoskeleton products in this market include Hocoma, Tyromotion, AlterG, Aretech and Reha Technology, among others.

Personal Health
For our Personal Health product line, our primary competitor is LifeWard’s Rewalk 6.0. Other competitors that we believe either have or are developing products for the home and community ambulation market include Cyberdyne, Wandercraft, and Ottobock.

EksoWorks
In the segment, there are multiple competitors with shoulder support devices, including products from Ottobock, Levitate, Hilti, Skel-ex, and others.

Supply of Components

We manufacture our EksoNR at our facility in San Rafael, California for worldwide distribution. Our Ekso Indego Therapy and Ekso Indego Personal devices are manufactured, and we expect our Nomad device will be manufactured, at our facilities in Macedonia, Ohio. We currently run one shift per day at both facilities and believe we have the capacity to eventually run additional shifts should we deem it appropriate.

In 2023, we completed the process of transferring sufficient technology and know-how to manufacture our EVO product line at a contract manufacturing partner located in Malaysia. In 2023, approximately 89% of our EVO production was outsourced.

As part of our manufacturing process, we purchase both custom and off-the-shelf components from a large number of suppliers and subject them to stringent quality specifications and processes. Whenever possible, we seek to secure dual source suppliers for our components. Some of the components necessary for the assembly of our products are currently provided to us by single-sourced suppliers (the only approved supply source for us among other sources). We purchase the majority of our components and major assemblies through purchase orders rather than long-term supply agreements and do not generally plan to hold finished goods inventory in excess of our anticipated demand.

Research and Development

We focus our engineering and research and development efforts on both improvement to existing products and services and new products and services that align with our strategy. We believe that by investing in innovation we can expand the number of individuals whose lives are improved by the use of our products. We subscribe to a customer focused approach to new product development, wherein we use customer feedback and suggestions to inform development plans. Areas our engineering and R&D teams target for improvement include enhanced functionality, improved reliability and uptime, and lower cost, among others.

Intellectual Property

We have established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status as of December 31, 2023.

	Issuing Status
	Issued	Pending
License Status	Patents	Applications
Licensed to the Company	9	3
Exclusively licensed to the Company	10	—
Co-owned with a third party, exclusively licensed to the Company	5	—
Co-owned with a third party	3	—
Sole ownership by the Company	61	9
Total	88	12

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of December 31, 2023, 299 applications have issued or have been allowed as patents internationally. Our patent portfolio contains 334 cases that have issued or are in prosecution in 22 countries outside the U.S.

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

Licensors include the Regents of the University of California, or UC Berkeley, and Vanderbilt University.

The license with UC Berkeley consists of two agreements and one amendment to the agreement covering ten patent cases exclusively licensed to us, nine of which have issued and one of which remains in prosecution. Inventions covered by a further three patent applications are co-owned by us and UC Berkeley, with no license agreement between us and UC Berkeley. As a result, UC Berkeley may license its rights in these patents to a third party. With respect to two of these co-owned patent applications, UC Berkeley has licensed their rights in the U.S. to an unrelated third party. The third patent application will need to be fully prosecuted before it can be determined which claims are exclusive to us (through a previous license) and which claims UC Berkeley may license to other entities.

Pursuant to the UC Berkeley License Agreements, we are required to pay a 1% royalty on sales, including sales generated by sublicenses. In addition, the UC Berkeley License Agreements call for minimum annual payments of $50,000. We do not pay royalties to UC Berkeley on products sold or to be resold to the U.S. government.

As part of the HMC acquisition, we are acquired and assumed certain intangible assets including license agreements with Vanderbilt University.

On October 15, 2012, Parker entered a license agreement (“Exoskeleton License Agreement”) with Vanderbilt University and was granted exclusive license within the HMC field of use to specific licensed patents and licensed software by paying a non-refundable, non-creditable license issue fee and running royalties. Subsequently, Parker entered three amendments with Vanderbilt University and was granted license to additional patents and software from 2014 to 2019 by paying license issue fee and running royalties. The royalties were set to be calculated at 6% of Net Sales for Licensed Patent Products (or a minimum of $250,000) and 3% of Net Sales for Licensed Software products.

On March 1, 2022, Parker entered a license agreement (“P-H Knee License Agreement”) with Vanderbilt University and was granted exclusive license to specific licensed patents, licensed software and copyrightable technical information by paying a non-refundable, non-creditable license issue fee and running royalties. Included in this agreement was the right to sublicense beginning in March 2024. We will pay Vanderbilt $100,000 as the second of two payments due April 30, 2023. In addition, royalties were set to be calculated at 3.75% of net sales of the licensed product. Beginning July 1, 2027, minimum annual royalties will be set at $75,000 (for the 12 month period through June 30, 2028) and $100,000 for each 12 month period thereafter.

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

In addition, we entered into a license agreement in December of 2021 with a third party that develops technologies having utility in robotic exoskeletons from research and development activities associated with a specific set of government funded research projects. Commencing in January 2022, we assisted with research and development activities in exchange for access to a worldwide, royalty free, transferable, sublicensable, exclusive license to design and market products that use or incorporate the jointly-developed technology within our target market segments.

Intellectual Property Out-Licensing

In June 2020, we entered into a non-exclusive license agreement with HAWE Hydraulik of Germany for rights to develop hydraulic pumps covered by a family of our patents. The agreement additionally includes an exclusivity option. We did not receive any royalty revenue from this license in the years ended December 31, 2023 and 2022.

Clinical Evidence

Numerous research studies have been conducted focusing on safety and feasibility of exoskeletons and robotics in rehabilitation. As of March 1, 2024 a search for “robotic exoskeleton” on PubMed, a search engine for biomedical literature and life science journal articles, garners approximately 289 unique publications. The full portfolio of currently available and legacy Ekso exoskeletons (EksoNR and Ekso Indego) have been utilized in many of these protocols. The body of research examines a wide variety of diagnoses including ABI, SCI, stroke, MS, and others. The findings of this research are overall positive and promote use of an Ekso exoskeleton in rehabilitation to provide patient outcomes that are equal to or superior to traditional physical therapy in both the inpatient and outpatient setting. Some of these outcomes include faster gait speed, increased gait endurance, improvements in cardiometabolic responses, enhanced quality of life, more typical gait kinematics, increased function, and therapy session duration.

Human Capital Resources and Management

As of March 1, 2024, we had 70 full-time employees and two-part time employees, including 60 employees in the United States, ten employees in Europe, and two in Singapore. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

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

•	Shortages in the materials used to manufacture our products, as well as reductions in manufacturer capacity, could impact our future results.
•	Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products.
•	The acquisition and integration of other companies, businesses, or technologies could result in operating difficulties, dilution, and other harmful consequences.
•	We may not be able to enhance our product offerings through our research and development efforts.
•	We have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.
•	Our loan agreement with Pacific Western Bank imposes certain financial, and operational restrictions on us, limiting the discretion of our management in operating our business.
•	Protecting our intellectual proprietary rights can be costly, and our success in doing so is not certain.
•

If we fail to obtain or maintain necessary regulatory clearances or approvals for our medical device products, or if clearances or approvals for future products or modifications to existing products are delayed or not issued, our commercial operations would be harmed.

•

Modifications to our EksoNR, Ekso Indego Therapy, Ekso Indego Personal, and our future products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained

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

Due to a variety of factors, various materials we and the third-party manufacturers we rely on use to manufacture our products are currently, or may in the future, experience shortages and supply chain disruptions, including from shipping delays. Electronic components in general, battery cells, metals and plastics, all of which we use in our products, have, in the recent past, been in shorter supply compared to prior periods. Numerous factors, such as conflicts in the Middle East and Europe or further trade tensions between the United States and China, may prolong or deepen these challenges. Our operating results may be negatively impacted if global supply chains of semiconductors and other important commodities recur in the future.

Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products.

To the extent that the adoption of our products by our customers is dependent in the future on their ability to obtain adequate reimbursement for the products or treatments provided using our product from third-party payers, including government payors such as Medicare and Medicaid, managed care organizations and commercial payors, the coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers, facilities, or end users to purchase our products or the prices they would be willing to pay for those products. Reimbursement rates could also affect the acceptance rates of new technologies. We have no control over these factors.

In the United States, the principal decisions about reimbursement for new medical products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Because there is no uniform policy of coverage and reimbursement in the United States, each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our diagnostic tests, and seeking payor approvals is a time-consuming and costly process. Our business plan within our Personal Health business line depends in a large part on sales of our Ekso Indego Therapy product by individuals with SCI who are covered by Medicare or Medicaid.

On February 29, 2024, CMS announced that it deferred its payment determination for personal exoskeletons, including the Ekso Indego Personal, and requested additional examples of non-Medicare payer data that would support a payment determination under the applicable reimbursement code. While we intend to provide pricing documentation to CMS and ultimately finalize a reimbursement amount, we may be unsuccessful in obtaining an acceptable reimbursement amount, if reimbursement is approved at all. There could be material delays in this process which would impact our operating results. Until a reimbursement rate has been established, individual claims will be processed on a case-by-case basis, which may be yield lower rates of return on our product or be unsuccessful altogether.

If CMS determines to not provide reimbursement for our Ekso Indego Therapy at acceptable levels or at all, delays or cancels reimbursement decisions, or materially changes any reimbursement levels once set, our ability to sell into this market may be diminished. In addition, the policies affecting the implementation of individual reimbursement decisions are made by regional DME MACs. These policies are not yet known to us and may affect the number of individual purchases that are approved to receive reimbursement in the future. We cannot be certain that coverage for our current and our planned future products will be provided in the future by additional payors or that existing agreements, policy decisions or reimbursement levels will remain in place, remain adequate, or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from private and governmental payors such as Medicare and Medicaid for our current products or new products that we may develop in the future, demand for such products may decline or may not grow as we expect, which could limit our ability to generate revenue and have a material adverse effect on our financial condition, results of operations and cash flow.

The coverage and reimbursement market may be additionally impacted by future legislative changes. There are increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs which may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. Specifically, there have been several recent U.S. presidential executive orders, Congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and medical device pricing, reduce the cost under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

We will experience long and variable sales cycles.

The EksoNR and Ekso Indego products have a lengthy sale and purchase order cycle because it is a major capital expenditure item and generally requires the approval of senior management at purchasing institutions, which may contribute to substantial fluctuations in our quarterly operating results.

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

In order to increase our sales and our market share in the exoskeleton market, we continue to invest in our research and development efforts and product offerings in response to the evolving demands of people with lower extremity impairment, other medical conditions and healthcare providers, as well as competitive technologies. We may decide to invest our business development resources in partnerships, licensing agreements, business acquisition, distribution arrangements, and other ways that will provide us new product offerings without significant research and development activities. We may not be successful in developing, obtaining regulatory approval for, or marketing our currently proposed products, or our approved products for additional indications, products proposed to be created in the future or products that will be available for us through business acquisitions and distribution arrangements. In addition, notwithstanding our market research efforts, our future products may not be accepted by consumers, their caregivers, healthcare providers or third-party payors who reimburse consumers for our products. The success of any proposed product offerings will depend on numerous factors, including our ability to:

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

Developing any technology into a marketable product is a risky, time-consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time-consuming and costly redesigns and changes and that there is the possibility of outright failure. We may not meet our product development, manufacturing, regulatory, commercialization and other milestones.

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

In non-German-speaking countries in Europe, other countries in EMEA, and countries in APAC except Singapore, we rely on independent distributors to distribute and assist us with the marketing and sale of our products. These distributors are our principal customers, and revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. If any of our key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected.

We rely on service agreements and arrangements with Parker Hannifin to facilitate the production and sale of our Ekso Indego Therapy and Ekso Indego Personal devices, and such agreements and arrangements have or will soon expire.

As part of the HMC Acquisition, we entered into a series of service agreements with Parker Hannifin. Services provided Parker Hannifin under these agreements include providing us certain access to their facilities in Ohio, IT services, and distribution services, among others. If we are not able to transition to alternative sources for these services before these agreements expire, it could affect our ability to design, manufacture, market, and sell our Ekso Indego Therapy and Ekso Indego Personal devices. For example, we need to acquire or lease office space in Ohio as we transition our Ohio operation to our own facility. In addition, we need to contract with new distribution partners for our Ekso Indego Therapy and Ekso Indego Personal devices in Europe, as Parker Hannifin’s contracts in the region will expire in March 2024, as will our only distribution channel into the region. We also rely on Parker Hannifin’s CE mark, which expires in May 2024, for the sale of our Ekso Indego Therapy and Ekso Indego Personal devices into Europe. If we cannot replace these services provided by Parker Hannifin by the associated deadlines or expiration dates, it may materially affect our business results.

Our success depends on our management team, and on our ability to hire, train, retain, and motivate employees.

Our success depends on our management team and on our ability to identify, hire, train and retain highly qualified managerial, technical and sales and marketing personnel. Any significant leadership change and accompanying senior management transition, such as the change in our chief executive officer in December 2022, and the hiring of other new leaders in key roles, involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. In addition, as we introduce new products or services, we will need to hire additional personnel. Currently, competition for personnel with the required knowledge, skill and experiences is intense, particularly in the San Francisco Bay area, where we are headquartered, and we may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial, technical and sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

The acquisition and integration of other companies, businesses, or technologies could result in operating difficulties, dilution, and other harmful consequences.

We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results, and financial condition. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures associated with integrating employees from the acquired company into our organization and integrating each company’s accounting, management information, human resources and other administrative systems to permit effective management. The anticipated benefits of future acquisitions may not materialize, including our ability to expand our product offerings as a result of overlap in the addressable market for our existing products and the addressable market for products we may acquire. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill and intangible assets, any of which could harm our financial condition. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

If we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.

The sale of products in our Personal Health business line primarily depends on reimbursements provided by third party payors. We distribute these products to end users through the VA hospitals. In the near future, we also anticipate our products may be distributed through DME suppliers, who will then pursue reimbursement from Medicare, Medicaid, or private insurance providers. Our financial condition and results of operations may be affected by coverage and reimbursement policies of these payors, which are also subject to change over time. The reimbursement process is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we or our customers may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We may be  subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the process which would adversely affect our business, financial condition and results of operations.

Shutdowns of the U.S. federal government could materially impair our business and financial condition.

Development of our product candidates or regulatory approval may be delayed for reasons beyond our control. For example, in 2018 and 2019 the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, while CMS reimbursement is considered an essential service and is thus less likely to be affected, other administrative functions within CMS could be affected. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.

Financial & Accounting Risks

We have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.

We have thus far been largely dependent on capital raised through the sale of equity securities in various public and private offerings, and we have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $15.2 million and $15.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $239.2 million and $223.9 million, respectively.

The operation of our business and our growth efforts will require significant cash outlays to support our operations. We believe we have sufficient resources to operate for the foreseeable future based upon our current cash resources, expected rate of cash to be used for operations assuming modest increases in current revenue and operating expenses remaining flat, and cash required to satisfy debt obligations. However, unless we are able to generate significant revenues from sales, we will not be able to achieve or maintain profitability in the near future or at all, and we will remain largely dependent on capital raised from past and future financings to implement our business plan, support our operations and service our debt obligations. Our lack of profitability may depress our stock price, and if we are unable to become profitable, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or to cease our operations entirely.

Our loan agreement imposes certain financial, and operational restrictions on us, limiting the discretion of our management in operating our business.

Our loan agreement with Pacific Western Bank, which we entered into in August 2020 (the "PWB Loan Agreement"), contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things, hold cash outside Pacific Western Bank, incur additional debt, grant liens on assets, sell or acquire assets outside the ordinary course of business, pay dividends and make certain fundamental business changes. Our obligations, which become due in August 2026, are also secured by a security interest in all of our assets, exclusive of intellectual property. As a result, we may need to use our capital resources to repay the PWB Loan in order to undertake certain financing or strategic transactions.

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

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets or product lines, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

We might not be able to continue as a going concern.

Our audited consolidated financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2023, we had cash and restricted cash of $8.6 million and an accumulated deficit of $239.2 million. We do not believe that our cash and restricted cash are sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

Due to the early-stage customer adoption of our products, our current sales and marketing, research and development, and general and administrative expenses are each a higher percentage of sales than they will need to be for us to reach profitability. While we do expect these expenses to grow as our business grows, we also expect these expenses to decline as a percentage of revenues over time. If we are unable to leverage these costs and grow revenues at a greater pace than these operating expenses as we expect, we will not be able to achieve viable operating margins and profitability.

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

We are a party to two exclusive license agreements with UC Berkeley, covering ten patents exclusively licensed to us. In addition, as a result of the “HMC” acquisition, we are party to two license agreements with Vanderbilt University. We may also need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our devices or any other devices we may identify and pursue. Our license agreements with UC Berkeley and Vanderbilt University impose various development, diligence, commercialization, and other obligations on us, and any future license agreements may impose similar or other obligations on us. For example, under our license agreements with UC Berkeley we are required to submit a commercialization plan with performance milestones and progress report to UC Berkeley, and must satisfy specified minimum annual royalty payment obligations. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If our license agreements with UC Berkeley or Vanderbilt University are terminated, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products that may be identical or functionally similar to our devices and we may be required to cease our development and commercialization of such devices. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Moreover, disputes may arise between us and our counterparties regarding intellectual property subject to a licensing agreement, including the scope of rights granted under the license agreement and other interpretation-related issues; the extent to which our devices, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; the sublicensing of patent and other rights under our collaborative research and development relationships; our diligence obligations under the license agreement and what activities satisfy those diligence obligations; the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and the priority of invention of patented or patentable technology. In addition, certain provisions in our license agreements with UC Berkeley and Vanderbilt University may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected devices, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

Our EksoNR, Ekso Indego, and Nomad products are medical devices and are regulated by the FDA, the European Union and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, clinical trials, manufacturing, labeling, advertising, marketing and distribution, recordkeeping, recalls and field safety corrective actions, and market surveillance of our medical products. Our failure to comply with these complex laws and regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Modifications to our current and our future EksoHealth products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

An element of our strategy is to continue to upgrade our robotic exoskeleton platform to incorporate new software and hardware enhancements. Any modification to a 510(k)-cleared device, including our EksoNR, Ekso Indego Therapy, and Ekso Indego Personal, that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance based on the final guidance document issued by the FDA in October 2017 addressing when to submit a new 510(k) application due to modifications to 510(k)-cleared devices and a separate guidance document on when to submit a new 510(k) application due to software changes to 510(k)-cleared devices. Although largely aligned with the FDA’s longstanding guidance document issued in 1997, the 2017 guidance includes targeted changes intended to provide additional clarity on when a new 510(k) application is needed. The FDA may review our determinations regarding whether new clearances or approvals are necessary, and may not agree with our decisions. If the FDA disagrees with our determinations for any future changes, or prior changes to previously marketed products, as the case may be, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

In the EU, we are required to comply with the EU MDR and obtain CE Certificates of Conformity in order to affix the CE Mark and market medical devices. As of December 31, 2023, none of our products had yet been approved under the EU MDR. We are currently in the process of obtaining CE Certificates of Conformity in order to affix the CE Mark to the products we acquired in the HMC Acquisition, including Ekso Indego Therapy and Ekso Indego Personal.  Failure to receive the CE Mark as required under the EU MDR, prior to May 25, 2024, for the products acquired in the HMC Acquisition will prevent us from selling those products within the EU. While our application for the CE mark for these products is under regulatory review, we have not received confirmation that we will be able to complete the necessary regulatory steps to obtain the CE Mark by such deadline. In addition, changes in regulatory policy for the approval or CE marking of a medical device during the period of product development and regulatory agency review or notified body review of each submitted new application may cause delays or rejections. In March 2023, the European Commission extended the original compliance dates for the EU MDR.   As a result, the MDR transitional period deadline of May 2024 to 2027 or 2028, based upon the risk class of the device. Failure to comply with the EU MDR requirements by the MDR transitional period deadline would prevent us from generating revenue from sales of our products in the EU, which could adversely affect our business, results of operations and financial condition.

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

Under the FDA’s medical device reporting or MDR regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For example, we have been informed of a limited number of events with respect to our EksoNR device that have been determined to be reportable pursuant to the MDR regulations. In each case, the required MDR report was filed with the FDA.

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

Our business and operations involve the collection, storage, transmission, and other processing of personal data and certain other sensitive and proprietary data. Numerous organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets, or other proprietary information or financial resources. Many of our personnel work remotely all or part of the time, which increases certain security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened in connection with the conflicts in Ukraine and the Middle East and any related political or economic responses and counter-responses.

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

Sales of our EksoNR and Ekso Indego products generally include a one-year warranty for parts and services in the United States and a two-year warranty in EMEA and APAC. We also generally provide customers with an option to purchase an extended warranty for up to an additional four years. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity. As we enhance our product and in an effort to build our brand and drive adoption, we have elected to incur increased service expenses related to an accelerated maintenance program, field corrections and the implementation of technological improvements developed subsequent to many of our units being placed into service, sometimes outside of its warranty and contractual obligations. Continuation of these activities could have a material adverse effect on our results of operations, cash flows and liquidity.

Risks Related to Ownership of Common Stock

You may be diluted from future issuances of our equity securities, including from compensatory equity awards, exercise of outstanding warrants, or issuances of securities in financing or strategic transactions, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions may cause dilution to our stockholders. For example, we may sell equity securities or issue securities exercisable or convertible into shares of our common stock in connection with strategic transactions or for financing purposes, including under an At The Market Offering Agreement we entered into in October 2020 with H.C. Wainwright & Co., LLC ("Wainwright") or otherwise through our “shelf” registration statement on Form S-3 (File No. 333-272607). Through March 4, 2024, we have $4.3 million available for future offerings under our current prospectus for our “at the market offering”. We may also make equity grants under one or more employee equity incentive plan or our Employee Stock Purchase Plan. You may also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Incentive Plan, and from the exercise of our warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

We do not expect, nor do our historical operating results suggest, that cash flows generated from operations will be sufficient to meet our material cash requirements in the long term. Management expects that our historical reliance on external financing, from both equity and debt financings, like issuances under our At The Market Offering Agreement and our recently completed registered direct offering in January 2024, for example, will continue to provide the capital necessary to meet our material cash requirements in the long term. Management has not yet determined the form such additional financing may take, but management expects that the most likely forms include one or more of the following: (i) underwritten offerings of shares of our common stock, (ii) sales of shares of our common stock under an "at the market" offering program, (iii) incurring indebtedness with one or more financial institutions, (iv) sale of product line or technology, and (v) the factoring of trade receivables.

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

During the period from our initial listing on Nasdaq on August 9, 2016 through December 31, 2023, the closing price of our common stock fluctuated from a high of $93.15 per share to a low of $0.67 per share (on a split-adjusted basis), and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as our ability to grow our revenue and customer base; the announcement of new products or product enhancements by us or our competitors; developments concerning regulatory oversight and approvals; variations in our and our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts; successes or challenges in our collaborative arrangements or alternative funding sources; developments in the rehabilitation and industrial robotics markets; the results of product liability or intellectual property lawsuits; future issuances of common stock or other securities; the addition or departure of key personnel; announcements by us or our competitors of acquisitions or divestments, investments or strategic alliances; and general market conditions and other factors, including factors unrelated to our operating performance or otherwise disclosed herein.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We perform a formal risk assessment each year. As part of its risk assessment, we consider the potential for cybersecurity threats, including but not limited to interruptions, outages and breaches to its operational and financial systems. We have policies, processes, internal controls and tools to assess, identify, and manage material risks from potential cybersecurity threats. We utilize a combination of cybersecurity awareness training, manual processes, specialized software and automated tools, and third-party assessments to build our cybersecurity program. We engage third-party service providers, with significant information technology and cybersecurity experience, to assist with designing, implementing and managing our information technology infrastructure and cybersecurity program. We are also currently developing a cybersecurity incident response plan that establishes a formal framework for responding to cybersecurity incidents, including defining what constitutes a reportable cybersecurity incident; establishing specific escalation and communication channels; identifying parties responsible for managing and responding to each incident; and other preparedness and response activities.

Governance

The Audit Committee of our Board of Directors (the "Audit Committee") provides oversight over our internal control program, including the adequacy and effectiveness of our information technology infrastructure and cybersecurity program. Each quarter, management provides updates to the Audit Committee regarding its internal control program, including any significant changes to its information technology infrastructure or cybersecurity program. Management also reports any material risks from cybersecurity threats to the Audit Committee. Management periodically provides the Audit Committee with updates on cybersecurity risks and/or trends.

Our management team, specifically the chief executive officer and the chief financial officer, are responsible for the day-to-day administration of our business operations, including our risk management of cybersecurity risks. Management is responsible for the design and implementation of policies, processes and internal controls to manage our cybersecurity risks. Our management team regularly meets with their information technology resources, including its third-party service providers, to ensure that we are appropriately positioned to manage our cybersecurity risks. Our management team also sponsors periodic cybersecurity awareness training for employees.

As of the date of this Form 10-K, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For further discussion of the cybersecurity risks, see "Part I—Item 1A. Risk Factors," specifically the risks titled "We are subject to cybersecurity risks to our systems, infrastructure, and technology, and data processed by us or third-party vendors.” No matter how well designed or implemented our internal controls are, we will not be able to anticipate all cybersecurity threats, and we may not be able to implement effective preventive or detective measures against such security breaches in a timely manner. While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, there can be no guarantee that our insurance coverage will be adequate to compensate us for the potential losses.

Item 2.  PROPERTIES

Our principal executive offices are currently located at 101 Glacier Point, Suite A, San Rafael, California, 94901, where we lease approximately 17,000 square feet. The San Rafael office serves as headquarters for our medical device and industrial device sales segments. We currently lease manufacturing facilities in Macedonia, Ohio from Parker Hannifin Corporation to support the production and service of the Ekso Indego product lines. Outside of the United States, we lease approximately 3,000 square feet of office space at Friesenweg 4, House 13, 4th floor, 22763 Hamburg, Germany for our European headquarters.

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

PART  II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been traded on the Nasdaq Capital Market under the symbol “EKSO” since August 9, 2016. Prior to August 9, 2016, our common stock was eligible for quotation and traded on the OTC Market. The quotation of our common stock on the OTC market began on or about January 16, 2014. The closing price of EKSO stock as of  March 1, 2024 was $1.99.

As of March 1, 2024, we had approximately 175 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. We believe that the actual number of stockholders is greater than the number of holders of record.

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

Issuer Purchases of Equity Securities

None.

Item 6.  RESERVED

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, which are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors.” For a discussion related to the results of operations for 2022 compared to 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Overview

Our Business

We design, develop, and market exoskeleton products that augment human strength, endurance, and mobility. Our exoskeleton technology serves multiple end markets and can be utilized both by able-bodied persons and those with physical disabilities or impairments. The majority of our sales have and are expected to be generated in our EksoHealth Segment, which includes the sales of products and services related to neurorehabilitation in clinical settings. We believe that our Enterprise Health business line will be a source of stable and growing sales. As a result of our acquisition of the Human Motion and Control (“HMC”) Business Unit from Parker Hannifin Corporation (“Parker”), in 2022, we also provide products and service to individual users, primarily driven by sales of our Ekso Indego Personal product in our Personal Health business line.

In addition to our current products and services, we continue to explore business development initiatives to fuel growth and long-term value in our existing segments.

EksoHealth

Our Enterprise Health business line focuses on sales of our EksoNR and Ekso Indego Therapy products to customers, including inpatient rehabilitation hospitals and clinics as well as some outpatient rehabilitation clinics. Our marketing to these customers involves the education of clinical and executive stakeholders on the economic and clinical value of our products and services. In tandem, we continue to leverage our EksoNR and Ekso Indego customer base to educate and mentor strategic target centers that specialize in stroke, ABI and SCI rehabilitation in specific geographies.

Our Personal Health business line is focused on marketing and sales of our Ekso Indego Personal product to individual users. These individual users are currently served by the Veterans Administration, which provides our products to qualified veterans for individual use, individuals who are covered under worker’s compensation insurance, and private individuals who pay out of pocket.  We are pursuing Medicare reimbursement for products in this business line.

EksoWorks

Sales of products to able-bodied individuals for use in industrial or work-related use are represented by our EksoWorks segment. Our only active product within our EksoWorks segment is EVO. Our primary end market for our EksoWorks segment is comprised of commercial enterprises that are focused on solving ergonomic challenges for their workers. These challenges include injury prevention, fatigue reduction, and/or improved worker productivity. While EVO is a general-purpose product, we currently target specific vertical markets including aerospace, automotive, general manufacturing, and certain construction trades.

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant stroke, ABI, and SCI populations, the imperatives among construction and manufacturing companies to drive adoption of improved safety and health practices, the levels of reimbursements our customers will be able to receive, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including an increasingly inflationary environment, could lead to increased price-based competition. In particular, the effects of such increasing price-based competition may have an especially significant impact on certain products that we offer, including the EksoNR and Ekso Indego, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. Furthermore, we do business in the Americas, EMEA and APAC, which results in our business being impacted by demand changes in each of those regions, as well as changes in the strength of the local currencies relative to the U.S. Dollar.

If we are successful in obtaining CMS reimbursement for Indego Personal, we believe we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. Specifically, according to the National Spinal Cord Injury Statistical Center, an estimated 294,000 individuals are currently living with SCI and another 17,810 suffer from new SCI injuries each year. Approximately 56% of individuals with SCI are enrolled in Medicare or Medicaid within 5 years post-injury. If Medicare reimbursement goes into effect, we plan to sell products to individuals in this market through Durable Medical Equipment suppliers (DMEs). DMEs typically resell products from DME manufacturers to individual users. DMEs are responsible for the Medicare reimbursement process, which requires a physician’s prescription and evidence of medical necessity to be submitted to and approved by Medicare before reimbursement is provided.  See “Part I—Item 1A. Risk Factors,” specifically the risk titled “Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products,” for more information.

Results of Operations

Consolidated Results of Operations: December 31, 2023 compared to the year ended December 31, 2022 (dollars in thousands):

	Years ended December 31,
	2023	2022	Change	% Change

Revenue	$18,279	$12,912	$5,367	42%
Cost of revenue	9,200	6,698	2,502	37%
Gross profit	9,079	6,214	2,865	46%
Gross profit %	50%	48%

Operating expenses:
Sales and marketing	8,472	7,157	1,315	18%
Research and development	5,025	3,626	1,399	39%
General and administrative	10,694	10,987	(293)	(3)%
Total operating expenses	24,191	21,770	2,421	11%

Loss from operations	(15,112)	(15,556)	444	(3)%

Other (expense) income, net:
Interest expense, net	(302)	(156)	(146)	94%
(Loss) gain on revaluation of warrant liabilities	(133)	1,317	(1,450)	(110)%
Unrealized gain (loss) on foreign exchange	412	(655)	1,067	(163)%
Other expense, net	(63)	(30)	(33)	110%
Total other (expense) income, net	(86)	476	(562)	(118)%

Net loss	$(15,198)	$(15,080)	$(118)	1%

Revenue

Revenue increased $5.4 million, or 42%, for the year ended December 31, 2023, compared to the same period of 2022. This increase was comprised of a $5.9 million increase in EksoHealth revenue, partially offset by a $0.5 million decrease in EksoWorks. The increase in EksoHealth revenue is primarily due to an increase in the volume of EksoNR and Indego device sales. The decrease in EksoWorks revenue was primarily driven by a reduction in the volume of EVO sales and the absence of the recognition of royalty revenue in the comparable period of 2022 related to an expired license and distribution agreement. Revenue from our EVO product line was affected by delays from our transition to our contract manufacturer.

Gross Profit and Gross Margin

Gross profit increased $2.9 million, or 46%, for the year ended December 31, 2023, compared to the same period of 2022, due to an increase in EksoHealth device sales.

Gross margin increased to approximately 50% for the year ended December 31, 2023, compared to a gross margin of 48% for the same period in 2022, due to lower device costs.

Operating Expenses

Sales and marketing expenses increased $1.3 million, or 18%, for the year ended December 31, 2023, compared to the same period of 2022. The increase was primarily due to additional headcount associated with the acquisition of HMC.

Research and development expenses increased $1.4 million, or 39%, for the year ended December 31, 2023, compared to the same period of 2022, primarily due to additional headcount associated with the acquisition of HMC and costs associated with HMC-sponsored research agreements.

General and administrative expenses decreased $0.3 million, or 3%, for the year ended December 31, 2023, compared to the same period of 2022, primarily due to the absence of legal expenses incurred in 2022 associated with the acquisition of HMC, partially offset by an increase in audit services incurred in 2023 in connection with the acquisition of HMC.

Other (Expense) Income, Net

Interest expense, net increased $0.1 million, or 94%, for the year ended December 31, 2023, compared to the same period of 2022, due to the interest related to the promissory note in connection with the HMC acquisition.

Loss on revaluation of warrant liabilities of $0.1 million and gain on revaluation of warrant liabilities of  $1.3 million for the years ended December 31, 2023 and December 31, 2022, respectively, were associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Unrealized gain on foreign exchange was $0.4 million for the year ended December 31, 2023, compared to unrealized loss on foreign exchange of $0.7 million for the same period of 2022, primarily due to foreign currency exchange rate fluctuations producing unrealized gains and losses on our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of December 31, 2023, we had $8.6 million of cash of which $8.0 million was held domestically and $0.6 million was held by our foreign subsidiaries. On January 16, 2024, we sold an aggregate of 3.0 million shares of common stock in a registered direct offering at a price of $1.55 per share, which generated net proceeds of approximately $3.9 million after deducting placement agent fees and our estimated offering expenses. We intend to use such net proceeds for general corporate purposes. Cash consisted of bank deposits with third-party financial institutions.

As of December 31, 2023, we had working capital of $12.1 million, compared to $21.8 million as of December 31, 2022. The decrease in working capital was primarily due to cash outflows from operations of $12.1 million.

We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

In October 2020, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2028 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that we may sell under the Registration Statement. In June 2023, we entered into an amendment to the ATM Agreement that removed the requirement that shares of our common stock may not be sold for a price lower than $6.75 per share. During the year ended December 31, 2023, we sold 451,321 shares of common stock under the ATM Agreement at an average price of $1.59, for aggregate proceeds of $0.7 million, net of commission and issuance costs. As of December 31, 2023, we had $4.3 million available for future offerings under the prospectus filed with respect to the ATM Agreement.

As described in Note 10. Notes Payable, Net in the notes to our consolidated financial statements, borrowings under our secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance, which is due in full in August 2026. As of December 31, 2023, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of December 31, 2023 is estimated to be $6.6 million.

Cash and Restricted Cash

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2023	2022
Cash and restricted cash, beginning of year	$20,525	$40,406
Net cash used in operating activities	(12,054)	(14,688)
Net cash used in investing activities	(157)	(5,175)
Net cash provided by financing activities	348	—
Effect of exchange rate changes on cash	(24)	(18)
Cash and restricted cash, end of year	$8,638	$20,525

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $2.6 million for the year ended December 31, 2023, compared to the same period of 2022, primarily due to an increase in sales and the absence of business development costs incurred in the comparable period, partially offset by payments of acquisition and integration costs associated with HMC.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $5.0 million for the year ended December 31, 2023, compared to the same period of 2022 due to the absence of the payment of $5.0 million for the HMC Acquisition in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.3 million for the year ended December 31, 2023, was generated from the sale of common stock through our “at-the-market offering” program, which was offset by a principal payment related to our notes payable. There were no comparable cash inflows generated in financing activities for the year ended December 31, 2022.

Material Cash Requirements

The Company's material cash requirements include the following items, some of which are represented in the table of Contractual Obligations and Commitments: (1) employee wages, benefits and incentives, (2) the procurement of raw materials and components to support the manufacturing and sale of the Company's products, (3) expenditures for the ongoing improvement and development of existing and new technologies, (4) debt repayments (for additional information see Note 10. Notes Payable, net in the notes to the Company's consolidated financial statements included elsewhere in the Annual Report on Form 10-K), and (5) operating lease payments (for additional information see Note 11. Lease Obligations in the notes to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K).

As described in Note 1. Organization: Liquidity and Going Concern of the notes to our consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements twelve months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations, including interest payments, as of December 31, 2023 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years	After 5 Years
Term loan	$2,468	$174	$2,294	$—	$—
Promissory Note	4,688	1,250	3,438	—
Facility operating leases	1,216	436	780	—	—
Purchase obligations	2,783	2,783	—	—	—
Total	$11,155	$4,643	$6,512	$—	$—

Refer to Note 16. Commitments and Contingencies in our notes to the consolidated financial statements for additional information regarding our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our most critical accounting estimates include:

•	the standalone selling prices used to allocate the contract consideration to the individual performance obligations in our device sales arrangements, which impacts revenue recognition;
•	the unobservable inputs and assumptions used by management in estimating the fair value of our warrant liabilities, which impacts net gain or loss;
•	the valuation of inventory, which impacts gross profit margins;
•	the estimates made regarding the recoverability of our net deferred tax asset, which impacts our financial condition;
•	assets acquired and liabilities assumed in business combinations;
•	future warranty costs;
•	accounting for leases; and
•	useful lives assigned to long-lived assets.

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management must also make uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. During the year ended December 31, 2023, management made changes to its estimates regarding the likelihood and timing of future events. We do not believe the revision resulted in a material impact to the estimated fair value of warrant liabilities measured using the Lattice Model.

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

Assets acquired and liabilities assumed in business combinations

We allocate the fair value of the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of projected future cash flows based on expected future growth rates and margins, discount rate used to determine the present value of these cash flows, future changes in technology and royalty for similar brand licenses, and asset lives. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are included in the consolidated statement of operations.

Future warranty costs

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in Europe, the Middle East, Africa (EMEA), and one or two years in the Asia Pacific (APAC) region. A liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. Specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. At the end of each reporting period, we estimate our future warranty costs related to products sold during the period. This liability represents our best estimate of the costs we will incur to fulfill warranty obligations for products sold during the period. At least annually, we review and update our estimates based on actual warranty claims experience.

Accounting for leases

In accordance with ASC 842, Leases, at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present, generally based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize our incremental borrowing rate to determine the present value of the future lease payments, which is a hypothetical rate based on our understanding of what our credit rating would be to borrow and resulting interest we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items, such as initial direct costs paid or incentives received. Lease payments may be fixed or variable; however, only fixed payments are included in our lease liability. Variable lease payments may include costs such as common area maintenance, utilities, or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred.

Useful lives assigned to long-lived assets

The useful life of an asset represents the period during which the asset is expected to contribute directly or indirectly to future cash flows. We estimate the useful lives of the Company’s long-lived assets based on various factors, including the expected period of economic benefit of the asset in use, our intended use of the asset, economic factors such asset obsolescence and technological advances, any limitations imposed by legal, regulatory, or contractual requirements, and industry norms. These assumptions affect the timing and amount of depreciation expense, which could have a material adverse effect on the results of our operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We report our financial results in United States dollars; however, we conduct business in foreign countries. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. subsidiaries at the period-end exchange rate, equity at historical exchange rates, and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity.

Currently, we sell our products mainly in U.S. dollars, Euros, and Singapore dollars in our company entities in the Americas, EMEA, and APAC regions, respectively. We generate a portion of our revenue and collect receivables in foreign currencies other than the functional currencies of our company entities and, as such, we have foreign currency exposure. Future fluctuations in the foreign exchange rates of these currencies can result in foreign exchange gains and losses that may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2023, sales denominated in foreign currencies were approximately 29% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.5 million decrease to revenues for 2023.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our term loan. The variable interest rate related to our long-term debt is charged at the greater of  the variable rate of interest announced by the lender as its “prime rate” then in effect or 4.50%. A hypothetical 10% change in the lender's prime rate would have an immaterial impact on our annualized interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ekso Bionics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has an accumulated deficit at December 31, 2023 and, since inception, has suffered significant operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Francisco, California

March 4, 2024

PCAOB ID Number 100

Ekso Bionics Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and restricted cash	$8,638	$20,525
Accounts receivable, net of allowances of $79 and $40, respectively	5,645	4,625
Inventories	5,050	5,187
Prepaid expenses and other current assets	875	700
Total current assets	20,208	31,037
Property and equipment, net	2,018	2,680
Right-of-use assets	977	1,307
Intangible assets, net	4,892	5,217
Goodwill	431	431
Other assets	392	231
Total assets	$28,918	$40,903

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,847	$3,151
Accrued liabilities	2,664	2,278
Deferred revenues, current	1,993	1,121
Notes payable, current	1,250	2,310
Lease liabilities, current	363	341
Total current liabilities	8,117	9,201
Deferred revenues	2,169	1,032
Notes payable, net	4,832	3,767
Lease liabilities	723	1,087
Warrant liabilities	366	233
Other non-current liabilities	105	141
Total liabilities	16,312	15,461
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 14,848 and 13,203 shares issued and outstanding as of December 31, 2023 and 2022, respectively	15	13
Additional paid-in capital	251,580	248,813
Accumulated other comprehensive income	156	563
Accumulated deficit	(239,145)	(223,947)
Total stockholders' equity	12,606	25,442
Total liabilities and stockholders' equity	$28,918	$40,903

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years ended December 31,
	2023	2022
Revenue	$18,279	$12,912
Cost of revenue	9,200	6,698
Gross profit	9,079	6,214

Operating expenses:
Sales and marketing	8,472	7,157
Research and development	5,025	3,626
General and administrative	10,694	10,987
Total operating expenses	24,191	21,770

Loss from operations	(15,112)	(15,556)

Other (expense) income, net:
Interest expense, net	(302)	(156)
(Loss) gain on revaluation of warrant liabilities	(133)	1,317
Unrealized gain (loss) on foreign exchange	412	(655)
Other expense, net	(63)	(30)
Total other (expense) income, net	(86)	476

Net loss	(15,198)	(15,080)
Foreign currency translation adjustments	(407)	580
Comprehensive loss	$(15,605)	$(14,500)

Net loss per share applicable to common shareholders, basic and diluted	$(1.10)	$(1.16)
Weighted average number of shares outstanding, basic and diluted	13,867	12,962

See accompanying notes to consolidated financial statements

  Ekso Bionics Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	—	$—	12,693	$13	$246,090	$(17)	$(208,867)	$37,219
Net loss	—	—	—	—	—	—	(15,080)	(15,080)
Issuance of common stock under:
Equity incentive plan	—	—	442	—	—	—	—	—
Matching contribution to 401(k) plan	—	—	68	—	177	—	—	177
Stock-based compensation	—	—	—	—	2,546	—	—	2,546
Foreign currency translation adjustments	—	—	—	—	—	580	—	580
Balance as of December 31, 2022	—	$—	13,203	$13	$248,813	$563	$(223,947)	$25,442
Net loss	—	—	—	—	—	—	(15,198)	(15,198)
Issuance of common stock under:
ATM offering, net of commission and issuance costs of $28	—	—	451	1	660	—	—	661
Equity incentive plan	—	—	1,033	—	—	—	—	—
Matching contribution to 401(k) plan	—	—	161	1	249	—	—	250
Stock-based compensation	—	—	—	—	1,858	—	—	1,858
Foreign currency translation adjustments	—	—	—	—	—	(407)	—	(407)
Balance as of December 31, 2023	—	$—	14,848	$15	$251,580	$156	$(239,145)	$12,606

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Years ended December 31,
	2023	2022
Operating activities
Net loss	$(15,198)	$(15,080)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,698	887
Changes in allowance for doubtful accounts	72	33
Common stock contribution to 401(k) plan	378	186
Stock-based compensation expense	1,858	2,546
Loss (gain) on revaluation of warrant liabilities	133	(1,317)
Other adjustments	—	(18)
Unrealized (gain) loss on foreign currency transactions	(412)	655
Changes in operating assets and liabilities:
Accounts receivable	(1,208)	(67)
Inventories	232	(1,400)
Prepaid expenses and other assets current and noncurrent	(158)	(303)
Accounts payable	(1,307)	(102)
Accrued, lease and other current and noncurrent liabilities	(134)	(197)
Deferred revenues	1,992	(511)
Net cash used in operating activities	(12,054)	(14,688)
Investing activities
Payment in connection with acquisition	—	(5,000)
Acquisition of property and equipment	(157)	(194)
Proceeds from sales of equipment	—	19
Net cash used in investing activities	(157)	(5,175)
Financing activities
Principal payments under note payable	(313)	—
Proceeds from issuance of common stock, net	661	—
Net cash provided by financing activities	348	—
Effect of exchange rate changes on cash	(24)	(18)
Net decrease in cash	(11,887)	(19,881)
Cash and restricted cash at beginning of the year	20,525	40,406
Cash and restricted cash at end of the year	$8,638	$20,525

Supplemental disclosure of cash flow activities
Cash paid for interest	$191	$126
Cash paid for income taxes	$45	$13

Supplemental disclosure of non-cash activities
Share issuance for common stock contribution to 401(k) plan	$250	$176
Transfer of inventory (from) to property and equipment	$(82)	$385
Issuance of promissory note, net in connection with acquisition	$—	$4,055
(Adjustment to) initial recognition of operating lease liabilities and right of use assets	$(10)	$1,459

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

On December 5, 2022, the Company acquired the Human Motion and Control (“HMC”) Business Unit from Parker Hannifin Corporation (“Parker”), an Ohio corporation. The assets acquired from the business unit include intellectual property rights for devices which are U.S Food and Drug Administration ("FDA")-cleared lower-limb powered exoskeletons that enable task-specific, overground gait training to patients with weakness or paralysis in their lower extremities. Products include Ekso Indego Personal, a light-weight exoskeleton for safe use in most home and community environments, and Ekso Indego Therapy, an adjustable exoskeleton for patients with spinal cord injury and stroke complementing Ekso’s product offering in outpatient facilities.

Unless otherwise indicated, all dollar and share amounts included in these notes to the consolidated financial statements are in thousands.

Liquidity and Going Concern

As of December 31, 2023, the Company had an accumulated deficit of $239,145. Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business. The Company has incurred significant operating losses and negative cash flows from operations since inception. In the year ended December 31, 2023, the Company used $12,054 of cash in its operations. Cash on hand as of  December 31, 2023 was $ 8,638.

As described in Note 10. Notes Payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of December 31, 2023, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of  December 31, 2023 was approximately $6,638.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income presented on the consolidated balance sheets for the year ended December 31, 2023, is reflected in the table below net of tax:

Accumulated Other
Comprehensive
Income (Loss)
Balance as of December 31, 2021	$(17)
Net unrealized gain on foreign currency translation	580
Balance as of December 31, 2022	563
Net unrealized loss on foreign currency translation	(407)
Balance as of December 31, 2023	$156

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The allowance for potential credit losses on trade receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable during the years ended  December 31, 2023 and 2022.

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

The Company had no customers with an accounts receivable balance totaling 10% or more of the Company's total accounts receivable as of December 31, 2023 and  December 31, 2022.

The Company had one customer with sales of 10% or more of the Company’s total revenue for the years ended December 31, 2023 and 2022 (15% and 10%, respectively).

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Inventories consisted of the following:

	December 31,
	2023	2022
Raw materials	$4,298	$3,837
Work in progress	290	487
Finished goods	462	863
Inventories	$5,050	$5,187

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

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from the Company’s use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment were impaired as of December 31, 2023 and 2022. No impairment loss has been recognized in the years ended December 31, 2023 and 2022.

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

The Company determined no impairment existed for the years ended  December 31, 2023 and December 31, 2022.

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

The Company determined no impairment existed for the year ended  December 31, 2023  and  December 31, 2022.

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

The Company has, from time to time, modified the terms of its stock options to certain employees and directors. The Company accounts for the incremental increase in the fair value over the original award on the date of the modification as an expense for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

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

	Years ended December 31,
	2023	2022
Numerator:

Net loss	$(15,198)	$(15,080)
Adjustment for gain on fair value of warrant liability	—	—
Adjusted net loss used for dilution calculation	$(15,198)	$(15,080)

Denominator
Weighted-average number of shares outstanding	13,867	12,962
Effect of potential dilutive shares	—	—
Dilutive weighted-average number of shares outstanding	13,867	12,962

Net loss per share, basic and diluted	$(1.10)	$(1.16)

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years ended December 31,
	2023	2022
Options to purchase common stock	252	270
Restricted stock units	1,305	1,383
Warrants for common stock	1,240	1,240
Total common stock equivalents	2,797	2,893

4. Human Motion and Control Acquisition

On December 5, 2022, the Company acquired the HMC business from Parker, an Ohio corporation (the "HMC Acquisition"). The assets acquired from the business unit include intellectual property rights for devices which are FDA-cleared lower-limb powered exoskeletons that enable task-specific, overground gait training to patients with weakness or paralysis in their lower extremities. Products include Ekso Indego Personal, a light-weight exoskeleton for safe use in most home and community environments, and Ekso Indego Therapy, an adjustable exoskeleton for patients with spinal cord injury and stroke complementing Ekso’s product offering in outpatient facilities.

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

As consideration for the assets acquired, the Company (i) paid the Parker $5,000 in cash and (ii) delivered to the Parker a $5,000 unsecured, subordinated zero percent interest promissory note (the “Promissory Note”). Under the terms of the Promissory Note, the Company shall pay the Parker sixteen (16) equal quarterly installments of $313, with the first payment being due and payable December 31, 2023, and the last payment being due and payable September 30, 2027. For additional information see Note 10. Notes Payable, Net in the notes to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.

The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations, by applying the acquisition method, and accordingly, the purchase price of $9,055, as calculated in the table below, was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date and finalized with no adjustments. In accordance with ASC 805, the acquirer had one year from the date of acquisition to recognize measurement period adjustments. The excess of the purchase price over the net assets acquired of $431 was recorded as goodwill. The goodwill recognized is attributed primarily to expected synergies of HMC with the Company. From the acquisition date and as of December 31, 2023, there were no changes in the recognized amounts of goodwill resulting from the acquisition.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table summarizes the fair values of the assets acquired, liabilities assumed and consideration given as of the acquisition date:

Inventories	$1,935
Fixed assets	1,599
Intangible assets	5,240
Goodwill	431
Total assets	$9,205

Accrued royalties	150
Total liabilities	$150

Net assets acquired	$9,055

Cash delivered on date of close	$5,000
Fair value of promissory note	4,055
Total consideration	$9,055

The fair value of finished goods inventories acquired was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort. The fair value of raw materials acquired was estimated using current prices from suppliers. The fair value of fixed assets was estimated using a cost approach, adjusting historical gross asset values for inflation, reduced for the remaining estimated economic life of the assets. The fair values of intangible assets were estimated using a relief from royalty method, the excess earnings method, and a distributor method, all income approaches, which required significant estimates from management regarding future sales expectations, long term operating margins, the weighted average cost of capital or other appropriate discount rates, and royalty rates. The fair value of the promissory note was estimated as the present value of scheduled principal payments discounted at the Company's estimated borrowing rate.

The Company recorded $5,240 to intangible assets as of the acquisition date and is amortizing the value of the developed technology, customer relationships and intellectual property over a weighted average estimated useful life of 8 years. Amortization expense related to the acquired definite lived intangible assets was $325 for the year ended December 31, 2023, and was included as a component of operating expenses and cost of revenue in the consolidated statement of operations and comprehensive loss. Of the $431 of goodwill, none is deductible for tax purposes.

Aggregate incremental revenues and net loss attributable to the acquired business included in the consolidated statement of operations for the year ended December 31, 2022 were $103 and $289 respectively. The table below presents the pro forma revenue and earnings of the combined business as though the combination were enacted January 1, 2022:

Year Ended December 31,
(Unaudited)
2022
Revenue	$15,736
Net loss	$(18,506)

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2023
Liabilities
Warrant liabilities	$366	$—	$—	$366

December 31, 2022
Liabilities
Warrant liabilities	$233	$—	$—	$233

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended December 31, 2023, which were measured at fair value on a recurring basis:

Warrant
Liability
Balance as of December 31, 2021	$1,550
Gain on revaluation of warrants issued in 2021, June 2020, December 2019, and May 2019 equity financings	(1,317)
Balance as of December 31, 2022	$233
Loss on revaluation of warrants issued in 2021, June 2020, December 2019, and May 2019 equity financings	133
Balance as of December 31, 2023	$366

See Note 13 in the notes to consolidated financial statements under the caption Capitalization and Equity Structure – Warrants for a description of the warrants accounted for as a liability, including the method and inputs used to estimate their fair value.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

6. Revenue

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and subscription of the EksoNR, Ekso Indego Therapy, and Ekso Indego Personal devices along with the sale of support and maintenance contracts. Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR, Ekso Indego Therapy, and Ekso Indego Personal devices. Support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements ranging from 12 to 48 months. Revenue is recognized evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the contract term, typically over 24 months.

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

Deferred revenue consisted of the following:

	December 31, 2023	December 31, 2022
Deferred extended maintenance and support	$3,993	$2,124
Deferred device and advances	169	29
Total deferred revenues	4,162	2,153
Less current portion	(1,993)	(1,121)
Deferred revenues, non-current	$2,169	$1,032

On September 25, 2023, the Company entered into a warranty claim lump-sum agreement with Parker, pursuant to which, among other things, Parker paid the Company $700 for the release of Parker's obligation to reimburse the Company for its costs and expenses associated with servicing certain product warranty obligations. The Company recorded the lump sum payment as deferred revenue and recognizes revenue as services are performed.

Deferred revenue activity consisted of the following for the years ended  December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning balance	$2,153	$2,695
Deferral of revenue	4,727	1,397
Recognition of deferred revenue	(2,718)	(1,939)
Ending balance	$4,162	$2,153

The Company expects to recognize approximately $1,993 of the deferred revenue during 2024, $1,154 in 2025, and $1,015 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $1,511, expected to be recognized between 2024 and 2026, primarily related to its contracts for subscription units with its customers and customer orders received but not fulfilled. These subscription contracts typically have twenty-four month terms and subscription income is recognized on a straight-line basis over the term of the contract.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$13,660	$472	$14,132
Service and support	2,821	—	2,821
Subscriptions	967	—	967
Parts and other	254	105	359
	$17,702	$577	$18,279

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2022:

	EksoHealth	EksoWorks	Total
Device revenue	$8,305	$588	$8,893
Service and support	1,923	—	1,923
Subscriptions	967	136	1,103
Parts and other	528	358	886
Collaborative arrangements	107	—	107
	$11,830	$1,082	$12,912

7. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2023	2022
Company-owned device fleet	2 - 5	$2,828	$3,468
Software	3 - 5	234	234
Leasehold improvement	5	179	142
Furniture, office and leased equipment	3 - 7	279	279
Machinery and equipment	3 - 7	236	207
Tools, molds, dies and jigs	3 - 5	1,418	1,347
		5,174	5,677
Accumulated depreciation and amortization		(3,156)	(2,997)
Property and equipment, net		$2,018	$2,680

Depreciation expense of property and equipment, net totaled $726 and $486 for the years ended December 31, 2023 and 2022, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2023	2022
Salaries, benefits and related expenses	$2,058	$1,843
Device warranty	461	274
Other	145	161
Total	$2,664	$2,278

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in Europe, the Middle East, Africa (EMEA), and one or two years in the Asia Pacific (APAC) region. A liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. Specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. Warranty costs are reflected in the consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the years ended December 31, 2023 and 2022 is as follows:

	Warranty
	2023	2022
Balance at beginning of the period	$413	$270
Additions for estimated future expense	619	425
Incurred costs	(466)	(282)
Balance at end of the period	$566	$413

Current portion	$461	$274
Long-term portion	105	139
Total	$566	$413

9. Goodwill and Intangible Assets

Goodwill

The Company determined no impairment existed for goodwill for the year ended December 31, 2023.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Intangible Assets

The following table summarizes the components of gross assets, accumulated amortization, and net carrying values for definite and indefinite lived intangible asset balances as of December 31, 2023:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(310)	$2,000
Trade name	2,310	N/A	2,310
Intellectual property	460	—	460
Customer relationships	140	(18)	122
Below market lease	20	(20)	—
Total intangible assets	$5,240	$(348)	$4,892

Definite lived intangible assets are amortized over their estimated lives using the straight line method, which is estimated as eight years for developed technology, twelve years for intellectual property, eight years for customer relationships and one year for below market lease. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded.  The Company determined no impairment existed for intangible assets for the year ended  December 31, 2023.

The estimated future amortization expenses related to definite lived intangible assets as of December 31, 2023 is as follows:

Fiscal Year	Amount
2024	$306
2025	345
2026	345
2027	345
Thereafter	1,241
Total	$2,582

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of December 31, 2023. It also contains a primary depository covenant, which restricts the Company from having more than $1,000 held in subsidiary accounts outside of the United States. As of December 31, 2023 the Company was compliant with all covenants.

The interest rate of the PWB Term Loan is subject to increase in the event of late payment and after occurrence of and during the continuation of an event of default. The Company may elect to prepay the PWB Term Loan at any time, in whole or in part, without penalty or premium.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 8.81% for the year ended December 31, 2023. The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the PWB Term Loan totaled $173 and $119 for the years ended December 31, 2023 and 2022, respectively.

The following table presents scheduled principal payments of the Company's PWB term loan as of December 31, 2023:

Period	Amount
2026	$2,000
Total principal payments	2,000
Less debt discount and issuance costs	(6)
Note payable, net	$1,994

Current portion	$—
Long-term portion	1,994
Note payable, net	$1,994

Parker Hannifin Promissory Note

In connection with the HMC Acquisition, on December 5, 2022, the Company delivered a $5,000 unsecured, subordinated promissory note (the "Promissory Note") to Parker. The Promissory Note, subordinate to the PWB Term Loan, bears no interest with principal payable in sixteen equal installments due on the last day of each quarter, which commenced on December 31, 2023 and matures on September 30, 2027. For additional information see Note 4.

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

The Company recorded the Promissory Note of $4,055 in its consolidated balance sheets under the captions Notes payable, current and Notes payable, net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's PWB Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.18% for the year ended December 31, 2023. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $320 and $25 for the year ended December 31, 2023 and 2022, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table presents scheduled principal payments of the Promissory Note as of December 31, 2023:

Period	Amount
2024	$1,250
2025	1,250
2026	1,250
2027	938
Total principal payments	4,688
Less debt discount	(600)
Note payable, net	$4,088

Current portion	1,250
Long-term portion	2,838
Note payable, net	$4,088

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The Company’s future lease payments as of December 31, 2023 are as follows, which are presented as Lease liabilities, current and Lease liabilities on the Company’s consolidated balance sheets are as follows:

Operating
Period	Leases
2024	$436
2025	417
2026	363
Total lease payments	1,216
Less: imputed interest	(130)
Present value of lease liabilities	$1,086

Lease liabilities, current	$363
Lease liabilities	723
Total lease liabilities	$1,086

Weighted-average remaining term (in years)	2.7
Weighted-average discount rate	8.2%

Lease expense under the Company’s operating leases was $548 and $605, for the years ended December 31, 2023 and 2022, respectively.

12. Employee Benefit Plan

The Company administers a 401(k) retirement plan, or the 401(k) Plan, in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. The Company makes matching contributions in the form of shares of the Company's common stock to the 401(k) Plan in an amount equal to 50% of employee contributions (up to the statutory limit), subsequent to year-end. The expense related to the contribution was $378 and $186 for the years ended December 31, 2023 and 2022, respectively.

13. Capitalization and Equity Structure

Summary

The Company’s authorized capital stock as of  December 31, 2023 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of December 31, 2023, there were 14,848 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2028 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5,000 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. In June 2023, the Company entered into an amendment to the ATM Agreement that removed the requirement that shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the year ended December 31, 2023, the Company sold 451 shares of common stock under the ATM Agreement at an average price of $1.59, for aggregate proceeds of $661, net of commission and issuance costs. As of December 31, 2023, the Company has $4,284 available for future offerings under the prospectus filed with respect to the ATM Agreement.

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

Warrants

Warrants outstanding as of December 31, 2023 and  December 31, 2022 were as follows:

	Exercise	Remaining term
Source	Price	(Years)	December 31, 2022	December 31, 2023
2021 Warrants	$12.81	2.1	273	273
June 2020 Investor Warrants	$5.18	1.9	127	127
June 2020 Placement Agent Warrants	$5.64	1.4	39	39
December 2019 Warrants	$8.10	1.5	556	556
December 2019 Placement Agent Warrants	$8.44	1.0	52	52
May 2019 Warrants	$3.52	0.4	193	193
			1,240	1,240

No warrants were exercised during the years ended December 31, 2023 and 2022. The weighted average exercise price of the warrants outstanding as of December 31, 2023 was $8.06.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

2021 Warrants

In February 2021, the Company issued warrants ("the 2021 Warrants"), exercisable for up to 273 shares of the Company’s common stock at an exercise price of $12.81 per share. The 2021 Warrants were exercisable immediately and will expire five years from the date of issuance, or on February 11, 2026.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	December 31, 2023	December 31, 2022
Current share price	$2.50	$1.19
Conversion price	$12.81	$12.81
Risk-free interest rate	4.20%	4.21%
Expected term (years)	2.11	3.11
Volatility of stock	76.5%	99.6%

June 2020 Investor Warrants

In June 2020, the Company issued warrants ("the June 2020 Investor Warrants"), exercisable for up to 874 shares of the Company’s common stock at an exercise price of $5.18 per share. The June 2020 Investor Warrants were exercisable immediately and will expire five and one-half years from the date of issuance, or on December 10, 2025.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	December 31, 2023	December 31, 2022
Current share price	$2.50	$1.19
Conversion price	$5.18	$5.18
Risk-free interest rate	4.26%	4.23%
Expected term (years)	1.94	2.94
Volatility of stock	78.2%	99.6%

June 2020 Placement Agent Warrants

In June 2020, the Company issued warrants ("the June 2020 Placement Agent Warrants"), exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and will expire on June 7, 2025.

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	December 31, 2023	December 31, 2022
Current share price	$2.50	$1.19
Conversion price	$5.64	$5.64
Risk-free interest rate	4.54%	4.33%
Expected term (years)	1.44	2.44
Volatility of stock	83.0%	73.5%

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

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	December 31, 2023	December 31, 2022
Current share price	$2.50	$1.19
Conversion price	$8.10	$8.10
Risk-free interest rate	4.53%	4.32%
Expected term (years)	1.47	2.47
Volatility of stock	82.3%	73.3%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	December 31, 2023	December 31, 2022
Current share price	$2.50	$1.19
Conversion price	$8.44	$8.44
Risk-free interest rate	4.82%	4.42%
Expected term (years)	0.97	1.97
Volatility of stock	85.2%	71.8%

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

	December 31, 2023	December 31, 2022
Current share price	$1.88	$1.19
Conversion price	$3.52	$3.52
Risk-free interest rate	5.28%	4.60%
Expected term (years)	0.40	1.40
Volatility of stock	77.5%	74.5%

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the May 2019 Warrants fair value is nominal. However, management determined that a financing event was likely in the near future, and reduced the share price used in the model by 25% in order to reflect the total amount that would be realized accordingly.

In connection with the Company entering into a securities purchase agreement in January 2024, the exercise price of the May 2019 Warrants was reduced to $1.55 per share. See Note 19. Subsequent Events.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

14. Stock-based Compensation

2014 Equity Incentive Plan

In 2014, the Board of Directors and a majority of the stockholders adopted the 2014 Equity Incentive Plan, or the 2014 Plan, allowing for the issuance of 137 shares of common stock. The 2014 Plan has since been amended and restated with approval by the stockholders to increase the maximum number of shares issuable, as shown in the table below:

Original share pool	137
2015 increase	111
2017 increase	67
December 2017 increase (ratified in June 2018)	293
2019 increase	233
March 2020 increase	333
December 2020 increase	800
2022 increase	550
2023 increase	1,200
Total shares authorized for grant as of December 31, 2023	3,724

As of December 31, 2023, the total shares authorized for grant under the 2014 Plan was 3,724, of which 277 were available for future grants. The 2014 Plan expired on January 31, 2024. Following such expiration, no grants may be made under the 2014 Plan, but the  grants in effect prior to such termination were not impacted by the termination.

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

Shares available for future grant as of December 31, 2023 under the 2014 Plan was as follows:

Shares Available
For Grant
Available as of December 31, 2022	50
Share pool increase	1,200
Granted	(1,023)
Forfeited	32
Expired	18
Available as of December 31, 2023	277

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

A summary of the stock option activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at beginning of year	270	$37.96
Forfeited	—	$9.15
Expired	(18)	$63.02
Outstanding at end of year	252	$36.17	3.49	$—
Vested and expected to vest	252	$36.17	3.49	$—
Exercisable at year end	251	$36.19	3.48	$—

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

No stock options were exercised during the years ended December 31, 2023 and 2022.

As no stock options were granted during the years ended December 31, 2023 and December 31, 2022, there was no related weighted-average grant date fair value. The total grant date fair value of stock options vested during the years ended  December 31, 2023 and 2022 was $58 and $428, respectively.

As of December 31, 2023, total unrecognized compensation cost related to unvested stock options was de minimus.

The following table summarizes information about stock options outstanding as of December 31, 2023:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted		Weighted
Exercise	Number of	Contractual Life	Average	Number of	Average
Prices	Shares	(Years)	Price	Shares	Price
$5.55 - $5.70	71	6.06	$5.68	70	$5.68
$9.15 - $26.39	63	4.94	$17.04	63	$17.03
$26.85 - $54.15	74	4.50	$31.45	74	$31.46
$60.00 - $229.95	44	1.36	$120.23	44	$120.23
	252	4.50	$36.17	251	$36.19

The Company recognizes compensation expense using the straight-line method over the requisite service period.

Restricted Stock Units

The Company issues time-based RSUs and PSUs to employees and non-employee members of the Board. Each RSU and PSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. PSUs vest upon achievement of performance targets based on the Company's annual operating plan. The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the year ended December 31, 2023 is summarized below:

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested as of January 1, 2023	1,383	$2.17
Granted	1,023	$1.29
Vested	(1,069)	$1.96
Forfeited	(32)	$1.53
Unvested as of December 31, 2023	1,305	$1.67

The total grant-date fair value of RSUs and PSUs that vested during the year ended December 31, 2023 was $1,612. As of December 31, 2023, $1,383 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.38 years.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Compensation Expense

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending upon the nature of services provided. Stock-based compensation expense related to stock options, RSUs and PSUs was recorded as follows:

	Years Ended December 31,
	2023	2022
Sales and marketing	$260	$263
Research and development	423	339
General and administrative	1,175	1,944
	$1,858	$2,546

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, or ESPP. Under the ESPP, the Company has 33 shares of common stock reserved for issuance, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2023, the Company had not initiated employee enrollment to the plan.

15. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Domestic	$(13,521)	$(13,749)
Foreign	(1,677)	(1,331)
Loss before income taxes	$(15,198)	$(15,080)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2023 and 2022 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through Germany and Singapore for which taxes were included in other expenses, net for the years ended December 31, 2023 and 2022, and determined to be immaterial, and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

	Years Ended December 31,
	2023	2022
Federal tax at statutory rate	21.0%	21.0%
State tax, net of federal tax effect	—	—
R&D credit	1.1	0.7
Change in valuation allowance	(12.5)	(15.1)
Unrealized gain on warrant	(0.2)	1.8
Stock-based compensation	(1.7)	(7.7)
Other	(0.7)	(1.8)
Foreign	(7.0)	1.1
Total tax expense (benefit)	—%	—%

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The tax effects of temporary differences and related deferred tax assets and liabilities as of  December 31, 2023, 2022 and 2021 were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Depreciation and other	$136	$249
Net operating loss carryforwards	52,448	48,829
Research and development tax credits	2,219	2,034
Accruals and reserves	311	356
Capitalized research and development costs	1,422	640
Deferred revenue	220	213
Stock compensation expense	1,493	1,670
Lease assets	178	236
Other	50	22

Deferred tax liabilities:
Lease liabilities	(152)	(208)
Prepaid expenses	(56)	(41)
Less: Valuation allowance	(58,269)	(54,000)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $4,269 and $740 in the years ended December 31, 2023 and December 31, 2022, respectively.

For tax years beginning after December 31, 2018, the Global Intangible Low-taxed Income ("GILTI") took effect. Due to the aggregated losses of the foreign subsidiaries, there was no GILTI inclusion for the years ended December 31, 2023 and December 31, 2022.

The Tax Cuts and Jobs Act of 2017 (TCJA) made a significant change to Section 174 that went into effect for taxable years beginning after December 31, 2021. The change eliminated the ability to currently deduct research and development costs. Instead, these costs must be capitalized and amortized. As a result, the Company capitalized research and development costs of $4.7 million and $3.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). On December 21, 2020, The U.S. Congress passed the Consolidation Appropriations Act, 2021 (the CAA Act). The Company evaluated the provisions of the CARES Act and CCA Act and determined that it did not result in a significant impact on its tax provision.

As of December 31, 2023 the Company had federal net operating loss carryforwards of $196,851. The federal net operating loss carryforwards of $120,792 generated before January 1, 2018 will begin to expire in 2027, and $76,059 will carryforward indefinitely but are subject to the 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of $2,365 that will expire beginning in 2031, if not utilized.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

As of December 31, 2023, the Company had state net operating loss carryforwards of $128,455, which will begin to expire in 2024. The Company also had state research and development tax credit carryforwards of $752, which have no expiration.

As of December 31, 2023, the Company had foreign net operating loss carryforwards of $12,829. The foreign net operating loss carryforwards do not expire.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022, were as follows:

	Years Ended December 31,
	2023	2022
Beginning balances as of January 1, 2023 and 2022	$716	$668
Increase of unrecognized tax benefits taken in prior years	9	—
Increase of unrecognized tax benefits related to current year	1,169	48
Ending balances as of December 31, 2023 and 2022	$1,894	$716

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2023. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, Germany, and Singapore. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2023 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2018 to 2023 tax years will remain open for examination by the German tax authority for four years from the end of the year in which the applicable return was filed. The Company’s 2019 to 2023 tax years will remain open for examination by the Singapore tax authority for four years from the date of the applicable assessment.

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

The Company entered into a research and development collaboration agreement in December 2021 with a party that develops technologies having utility in robotic exoskeletons from research and development activities associated with a specific set of government funded research projects. Since January 2022, the Company has assisted with research and development activities in exchange for access to a worldwide, royalty free, transferable, sublicensable, exclusive license to design and market products that use or incorporate the jointly developed technology within Ekso’s target market segments.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

In connection with the HMC Acquisition, the Company assumed two license agreements with Vanderbilt University to maintain exclusive rights to patents on the Company's behalf.

The Vanderbilt Exoskeleton License Agreement was entered into as of October 15, 2012 and will continue until April 29, 2038, unless sooner terminated. Under this agreement, the Company is required to pay 6% of net sales of licensed patent products and 3% of net sales of licensed software products. The minimum annual royalty for licensed products is $250.

The Vanderbilt Knee License Agreement was entered into as of March 1, 2022 and will continue until February 15, 2041, unless sooner terminated. Under this agreement, the Company is required to pay 3.75% of net sales for licensed patent products and the minimum annual royalty is $75 due on or before July 31, 2028 and $100 per year thereafter.

The Company also entered into transitional use agreements with Parker granting the Company access to certain information technology systems and shared services relating to manufacturing facilities in Macedonia, Ohio for twelve months following the date of the acquisition. As consideration for access to these resources, the Company was required to make monthly payments of $20. The Company and Parker agreed to extend this agreement for one additional month, through December 31, 2023, at which point all technology resources had been transitioned and therefore this payment is no longer required. In addition to and in conjunction with the transitional services agreement, the Company entered into a transitional manufacturing agreement that provides the Company additional time to use Parker's certification in the European Union relating to the acquired assets while the Company continues the application process for its own certification. This agreement relatedly extends the Company's ability to use Parker's Ohio facility during the pendency of such application process, which is not anticipated to go beyond May 2024, which is 18 months from the date of the acquisition. As consideration for the use of the facility beyond the initial 12 months, the Company will be required to make monthly payments of $3 for each of the additional six months.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $2,783 as of December 31, 2023, which are expected to be paid within one year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,216 payable over 35 months related to the San Rafael, California and Hamburg, Germany leases disclosed in Note 11. Lease Obligations.

Other Contractual Obligations

The following table summarizes the Company's outstanding contractual obligations, including interest payments, as of December 31, 2023 and the effect those obligations are expected to have on its liquidity and cash flows in future periods:

	Payments Due By Period
		Less than
	Total	one year	1-3 Years	3-5 Years
Term loan	$2,468	$174	$2,294	$—
Promissory note	4,688	1,250	3,438	—
Facility operating leases	1,216	436	780	—
Total	$8,372	$1,860	$6,512	$—

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

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Year ended December 31, 2023
Revenue	$17,702	$577	$18,279
Cost of revenue	8,770	430	9,200
Gross profit	$8,932	$147	$9,079

Year ended December 31, 2022
Revenue	$11,830	$1,082	$12,912
Cost of revenue	5,949	749	6,698
Gross profit	$5,881	$333	$6,214

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa (EMEA), and (3) Asia Pacific (APAC). Individual countries with revenue greater than 10% of total revenue for the year ended December 31, 2023 and 2022 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Year ended December 31,
	2023	2022
United States	$12,500	$6,557
Other	495	252
Americas	12,995	6,809
Germany	476	1,002
Poland	1,406	904
Other	1,883	1,943
EMEA	3,765	3,849
APAC	1,519	2,254
	$18,279	$12,912

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

The total settlement amount was $325 and paid in cash over fourteen months, with an initial payment of $145 due in the first 40 days and $15 per month for the remaining 12 months. In connection with the settlement agreement, the Company recorded $205 in general and administrative operating expenses for the year ended December 31, 2022. The Company had a liability of $60 and $325 related to this settlement on its consolidated balance sheet as of December 31, 2023 and 2022, respectively.

19. Subsequent Events

On January 10, 2024, the Company entered into a securities purchase agreement with certain institutional investors to sell an aggregate of 2,968 shares of the Company’s common stock, in a registered direct offering (the “Offering”) at an offering price of $1.55 per share. The net proceeds of the Offering were approximately $3,910 after deducting placement agent fees and estimated offering expenses paid by the Company. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include research and development activities, selling, general and administrative costs, strategic initiatives and to meet working capital needs.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our management believes that based on such criteria, as of December 31, 2023, our internal control over financial reporting is effective.

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

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART  III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Shareholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of December 31, 2023.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2023.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Shareholders, under the heading “Ownership of our Common Stock,” to be filed with the SEC within 120 days of December 31, 2023.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2023.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2024 Annual Meeting of Shareholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2023.

PART  IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 26, 2023)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2023)

4.1	Form of specimen certificate (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on June 23, 2015)

4.2	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 11, 2019)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

4.4	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

4.5	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 30, 2019)

4.6	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2020)

4.7	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 10, 2020)

4.8

Subordinated Promissory Note between Ekso Bionics Holdings, Inc. and Parker Hannifin Corporation, dated as of December 5, 2022 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2022)

4.9	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.10	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 11, 2021)

10.1

At The Market Offering Agreement, by and among Ekso Bionics Holdings, Inc., and H.C. Wainwright & Co., LLC (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2020)

10.2	Amendment No. 1 to At The Market Offering Agreement, dated June 12, 2023, between Ekso Bionics Holdings, Inc. (incorporated by reference from exhibit 10.1 to the Current Report on Form 8-K filed June 12, 2023).

10.3	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on April 30, 2019)

10.5†	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6†	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.7†	Form of Employee Restricted Stock Unit Award under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2017)

10.8†	2017 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement on Schedule 14 filed on April 28, 2017)

10.8†	Scott Davis Offer Letter dated February 22, 2021 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 21, 2022)

10.10†**	Jason Jones Offer Letter dated September 19, 2018 (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed February 27, 2020)

10.11†	Jerome Wong Officer Offer letter, dated October 26, 2022 (incorporated by reference from exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed March 28, 2023).

10.12

Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.13

Exclusive License Agreement, dated as of July 14, 2008, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a/ Berkeley Bionics and formerly d/b/a Berkeley ExoWorks (as amended by Amendment #1 to Exclusive License Agreement, dated as of May 20, 2009, by and between The Regents of the University of California and Berkeley Bionics) (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.14

License Agreement between Vanderbilt University and Parker Hannifin Corporation, dated as of October 15, 2012 (as amended by the first amendment dated as of June 15, 2014, the second amendment dated as of December 1, 2018, and the third amendment dated as of May 1, 2019) (incorporated by reference from exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed March 28, 2023).

10.15

License Agreement between Vanderbilt University and Parker Hannifin Corporation dated as of March 1, 2022 (incorporated by reference from exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed March 28, 2023).

10.16

Vanderbilt Assignment and Assumption Agreement between Ekso Bionics Holdings, Inc and Parker Hannifin Corporation, dated as of December 5, 2022 (incorporated by reference from exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed March 28, 2023).

10.17†	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.18†	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.19	Form of Amendment to Purchase Agreement (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2019)

10.20	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2019)

10.21

Loan and Security Agreement dated as of August 17, 2020 by and among the Registrant, EKSO Bionics Holdings, Inc., EKSO Bionics, Inc. and Pacific Western Bank (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2020)

10.22*	First Amendment to Loan Agreement with Pacific Western Bank, dated as of December 24, 2020.

10.23*	Second Amendment to Loan Agreement with Pacific Western Bank, dated as of February 28, 2023.

10.24	Third Amendment to Loan Agreement with Pacific Western Bank, dated as of March 28, 2023 (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed July 27, 2023).

10.25	Fourth Amendment to Loan Agreement by and among Pacific Western Bank, Ekso Bionics, Inc. and Ekso Bionics Holdings, Inc, dated as of July 3, 2023 (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed July 27, 2023).

10.26	Fifth Amendment to Loan Agreement by and among Pacific Western Bank, Ekso Bionics, Inc. and Ekso Bionics Holdings, Inc, dated as of August 17, 2023 (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 18, 2023).

10.27	Lease, dated July 15, 2022, between Don Tornberg and Ekso Bionics Inc. (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed March 28, 2023).

10.28

Transitional Use Agreement, dated December 5, 2022, between Parker Hannifin Corporation and Ekso Bionics Holdings, Inc. (incorporated by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 28, 2023).

10.29	Warranty Lump Sum Agreement between Parker-Hannafin Corporation and the Company dated September 25, 2023 (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed October 29, 2023).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)

24.1	Power of attorney (included on signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1§	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2§	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Ekso Bionics Holdings, Inc. Compensation Recovery Policy.

101	Interactive Data Files of Financial Statements and Notes.
101.ins	Inline XBRL Instant Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
*	Filed herewith
**	Confidential Treatment portions of this exhibit have been omitted as permitted by applicable regulations.
§	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Management contract or compensatory plan or arrangement

Item 16.  FORM 10-K SUMMARY

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ Scott G. Davis
March 4, 2024		Scott G. Davis Chief Executive Officer

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

Signature	Title	Date

/S/ Scott G. Davis	Chief Executive Officer	March 4, 2024
Scott G. Davis	(Principal Executive Officer)

/S/ Jerome Wong	Chief Financial Officer	March 4, 2024
Jerome Wong	(Principal Accounting and Financial Officer)

/S/ Mary Ann Cloyd	Director	March 4, 2024
Mary Ann Cloyd

/S/ Corinna Lathan	Director	March 4, 2024
Corinna Lathan, Ph.D.

/S/ Charles Li	Director	March 4, 2024
Charles Li, Ph.D.

/S/ Rhonda A. Wallen	Director	March 4, 2024
Rhonda A. Wallen