Form 10-Q
period 2024-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2024-04-29
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of registrant’s common stock outstanding as of April 26, 2024 was 18,174,426.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2024	December 31, 2023
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and restricted cash	$8,799	$8,638
Accounts receivable, net of allowances of $16 and $79, respectively	5,773	5,645
Inventories	5,106	5,050
Prepaid expenses and other current assets	838	875
Total current assets	20,516	20,208
Property and equipment, net	1,862	2,018
Right-of-use assets	893	977
Intangible assets, net	4,815	4,892
Goodwill	431	431
Other assets	440	392
Total assets	$28,957	$28,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,876	$1,847
Accrued liabilities	1,786	2,664
Deferred revenues, current	2,028	1,993
Note payable, current	1,250	1,250
Lease liabilities, current	372	363
Total current liabilities	7,312	8,117
Deferred revenues	2,119	2,169
Notes payable, net	4,594	4,832
Lease liabilities	626	723
Warrant liabilities	133	366
Other non-current liabilities	122	105
Total liabilities	14,906	16,312
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 18,096 and 14,848 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	18	15
Additional paid-in capital	256,160	251,580
Accumulated other comprehensive income	447	156
Accumulated deficit	(242,574)	(239,145)
Total stockholders’ equity	14,051	12,606
Total liabilities and stockholders’ equity	$28,957	$28,918

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$3,756	$4,122
Cost of revenue	1,805	2,122
Gross profit	1,951	2,000

Operating expenses:
Sales and marketing	1,818	2,088
Research and development	1,136	1,154
General and administrative	2,253	3,206
Total operating expenses	5,207	6,448

Loss from operations	(3,256)	(4,448)

Other (expense) income, net:
Interest expense, net	(57)	(112)
Loss on modification of warrant	(109)	—
Gain (loss) on revaluation of warrant liabilities	342	(26)
Unrealized (loss) gain on foreign exchange	(349)	217
Other income (expense), net	—	(20)
Total other (expense) income, net	(173)	59

Net loss	$(3,429)	$(4,389)
Other comprehensive income (loss)	291	(194)
Comprehensive loss	$(3,138)	$(4,583)

Net loss per share applicable to common shareholders, basic and diluted	$(0.20)	$(0.33)

Weighted average number of shares outstanding, basic and diluted	17,419	13,296

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	—	$—	14,848	$15	$251,580	$156	$(239,145)	$12,606
Net loss	—	—	—	—	—	—	(3,429)	(3,429)
Issuance of common stock under:
Equity financing, net	—	—	2,997	3	3,967	—	—	3,970
Matching contribution to 401(k) plan	—	—	163	—	237	—	—	237
Equity incentive plan	—	—	88	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	376	—	—	376
Foreign currency translation adjustments	—	—	—	—	—	291	—	291
Balance as of March 31, 2024	—	$—	18,096	$18	$256,160	$447	$(242,574)	$14,051

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(3,429)	$(4,389)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	406	414
Changes in provision for credit losses on accounts receivable	(12)	1
(Gain) loss on revaluation of warrant liabilities	(342)	26
Stock-based compensation expense	376	424
Loss on modification of warrant	109	—
Common stock contribution to 401(k) plan	29	93
Unrealized loss (gain) on foreign currency transactions	349	(217)
Changes in operating assets and liabilities:
Accounts receivable	(214)	(202)
Inventories	(80)	(375)
Prepaid expenses and other assets, current and noncurrent	36	(134)
Accounts payable	32	(110)
Accrued, lease and other liabilities, current and noncurrent	(723)	(248)
Deferred revenues	(3)	503
Net cash used in operating activities	(3,466)	(4,214)
Investing activities:
Acquisition of property and equipment	(8)	(42)
Net cash used in investing activities	(8)	(42)
Financing activities:
Principal payments under note payable	(313)	—
Proceeds from issuance of common stock, net	3,970	—
Net cash provided by financing activities	3,657	—
Effect of exchange rate changes on cash	(22)	8
Net increase (decrease) in cash	161	(4,248)
Cash and restricted cash at beginning of period	8,638	20,525
Cash and restricted cash at end of period	$8,799	$16,277

Supplemental disclosure of cash flow activities
Cash paid for interest	$48	$47
Supplemental disclosure of non-cash activities
Transfer of inventory to (from) property and equipment	$16	$(96)
Share issuance for common stock contribution to 401(k) plan	$237	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

1.         Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops, and markets wearable powered and non-powered exoskeleton products to augment human strength, endurance and mobility. The Company’s exoskeleton technology is primarily focused on aiding in the recovery and improved quality of life of individuals who have suffered from a variety of neurological conditions and allows for neurorehabilitation ranging from hospital to home, and also has technology that can be utilized by able-bodied users in the workplace. The Company has marketed devices that (i) enable individuals with neurological conditions affecting gait, including acquired brain injury ("ABI") and multiple sclerosis ("MS"), and spinal cord injury ("SCI") to rehabilitate and to stand and walk in neurorehabilitation settings and, for patients with a SCI, for home and community use, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

Liquidity and Going Concern

As of March 31, 2024, the Company had an accumulated deficit of $242,574.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. In the three months ended March 31, 2024, the Company used $3,466 of cash in its operations. Cash on hand as of March 31, 2024 was $8,799.

As described in Note 9. Notes Payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of March 31, 2024, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2024 was approximately $6,799.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. Management intends to raise funds through one or more financings. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. If we are unable to complete sufficient additional financings, management’s plans include delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocused sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

2.         Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 4, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2023, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending  December 31, 2024 or any future periods.

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

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The allowance for potential credit losses on trade receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable as of  March 31, 2024 and December 31, 2023.

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

The Company had two customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable as of  March 31, 2024 (11% and 11%), as compared with no customers as of  December 31, 2023.

During the three months ended March 31, 2024, the Company had one customer with sales of 10% or more of the Company’s total revenue (11%), as compared with two customers in the three months ended  March 31, 2023 (26% and 14%).

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition. The ASU is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

Accounting Pronouncements Adopted in 2024

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplified the accounting for convertible instruments. ASU 2020-06 eliminated certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminated certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance became effective for the Company in the first quarter of 2024 and was applied using a full retrospective approach. The adoption did not have a material impact on the Company's financial statements.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

3.         Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the three months ended March 31, 2024 and 2023, is reflected in the table below net of tax:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$156	$563
Net unrealized gain (loss) on foreign currency translation	291	(194)
Balance at end of period	$447	$369

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2024
Liabilities
Warrant liabilities	$133	$—	$—	$133
December 31, 2023
Liabilities
Warrant liabilities	$366	$—	$—	$366

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2024, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of December 31, 2023	$366
Loss on modification of warrant	109
Net gain on revaluation of warrants issued	(342)
Balance as of March 31, 2024	$133

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.         Inventories

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$3,986	$4,298
Work in progress	361	290
Finished goods	759	462
Inventories	$5,106	$5,050

6.         Revenue

The Company’s medical device segment (EksoHealth) revenue is primarily generated through the sale and subscription of the EksoNR, Ekso Indego Therapy, and Ekso Indego Personal devices, along with the sale of support and maintenance contracts. Revenue from medical device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of the EksoNR, Ekso Indego Therapy, and Ekso Indego Personal devices. Support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements ranging from 12 to 48 months. Revenue is recognized evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the contract term, typically over 24 months.

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

Deferred revenue consisted of the following:

	March 31, 2024	December 31, 2023
Deferred extended maintenance and support	$3,915	3,993
Deferred device and advances	232	169
Total deferred revenues	4,147	4,162
Less current portion	(2,028)	(1,993)
Deferred revenues, non-current	$2,119	$2,169

On September 25, 2023, the Company entered into a warranty claim lump-sum agreement with Parker Hannifin Corporation ("Parker"), pursuant to which, among other things, Parker paid the Company $700 for the release of Parker's obligation to reimburse the Company for its costs and expenses associated with servicing certain product warranty obligations.  The Company recorded the lump sum payment as deferred revenue and recognizes revenue as services are performed.

Deferred revenue activity consisted of the following for the three months ended March 31, 2024:

Beginning balance	$4,162
Deferral of revenue	684
Recognition of deferred revenue	(699)
Ending balance	$4,147

The Company expects to recognize approximately $1,662 of the deferred revenue during the remainder of 2024, $1,241 in 2025, and $1,244 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $1,946, expected to be recognized between 2024 and 2026, primarily related to its contracts for subscription units with its customers and customer orders received but not fulfilled. These subscription contracts typically have 24-month terms and subscription income is recognized on a straight-line basis over the term of the contract.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2024:

	EksoHealth	EksoWorks	Total
Device revenue	$2,585	$168	$2,753
Service and support	765	—	765
Subscriptions	144	—	144
Parts and other	65	29	94
	$3,559	$197	$3,756

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$3,048	$111	$3,159
Service and support	644	—	644
Subscriptions	275	7	282
Parts and other	30	7	37
	$3,997	$125	$4,122

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

7.         Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Salaries, benefits and related expenses	$1,275	$2,058
Device warranty	404	461
Other	107	145
Total	$1,786	$2,664

Warranty

The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three months ended March 31, 2024 is as follows:

Three Months Ended
March 31, 2024
Balance at beginning of the period	$566
Additions for estimated future expense	121
Incurred costs	(161)
Balance at end of the period	$526

Balance as of March 31, 2024
Current portion	$404
Long-term portion	122
Total	$526

8.         Goodwill and Intangible Assets

On December 5, 2022, the Company acquired the Human Motion Control ("HMC") business unit from Parker (the "HMC Acquisition"). The assets acquired from the business unit included intellectual property rights associated with the Ekso Indego Personal, Ekso Indego Therapy, and future products in the orthotics and prosthetics space.

Goodwill

The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations, by applying the acquisition method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date The excess of the purchase price over the net assets acquired of $431 was recorded as goodwill. The goodwill recognized is attributed primarily to expected synergies of HMC with the Company.

The Company determined no impairment existed for goodwill for the three months ended March 31, 2024.

Intangible Assets

The following table summarizes the components of gross assets, accumulated amortization, and net carrying values for definite and indefinite lived intangible asset balances as of March 31, 2024:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(382)	$1,928
Trade name	2,310	N/A	2,310
Intellectual property	460	—	460
Customer relationships	140	(23)	117
Below market lease	20	(20)	—
Total intangible assets	$5,240	$(425)	$4,815

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(310)	$2,000
Trade name	2,310	N/A	2,310
Intellectual property	460	—	460
Customer relationships	140	(18)	122
Below market lease	20	(20)	—
Total intangible assets	$5,240	$(348)	$4,892

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Definite lived intangible assets are amortized over their estimated lives using the straight line method, which is estimated as eight years for developed technology, 12 years for intellectual property, eight years for customer relationships and one year for below market lease. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded. The Company determined no impairment existed for intangible assets for the three months ended March 31, 2024.

The estimated future amortization expenses related to definite lived intangible assets as of March 31, 2024 were as follows:

Fiscal Year	Amount
2024 - remainder	$230
2025	345
2026	345
2027	345
2028	345
2029 and thereafter	895
Total	$2,505

Amortization expense related to the acquired definite lived intangible assets was $77 and $82 for the three months ended March 31, 2024 and 2023, respectively, and was included as a component of operating expenses and cost of revenue in the condensed consolidated statement of operations and comprehensive loss.

9.         Notes Payable, net

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of March 31, 2024. It also contains a primary depository covenant, which restricts the Company from having more than $1,000 held in subsidiary accounts outside of the United States. As of March 31, 2024 the Company was compliant with all covenants.

The interest rate of the PWB Term Loan is subject to increase in the event of late payment and after occurrence of and during the continuation of an event of default. The Company may elect to prepay the PWB Term Loan at any time, in whole or in part, without penalty or premium.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 8.74% for the three months ended March 31, 2024. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the PWB Term Loan totaled $44 and $43 for the three months ended March 31, 2024 and 2023, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table presents scheduled principal payments of the Company’s PWB term loan as of March 31, 2024:

Period	Amount
2024-2025	$—
2026	2,000
Total principal payments	2,000
Less debt discount and issuance cost	(6)
Note payable, net	$1,994

Current portion	$—
Long-term portion	1,994
Note payable, net	$1,994

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

The Company recorded the Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's PWB Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.11% for the three months ended March 31, 2024. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $75 and $79 for the three months ended March 31, 2024 and 2023, respectively.

The following table presents scheduled principal payments of the Company's Promissory Note as of March 31, 2024:

Period	Amount
2024 - remainder	$938
2025	1,250
2026	1,250
2027	937
Total principal payments	4,375
Less debt discount	(525)
Note payable, net	$3,850

Current portion	1,250
Long-term portion	2,600
Note payable, net	$3,850

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

10.         Lease Obligations

The Company's operating lease agreement for its headquarters and manufacturing facility in San Rafael, California (the "San Rafael Lease") commenced in  July 2022 and expires in October 2026  and it provides the Company with the option to renew for an additional three-year period at the prevailing market rate at the time of extension.

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

The Company's operating lease agreement for its office in Hamburg, Germany commenced in  May 2022 and expires in June 2025 and it provides the Company with an option to renew for one five-year period.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s future lease payments as of March 31, 2024, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2024 - remainder	$328
2025	416
2026	362
Total lease payments	1,106
Less: imputed interest	(108)
Present value of lease liabilities	$998

Weighted-average remaining lease term (in years)	2.48
Weighted-average discount rate	8.2%

Lease expense under the Company’s operating leases was $136 and $133 for the three months ended  March 31, 2024 and 2023, respectively.

11.         Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at  March 31, 2024 and  December 31, 2023 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of March 31, 2024 and December 31, 2023, there were 18,096 and 14,848, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

January 2024 Offering

On  January 10, 2024, the Company entered into a securities purchase agreement with certain institutional investors to sell an aggregate of 2,968 shares of the Company’s common stock in a registered direct offering (the “January 2024 Offering”) at an offering price of $1.55 per share. The net proceeds of the January 2024 Offering were approximately $3,931 after deducting placement agent fees and estimated offering expenses paid by the Company. The Company used the net proceeds from the January 2024 Offering for general corporate purposes, which included research and development activities, selling, general and administrative costs, strategic initiatives and to meet working capital needs.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $5,000 under the registration statement and prospectus supplement filed with the SEC related to such offering. In June 2023, the Company entered into an amendment to the ATM Agreement that removed the requirement that shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the three months ended March 31, 2024, the Company sold 30 shares of common stock under the ATM Agreement at an average price of $1.45 per share, for aggregate proceeds of $39, net of commission and issuance costs. The Company did not sell any shares under the ATM Agreement during the three months ended March 31, 2023. As of March 31, 2024, the Company had $4,241 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Warrants

Warrants outstanding as of March 31, 2024 and  December 31, 2023 were as follows:

	Exercise	Remaining term
Source	Price	(Years)	December 31, 2023	Issued	Exercised	March 31, 2024
2021 Warrants	$12.81	1.9	273	—	—	273
June 2020 Investor Warrants	$5.18	1.7	127	—	—	127
June 2020 Placement Agent Warrants	$5.64	1.2	39	—	—	39
December 2019 Warrants	$8.10	1.2	556	—	—	556
December 2019 Placement Agent Warrants	$8.44	0.7	52	—	—	52
May 2019 Warrants	$1.55	0.1	193	—	—	193
			1,240	—	—	1,240

No warrants were exercised during the three and three months ended March 31, 2024 and 2023.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	March 31, 2024	December 31, 2023
Current share price	$1.36	$2.50
Conversion price	$12.81	$12.81
Risk-free interest rate	4.65%	4.20%
Expected term (years)	1.86	2.11
Volatility of stock	94.2%	76.5%

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	March 31, 2024	December 31, 2023
Current share price	$1.36	$2.50
Conversion price	$5.18	$5.18
Risk-free interest rate	4.73%	4.26%
Expected term (years)	1.69	1.94
Volatility of stock	95.4%	78.2%

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	March 31, 2024	December 31, 2023
Current share price	$1.36	$2.50
Conversion price	$5.64	$5.64
Risk-free interest rate	4.95%	4.54%
Expected term (years)	1.19	1.44
Volatility of stock	102.1%	83.0%

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	March 31, 2024	December 31, 2023
Current share price	$1.36	$2.50
Conversion price	$8.10	$8.10
Risk-free interest rate	4.93%	4.53%
Expected term (years)	1.22	1.47
Volatility of stock	101.3%	82.3%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	March 31, 2024	December 31, 2023
Current share price	$1.36	$2.50
Conversion price	$8.44	$8.44
Risk-free interest rate	5.23%	4.82%
Expected term (years)	0.72	0.97
Volatility of stock	123.4%	85.2%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement, (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants are currently exercisable, have a current exercise price of $1.55 per share, and will expire five years from the date of their issuance, or on May 24, 2024. The May 2019 Warrants contain a price protection feature, pursuant to which, subject to certain exceptions, if shares of common stock are sold or issued in the future, or securities convertible or exercisable for shares of the Company’s common stock are sold or issued in the future, for consideration, or with an exercise price or conversion price, as applicable, per share less than the exercise price per share then in effect for the May 2019 Warrants, the exercise price of the May 2019 Warrants is reduced to the consideration paid for, or the exercise price or conversion price of, as the case may be, the securities issued in such offering. Pursuant to this provision, in connection with the January 2024 Offering, the exercise price of the May 2019 Warrants was reduced to $1.55 per share.

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

	March 31, 2024	December 31, 2023
Share price	$1.36	$1.88 (1)
Conversion price	$1.55	$3.52
Risk-free interest rate	5.48%	5.3%
Expected term (years)	0.1	0.4
Volatility of stock	92.2%	77.5%

(1) As of December 31, 2023, management determined that a financing event was likely in the first quarter of 2024, and reduced the share price used in the model by 25% in order to reflect the total amount that would be realized accordingly.

Management has assessed that the likelihood of a Change of Control occurring during the term of the warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the  May 2019 Warrants fair value is nominal.

12.         Stock-based Compensation

The Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan") expired on  January 31, 2024. Following such expiration, no grants  may be made under the 2014 Plan, but the grants in effect prior to such expiration were not impacted by the expiration.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2024, and activity during the three months then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2023	252	$36.17
Options cancelled	(55)	37.54
Balance as of March 31, 2024	197	$37.79	4.26	$—
Vested and expected to vest as of March 31, 2024	197	$37.79	4.26	$—
Exercisable as of March 31, 2024	196	$37.80	4.26	$—

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

There were no stock options awarded during the three months ended March 31, 2024 and 2023, and no unrecognized compensation cost related to unvested stock options as of March 31, 2024.

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

Combined RSU and PSU activity for the three months ended March 31, 2024 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2023	1,305	$1.67
Vested	(172)	1.87
Unvested as of March 31, 2024	1,133	$1.64

As of March 31, 2024, $1,007 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.30 years.

Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of the services provided. Stock-based compensation expense related to options, RSUs and PSUs was recorded as follows:

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$52	$64
Research and development	91	82
General and administrative	233	278
	$376	$424

401(k) Plan Share Match

During the three months ended March 31, 2024, the Company issued 163 shares of common stock with a fair value of $237, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2023. No shares related to the 401(k) Plan matching contribution were issued during the three months ended March 31, 2023.

The expense for the 401(k) Plan share matching was $29 and $93 for the three months ended March 31, 2024 and 2023, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

13.         Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2024, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year.

14.         Commitments and Contingencies

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

The Company also entered into transitional use agreements with Parker granting the Company access to certain information technology systems and shared services relating to manufacturing facilities in Macedonia, Ohio for twelve months following the date of the acquisition. As consideration for access to these resources, the Company made monthly payments of $20 until December 2023. In addition to and in conjunction with the transitional services agreement, the Company entered into a transitional manufacturing agreement that provides the Company additional time to use Parker's certification in the European Union relating to the acquired assets while the Company continues the application process for its own certification. This agreement relatedly extended the Company's ability to use Parker's Ohio facility during the pendency of such application process, which is not anticipated to go beyond May 2024, which is 18 months from the date of the acquisition. As consideration for the use of the facility beyond the initial twelve months, the Company will be required to make monthly payments of $3 until May 2024.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $2,387 as of March 31, 2024, which are expected to be paid within one year, and $2,783 as of December 31, 2023. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,106 payable over 32 months related to the San Rafael, California and Hamburg, Germany leases disclosed in Note 10. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

15.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(3,429)	$(4,389)

Denominator:
Weighted-average number of shares, basic and diluted	17,419	13,296

Net loss per share, basic and diluted	$(0.20)	$(0.33)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended
	March 31,
	2024	2023
Options to purchase common stock	197	268
Restricted stock units	1,133	1,029
Warrants for common stock	1,240	1,240
Total common stock equivalents	2,570	2,537

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended March 31, 2024
Revenue	$3,559	$197	$3,756
Cost of revenue	1,655	150	1,805
Gross profit	$1,904	$47	$1,951

Three months ended March 31, 2023
Revenue	$3,997	$125	$4,122
Cost of revenue	1,951	171	2,122
Gross profit	$2,046	$(46)	$2,000

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa (EMEA), and (3) Asia Pacific (APAC). Individual countries with revenue greater than 10% of total revenue for the three and three months ended March 31, 2024 and 2023 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended March 31,
	2024	2023
Americas
United States	$2,297	$2,958
Other	32	4
Americas revenue	2,329	2,962

EMEA
France	346	—
Germany	124	244
Other	360	512
EMEA revenue	830	756

APAC
Indonesia	336	—
Other	261	404
APAC revenue	597	404

Total Revenue	$3,756	$4,122

17.          Related Party Transactions

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

The Company's total settlement amount was $325 and to be paid in cash over fourteen months, with an initial payment of $145 paid in the first 40 days and $15 per month for the remaining twelve months. The Company had a liability of $15 and $60 related to this settlement on its condensed consolidated balance sheet under the caption Accrued Liabilities as of March 31, 2024 and December 31, 2023, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this "Quarterly Report"), the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (v) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vi) our beliefs regarding potential clinical and other health benefits of our medical devices, (vii) the impact and effects of the COVID-19 pandemic and other risk factors on our business, results of operations or prospects, and (viii) the assumptions underlying or relating to any statement described in points (i), through (vii) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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
•

our ability to sell additional units, and, once sold, recognize the expected margins, using the reimbursement code for our Ekso Indego Personal device with the Centers for Medicare and Medicaid Services ("CMS");

•	our ability to obtain CE certificates registered by Ekso Bionics, Inc. for our Ekso Indego Therapy and Ekso Indego Personal devices;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	changes to our domestic or international sales and operations;
•	our ability to obtain or maintain patent protection for our intellectual property;
•	the scope, validity and enforceability of our and third-party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our ability to receive regulatory clearance from certain government authorities, including any conditions, limitations or restrictions placed on such approvals;
•	our customers’ ability to get third-party reimbursement for our products and services associated with them and our ability to manage the complex and lengthy reimbursement process;
•	the potential for our products to be subject to voluntary or involuntary recall;
•	our product liability insurance may not adequately cover potential claims;
•	warrant claims and our accelerated maintenance program results in additional operating costs to us;
•	our failure to implement our business plan or strategies;
•	our ability to successfully consummate acquisitions on acceptable terms and to integrate any such acquisitions;
•	our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;
•	our ability to retain or attract key employees;

•	scope, scale and duration of the impact of outbreaks of a pandemic disease, such as COVID-19;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting;
•	the impacts of foreign currency price fluctuations; and
•	overall economic and market conditions.

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

Overview

Our Business

We design, develop, and market exoskeleton products that augment human strength, endurance, and mobility. Our exoskeleton technology serves multiple end markets and can be utilized both by persons with physical disabilities or impairments and on able-bodies. The majority of our sales are generated in our Enterprise Health business line within our EksoHealth Segment, which includes the sales of products and services related to neurorehabilitation in clinical settings. We also provide products and service to individual users, primarily driven by sales of our Ekso Indego Personal product in our Personal Health business line.

In addition to our current products and services, we continue to explore business development initiatives to fuel growth and long-term value in our existing segments.

EksoHealth

Our Enterprise Health business line focuses on sales of our EksoNR and Ekso Indego Therapy products to customers, including inpatient rehabilitation hospitals and clinics as well as some outpatient rehabilitation clinics. Our marketing to these customers involves the education of clinical and executive stakeholders on the economic and clinical value of our products and services. In tandem, we continue to leverage our EksoNR and Ekso Indego customer base to educate and mentor strategic target centers that specialize in stroke, ABI and SCI rehabilitation in specific geographies. We believe that our Enterprise Health business line will be a source of stable sales growth.

Our Personal Health business line is focused on marketing and sales of our Ekso Indego Personal product to individual users. These individual users are currently served by the Veterans Administration, which provides our products to qualified veterans for individual use, individuals who are covered under worker’s compensation insurance, and private individuals who pay out of pocket.  In April 2024, CMS approved a final payment level of $91,031.93 for Medicare reimbursement of the Ekso Indego Personal, which took effect of April 1, 2024. We believe that our Personal Health business line has the potential for a higher growth rate than our Enterprise Health business line.

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

With the recent approval of CMS lump sum reimbursement for Indego Personal, we believe we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. Specifically, according to the National Spinal Cord Injury Statistical Center, an estimated 294,000 individuals are currently living with SCI and another 17,810 suffer from new SCI injuries each year. Approximately 56% of individuals with SCI are enrolled in Medicare or Medicaid within 5 years post-injury. With Medicare reimbursement recently approved, we plan to sell products to individuals in this market through Durable Medical Equipment suppliers (DMEs). DMEs typically resell products from DME manufacturers to individual users. DMEs are responsible for the Medicare reimbursement process, which requires a physician’s prescription and evidence of medical necessity to be submitted to and approved by Medicare before reimbursement is provided.  See “Part I—Item 1A. Risk Factors,” specifically the risk titled “Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products” in our Annual Report for more information.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our most critical accounting estimates include:

•	the standalone selling prices used to allocate the contract consideration to the individual performance obligations in our device sales arrangements, which impacts revenue recognition;
•	the unobservable inputs and assumptions used by management in estimating the fair value of our warrant liabilities, which impacts net income or loss;
•	the valuation of inventory, which impacts gross profit margins;
•	the estimates made regarding the recoverability of our net deferred tax asset, which impacts our financial condition;
•	the fair value of the assets acquired and liabilities assumed in our business combination;
•	future warranty costs;
•	accounting for leases; and
•	useful lives assigned to long-lived assets.

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management must also make uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. During the three months ended March 31, 2024, management made changes to its estimates regarding the likelihood of future events. We do not believe the revision resulted in a material impact to the estimated fair value of warrant liabilities measured using the Lattice Model.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change

Revenue	$3,756	$4,122	$(366)	(9)%
Cost of revenue	1,805	2,122	(317)	(15)%
Gross profit	1,951	2,000	(49)	(2)%
Gross profit %	52%	49%

Operating expenses:
Sales and marketing	1,818	2,088	(270)	(13)%
Research and development	1,136	1,154	(18)	(2)%
General and administrative	2,253	3,206	(953)	(30)%
Total operating expenses	5,207	6,448	(1,241)	(19)%
Loss from operations	(3,256)	(4,448)	1,192	(27)%
Other (expense) income, net:
Interest expense, net	(57)	(112)	55	(49)%
Loss on modification of warrant	(109)	—	(109)	(1)
Gain (loss) on revaluation of warrant liabilities	342	(26)	368	(1415)%
Unrealized (loss) gain on foreign exchange	(349)	217	(566)	(261)%
Other income (loss), net	—	(20)	20	(100)%
Total other (expense) income, net	(173)	59	(232)	(393)%
Net loss	$(3,429)	$(4,389)	$960	(22)%

(1)  Not meaningful

Revenue

Revenue decreased $0.4 million, or 9%, for the three months ended March 31, 2024, compared to the same period of 2023. This decrease was comprised of a $0.4 million decrease in EksoHealth revenue offset by a $0.1 million increase in EksoWorks.

The decrease in EksoHealth revenue was primarily driven by a decrease in the volume of EksoNR, partially offset by a higher volume of Indego device sales. The increase in EksoWorks revenue was primarily driven by an increase in the volume of EVO sales.

Gross Profit and Gross Margin

Gross profit remained flat for the three months ended March 31, 2024 compared to the same period of 2023, driven by a decrease in sales in the EksoHealth segment offset by cost savings on supply chain and service.

Gross margin increased to 52% for the three months ended March 31, 2024, compared to a gross margin of 49% for the same period of 2023. The overall increase in gross margin was primarily due to lower EksoHealth device and service costs.

Operating Expenses

Sales and marketing expenses decreased $0.3 million, or 13%, for the three months ended March 31, 2024, compared to the same period of 2023. The decrease was primarily due to lower headcount.

General and administrative expenses decreased $1.0 million, or 30%, for the three months ended March 31, 2024, compared to the same period of 2023, primarily due to a decrease in legal activity, lower headcount, and the absence of costs associated with the acquisition and integration of HMC in the comparable quarter.

Total Other (Expense) Income, Net

Interest expense, net decreased 49% for the three months ended March 31, 2024 compared to the same period of 2023. This decrease is primarily related to higher interest income from cash deposits.

Loss on modification of warrants of $0.1 million for the three months ended March 31, 2024 was due to the reduction of the exercise price of the May 2019 Warrants from $3.52 per share to $1.55 per share, in connection with the January 2024 Offering. The was no comparable amount for the three months ended March 31, 2023.

Gain on revaluation of warrant liabilities was $0.3 million for the three months ended March 31, 2024 as compared with a de minimis loss on revaluation of warrant liabilities for the three months ended March 31, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, time to maturity, and the risk-free interest rate.

Unrealized loss on foreign exchange for the three months ended March 31, 2024 was $0.3 million compared to unrealized gain on foreign exchange of $0.2 million for the same period of 2023. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of March 31, 2024, of our $8.8 million of cash, $8.1 million was held domestically while $0.7 million was held by our foreign subsidiaries. On January 16, 2024, we sold an aggregate of 3.0 million shares of common stock in a registered direct offering at a price of $1.55 per share, which generated net proceeds of approximately $3.9 million after deducting placement agent fees and our estimated offering expenses. Cash consisted of bank deposits with third-party financial institutions.

On March 31, 2024, we had working capital of $13.2 million, compared to working capital of $12.1 million as of December 31, 2023. The increase in working capital was primarily due to a decrease in accrued liabilities. Our cash as of March 31, 2024, consisted of bank deposits with third party financial institutions.

We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

In October 2020, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2028 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that we may sell under the Registration Statement. In June 2023, we entered into an amendment to the ATM Agreement that removed the requirement that shares of our common stock may not be sold for a price lower than $6.75 per share. During the three months ended March 31, 2024, we sold 29,883 shares of common stock under the ATM Agreement at an average price of $1.45, for aggregate proceeds of $38,853, net of commission and issuance costs. As of March 31, 2024, we had $4.2 million available for future offerings under the prospectus filed with respect to the ATM Agreement.

As described in Note 9 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report under the caption Notes Payable, net, borrowings under our secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance, which is due in full August 2026. As of March 31, 2024, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2024 was approximately $6.8 million.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(3,466)	$(4,214)
Net cash used in investing activities	(8)	(42)
Net cash provided by financing activities	3,657	—
Effect of exchange rate changes on cash	(22)	8
Net increase (decrease) in cash	161	(4,248)
Cash and restricted cash at beginning of period	8,638	20,525
Cash and restricted cash at end of period	$8,799	$16,277

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $0.7 million for the three months ended March 31, 2024, compared to the same period of 2023 primarily due to the absence of payments related to the HMC Acquisition and integration of HMC.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was related to leasehold improvements for our headquarters and manufacturing facility in San Rafael, California and manufacturing equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $3.7 million for the three months ended March 31, 2024 was primarily related to proceeds from the January 2024 Offering. The net proceeds of the January 2024 Offering were approximately $3.9 million after deducting placement agent fees and estimated offering expenses paid by the Company.

Material Cash Requirements and Going Concern

Our material cash requirements include the following items, some of which are represented in the table of Contractual Obligations and Commitments: (1) employee wages, benefits and incentives, (2) the procurement of raw materials and components to support the manufacturing and sale of our products, (3) expenditures for the ongoing improvement and development of existing and new technologies, (4) debt repayments (for additional information see Note 9 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q), and (5) operating lease payments (for additional information see Note 10 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q).

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2024, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than
	Total	One Year	1-3 Years	3-5 Years
Term loan	$2,411	$176	$2,235	$—
Promissory note	4,375	1,250	2,500	625
Facility operating leases	1,106	438	668	—
Purchase obligations	2,387	2,387	—	—
Total	$10,279	$4,251	$5,403	$625

Refer to Note 14. Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding our contractual obligations and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2024, compared to the disclosures in Part II, Item 7A of our Annual Report.

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

The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, please refer to Note 14. Commitments and Contingencies in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 other than as set forth below:

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

If CMS delays or cancels reimbursement decisions, or materially changes the reimbursement level it has set, our ability to sell into this market may be diminished. In addition, the policies affecting the implementation of individual reimbursement decisions are made by regional DME MACs. Certain policies are not yet known to us and may affect the number of individual purchases that are approved to receive reimbursement in the future. We cannot be certain that coverage for our current and our planned future products will be provided in the future by additional payors or that existing agreements, policy decisions or reimbursement levels will remain in place, remain adequate, or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from private and governmental payors such as Medicare and Medicaid for our current products or new products that we may develop in the future, demand for such products may decline or may not grow as we expect, which could limit our ability to generate revenue and have a material adverse effect on our financial condition, results of operations and cash flow.

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

The sale of products in our Personal Health business line primarily depends on reimbursements provided by third party payors. We distribute these products to end users through the VA hospitals. Our products are also distributed through DME suppliers, who will then pursue reimbursement from Medicare, Medicaid, or private insurance providers. Our financial condition and results of operations may be affected by coverage and reimbursement policies of these payors, which are also subject to change over time. The reimbursement process is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we or our customers may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the process which would adversely affect our business, financial condition and results of operations.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

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

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: April 29, 2024	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2024	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)