Form 10-Q
period 2024-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2024-07-29
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of registrant’s common stock outstanding as of July 26, 2024 was 18,444,181.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and restricted cash	$5,885	$8,638
Accounts receivable, net of allowances of $28 and $79, respectively	6,520	5,645
Inventories	4,974	5,050
Prepaid expenses and other current assets	1,263	875
Total current assets	18,642	20,208
Property and equipment, net	1,748	2,018
Right-of-use assets	989	977
Intangible assets, net	4,739	4,892
Goodwill	431	431
Other assets	435	392
Total assets	$26,984	$28,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,125	$1,847
Accrued liabilities	1,973	2,664
Deferred revenues, current	1,926	1,993
Note payable, current	1,250	1,250
Lease liabilities, current	430	363
Total current liabilities	7,704	8,117
Deferred revenues	2,016	2,169
Notes payable, net	4,352	4,832
Lease liabilities	659	723
Warrant liabilities	49	366
Other non-current liabilities	145	105
Total liabilities	14,925	16,312
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 18,444 and 14,848 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	19	15
Additional paid-in capital	256,491	251,580
Accumulated other comprehensive income	539	156
Accumulated deficit	(244,990)	(239,145)
Total stockholders’ equity	12,059	12,606
Total liabilities and stockholders’ equity	$26,984	$28,918

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$4,950	$4,703	$8,706	$8,825
Cost of revenue	2,313	2,449	4,118	4,571
Gross profit	2,637	2,254	4,588	4,254

Operating expenses:
Sales and marketing	1,846	2,349	3,664	4,437
Research and development	1,116	1,398	2,252	2,552
General and administrative	2,010	2,791	4,263	5,997
Total operating expenses	4,972	6,538	10,179	12,986

Loss from operations	(2,335)	(4,284)	(5,591)	(8,732)

Other (expense) income, net:
Interest expense, net	(74)	(61)	(131)	(172)
Loss on modification of warrant	—	—	(109)	—
Gain on revaluation of warrant liabilities	84	152	426	126
Unrealized (loss) gain on foreign exchange	(91)	(7)	(440)	210
Other expense, net	—	(30)	—	(51)
Total other (expense) income, net	(81)	54	(254)	113

Net loss	$(2,416)	$(4,230)	$(5,845)	$(8,619)
Other comprehensive income (loss)	92	(10)	383	(204)
Comprehensive loss	$(2,324)	$(4,240)	$(5,462)	$(8,823)

Net loss per share applicable to common shareholders, basic and diluted	$(0.13)	$(0.31)	$(0.33)	$(0.64)

Weighted average number of common shares outstanding, basic and diluted	18,224	13,637	17,822	13,467

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	—	$—	14,848	$15	$251,580	$156	$(239,145)	$12,606
Net loss	—	—	—	—	—	—	(3,429)	(3,429)
Issuance of common stock under:
Equity financing, net	—	—	2,997	3	3,967	—	—	3,970
Matching contribution to 401(k) plan	—	—	163	—	237	—	—	237
Equity incentive plan	—	—	88	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	376	—	—	376
Foreign currency translation adjustments	—	—	—	—	—	291	—	291
Balance as of March 31, 2024	—	$—	18,096	$18	$256,160	$447	$(242,574)	$14,051
Net loss	—	—	—	—	—	—	(2,416)	(2,416)
Issuance of common stock under:
Equity financing, net	—	—	75	—	47	—	—	47
Equity incentive plan	—	—	273	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	284	—	—	284
Foreign currency translation adjustments	—	—	—	—	—	92	—	92
Balance as of June 30, 2024	—	$—	18,444	$19	$256,491	$539	$(244,990)	$12,059

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(5,845)	$(8,619)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	803	842
Changes in provision for credit losses on accounts receivable	39	16
Gain on revaluation of warrant liabilities	(426)	(126)
Stock-based compensation expense	660	938
Loss on modification of warrant	109	—
Common stock contribution to 401(k) plan	113	219
Unrealized loss (gain) on foreign currency transactions	440	(210)
Changes in operating assets and liabilities:
Accounts receivable	(1,029)	(518)
Inventories	(9)	(283)
Prepaid expenses and other assets, current and noncurrent	(387)	(62)
Accounts payable	281	(13)
Accrued, lease and other liabilities, current and noncurrent	(681)	(61)
Deferred revenues	(204)	760
Net cash used in operating activities	(6,136)	(7,117)
Investing activities:
Acquisition of property and equipment	(8)	(97)
Net cash used in investing activities	(8)	(97)
Financing activities:
Principal payments under note payable	(625)	—
Proceeds from issuance of common stock, net	4,017	—
Net cash provided by financing activities	3,392	—
Effect of exchange rate changes on cash	(1)	(4)
Net decrease in cash	(2,753)	(7,218)
Cash and restricted cash at beginning of period	8,638	20,525
Cash and restricted cash at end of period	$5,885	$13,307

Supplemental disclosure of cash flow activities
Cash paid for interest	$96	$98
Cash paid for income taxes	$8	$32
Supplemental disclosure of non-cash activities
Transfer of inventory to (from) property and equipment	$72	$(131)
Initial recognition of operating lease liability and right of use asset	$180	$—
Share issuance RSU	$1	$—
Share issuance for common stock contribution to 401(k) plan	$238	$249

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

Liquidity and Going Concern

As of June 30, 2024, the Company had an accumulated deficit of $244,990.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. During the six months ended June 30, 2024, the Company used $6,136 of cash in its operations. Cash on hand as of June 30, 2024 was $5,885.

As described in Note 9. Notes Payable, net, borrowings under the Company’s secured term loan agreement with Pacific Western Bank have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of June 30, 2024, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2024 was approximately $3,885.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

2.         Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 4, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2023, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending  December 31, 2024 or any future periods.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company has significant cash balances at foreign financial institutions which throughout the year regularly exceed the applicable country cash deposit insurance limits of approximately $100 at each of the Company's two foreign banks. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. The Company's cash balances held in domestic banks are deposited into accounts at various institutions with each balance under the $250 Federal Deposit Insurance Corporation ("FDIC") insurance limit. The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The allowance for potential credit losses on trade receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable as of  June 30, 2024 and December 31, 2023.

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

The Company had two customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable as of  June 30, 2024 (15% and 10%), as compared with no customers as of  December 31, 2023.

During the three months ended June 30, 2024, the Company had two customers with sales of 10% or more of the Company’s total revenue (11% and 10%), as compared with three customers in the three months ended  June 30, 2023 (18%, 14% and 10%).

During the six months ended June 30, 2024, the Company had two customers with sales of 10% or more of the Company’s total revenue (12% and 10%), as compared with two customers in the six months ended  June 30, 2023 (16% and 13%).

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2023-07 to be material on its consolidated financial statements.

Accounting Pronouncements Adopted in 2024

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplified the accounting for convertible instruments. ASU 2020-06 eliminated certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminated certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance became effective for the Company in the first quarter of 2024 and was applied using a full retrospective approach. The adoption did not have a material impact on the Company's consolidated financial statements.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

3.         Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the six months ended June 30, 2024 and 2023, is reflected in the table below net of tax:

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$156	$563
Net unrealized gain (loss) on foreign currency translation	383	(204)
Balance at end of period	$539	$359

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2024
Liabilities
Warrant liabilities	$49	$—	$—	$49
December 31, 2023
Liabilities
Warrant liabilities	$366	$—	$—	$366

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2024, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of December 31, 2023	$366
Loss on modification of warrant	109
Gain on revaluation of warrants	(426)
Balance as of June 30, 2024	$49

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.         Inventories

Inventories as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$3,983	$4,298
Work in progress	217	290
Finished goods	774	462
Inventories	$4,974	$5,050

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

Deferred revenue consisted of the following:

	June 30, 2024	December 31, 2023
Deferred extended maintenance and support	$3,786	3,993
Deferred device and advances	156	169
Total deferred revenues	3,942	4,162
Less current portion	(1,926)	(1,993)
Deferred revenues, non-current	$2,016	$2,169

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

Deferred revenue activity consisted of the following for the six months ended June 30, 2024:

Beginning balance	$4,162
Deferral of revenue	1,166
Recognition of deferred revenue	(1,386)
Ending balance	$3,942

The Company expects to recognize approximately $1,162 of the deferred revenue during the remainder of 2024, $1,351 in 2025, and $1,429 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $2,872, expected to be recognized between 2024 and 2026, primarily related to its customer orders received but not fulfilled and contracts for subscription units with its customers.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2024:

	EksoHealth	EksoWorks	Total
Device revenue	$3,656	$159	$3,815
Service and support	836	—	836
Subscriptions	146	—	146
Parts and other	146	7	153
	$4,784	$166	$4,950

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$3,603	$7	$3,610
Service and support	722	—	722
Subscriptions	261	4	265
Parts and other	102	4	106
	$4,688	$15	$4,703

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2024:

	EksoHealth	EksoWorks	Total
Device revenue	$6,241	$327	$6,568
Service and support	1,601	—	1,601
Subscriptions	290	—	290
Parts and other	211	36	247
	$8,343	$363	$8,706

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$6,651	$118	$6,769
Service and support	1,366	—	1,366
Subscriptions	536	11	547
Parts and other	131	12	143
	$8,684	$141	$8,825

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

7.         Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Salaries, benefits and related expenses	$1,459	$2,058
Device warranty	417	461
Other	97	145
Total	$1,973	$2,664

Warranty

The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Balance at beginning of the period	$526	$566
Additions for estimated future expense	195	316
Incurred costs	(160)	(321)
Balance at end of the period	$561	$561

Balance as of June 30, 2024
Current portion	$417
Long-term portion	144
Total	$561

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

The Company determined no impairment existed for goodwill for the three and six months ended June 30, 2024 and 2023.

Intangible Assets

The following table summarizes the components of gross assets, accumulated amortization, and net carrying values for definite and indefinite lived intangible asset balances as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(453)	$1,857
Trade name	2,310	N/A	2,310
Intellectual property	460	—	460
Customer relationships	140	(28)	112
Total intangible assets	$5,220	$(481)	$4,739

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(310)	$2,000
Trade name	2,310	N/A	2,310
Intellectual property	460	—	460
Customer relationships	140	(18)	122
Total intangible assets	$5,220	$(328)	$4,892

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Definite lived intangible assets are amortized over their estimated lives using the straight line method, which is estimated as eight years for developed technology, 12 years for intellectual property, eight years for customer relationships and one year for below market lease. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded. The Company determined no impairment existed for intangible assets for the three and six months ended June 30, 2024 and 2023.

The estimated future amortization expenses related to definite lived intangible assets as of June 30, 2024 were as follows:

Fiscal Year	Amount
2024 - remainder	$153
2025	345
2026	345
2027	345
2028	345
2029 and thereafter	896
Total	$2,429

Amortization expense related to the acquired definite lived intangible assets was $77 and $82 for the three months ended June 30, 2024 and 2023, respectively, and $153 and $163 for the six months ended June 30, 2024 and 2023, respectively, and was included as a component of operating expenses and cost of revenue in the condensed consolidated statement of operations and comprehensive loss.

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

The PWB Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the lender or subject to control agreements in favor of the lender in an amount equal to at least the outstanding balance of the PWB Term Loan, which was $2,000 as of June 30, 2024. It also contains a primary depository covenant, which restricts the Company from having more than $1,000 held in subsidiary accounts outside of the United States. As of June 30, 2024 the Company was compliant with all covenants.

The interest rate of the PWB Term Loan is subject to increase in the event of late payment and after occurrence of and during the continuation of an event of default. The Company may elect to prepay the PWB Term Loan at any time, in whole or in part, without penalty or premium.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 8.74% and 8.87% for the three months ended June 30, 2024 and 2023, respectively, and 8.74% and 8.70% for the six months ended June 30, 2024 and 2023, respectively. The debt issuance costs and debt discounts are amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the PWB Term Loan totaled $44 for each of the three months ended June 30, 2024 and 2023, and $87 for each of the six months ended June 30, 2024 and 2023.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table presents scheduled principal payments of the Company’s PWB Term Loan as of June 30, 2024:

Period	Amount
2024-2025	$—
2026	2,000
Total principal payments	2,000
Less debt discount and issuance cost	(5)
Note payable, net	$1,995

Current portion	$—
Long-term portion	1,995
Note payable, net	$1,995

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

The Company recorded the Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's PWB Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.05% and 7.50% for the three months ended June 30, 2024 and 2023, respectively, and 7.30% and 7.50% for the six months ended June 30, 2024 and 2023, respectively. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $70 and $79 for the three months ended June 30, 2024 and 2023, respectively, and $145 and $159 for the six months ended June 30, 2024 and 2023, respectively.

The following table presents scheduled principal payments of the Company's Promissory Note as of June 30, 2024:

Period	Amount
2024 - remainder	$625
2025	1,250
2026	1,250
2027	938
Total principal payments	4,063
Less debt discount	(456)
Note payable, net	$3,607

Current portion	1,250
Long-term portion	2,357
Note payable, net	$3,607

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

10.         Lease Obligations

The Company's operating lease agreement for its headquarters and manufacturing facility in San Rafael, California (the "San Rafael Lease") commenced in  July 2022 and expires in October 2026, and it provides the Company with the option to renew for an additional three-year period at the prevailing market rate at the time of extension.

The San Rafael Lease constitutes an operating lease under ASC 842 and the Company estimates the lease term as July 2022 through October 2026. The option to extend for a three-year period lacks significant economic incentives and disincentives, which would make exercise reasonably certain. Fixed lease payments for identified lease components over the identified term were discounted at the Company's estimated incremental borrowing rate as of the date of contract execution and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the condensed consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as common area maintenance costs, are excluded from the lease liability calculation and expensed as incurred. The Company records a straight-line monthly rent expense for the San Rafael Lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

The Company's operating lease agreement for its office in Hamburg, Germany (the "Hamburg Lease") commenced in  May 2022 and expires in June 2025 and provides the Company with an option to renew for one five-year period.

The Hamburg Lease constitutes a lease under ASC 842, and the Company estimates the lease term as May 2022 through June 2025. The option to extend for a five-year period lacks significant economic incentives and disincentives which would make exercise reasonably certain. Fixed lease payments for identified lease components over the identified term were discounted at the Company's estimated incremental borrowing rate and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the condensed consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as common area maintenance costs, are excluded from the lease liability calculation and expensed as incurred. The Company records a straight-line monthly rent expense for this lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

The Company entered into an operating lease agreement for its shared service and manufacturing facility in Brecksville, Ohio (the "Ohio Lease"), commencing in June 2024 and expiring in July 2027, with the option to renew for an additional three-year period at the prevailing market rate at the time of extension. In July 2024, the Company relocated from its Macedonia, Ohio facility to the new Brecksville, Ohio facility. Refer to Note 14. Commitments and Contingencies – Material Contracts, in the notes to our condensed consolidated financial statements for additional information regarding our Macedonia, Ohio facility.

The Company has determined that the Ohio Lease constitutes an operating lease under ASC 842 and estimates the lease term as July 2024 through July 2027. The option to extend for a three-year period lacks significant economic incentives and disincentives, which would make exercise reasonably certain. Fixed lease payments for identified lease components over the identified term were discounted at the Company's estimated incremental borrowing rate as of the date of contract execution and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the condensed consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as operating costs, are excluded from the lease liability calculation and expensed as incurred. The Company records a straight-line monthly rent expense for the Ohio Lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s future lease payments as of June 30, 2024, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2024 - remainder	$248
2025	483
2026	432
2027	41
Total lease payments	1,204
Less: imputed interest	(115)
Present value of lease liabilities	$1,089

Weighted-average remaining lease term (in years)	2.38
Weighted-average discount rate	8.3%

Lease expense under the Company’s operating leases was $135 and $138 for the three months ended  June 30, 2024 and 2023, respectively, and $271 for each of the six months ended June 30, 2024 and 2023, respectively.

11.         Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at  June 30, 2024 and  December 31, 2023 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of June 30, 2024 and December 31, 2023, there were 18,444 and 14,848, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

January 2024 Offering

On  January 10, 2024, the Company entered into a securities purchase agreement with certain institutional investors to sell an aggregate of 2,968 shares of the Company’s common stock in a registered direct offering (the “January 2024 Offering”) at an offering price of $1.55 per share. The net proceeds of the January 2024 Offering were approximately $3,932 after deducting placement agent fees and offering expenses paid by the Company. The Company used the net proceeds from the January 2024 Offering for general corporate purposes, which included research and development activities, selling, general and administrative costs, strategic initiatives and to meet working capital needs.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $5,000 under the registration statement and prospectus supplement filed with the SEC related to such offering. In June 2023, the Company entered into an amendment to the ATM Agreement that removed the requirement that shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the three months ended June 30, 2024, the Company sold 75 shares of common stock under the ATM Agreement at an average price of $1.42 per share, for aggregate proceeds of $46, net of commission and issuance costs. During the six months ended June 30, 2024, the Company sold 105 shares of common stock under the ATM Agreement at an average price of $1.43 per share, for aggregate proceeds of $85, net of commission and issuance costs. The Company did not sell any shares under the ATM Agreement during the three and six months ended June 30, 2023. As of June 30, 2024, the Company had $4,134 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Warrants

Warrants outstanding as of June 30, 2024 and  December 31, 2023 were as follows:

Source	Exercise Price	Remaining term (Years)	December 31, 2023	Issued	Expired	Exercised	June 30, 2024
2021 Warrants	$12.81	1.6	273	—	—	—	273
June 2020 Investor Warrants	$5.18	1.4	127	—	—	—	127
June 2020 Placement Agent Warrants	$5.64	0.9	39	—	—	—	39
December 2019 Warrants	$8.10	1.0	556	—	—	—	556
December 2019 Placement Agent Warrants	$8.44	0.5	52	—	—	—	52
May 2019 Warrants	$1.55	—	193	—	(193)	—	—
			1,240	—	(193)	—	1,047

No warrants were exercised during the three and six months ended June 30, 2024 and 2023.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	June 30, 2024	December 31, 2023
Current share price	$1.06	$2.50
Conversion price	$12.81	$12.81
Risk-free interest rate	4.86%	4.20%
Expected term (years)	1.61	2.11
Volatility of stock	97.1%	76.5%

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	June 30, 2024	December 31, 2023
Current share price	$1.06	$2.50
Conversion price	$5.18	$5.18
Risk-free interest rate	4.92%	4.26%
Expected term (years)	1.44	1.94
Volatility of stock	97.6%	78.2%

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	June 30, 2024	December 31, 2023
Current share price	$1.06	$2.50
Conversion price	$5.64	$5.64
Risk-free interest rate	5.12%	4.54%
Expected term (years)	0.94	1.44
Volatility of stock	112.6%	83.0%

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	June 30, 2024	December 31, 2023
Current share price	$1.06	$2.50
Conversion price	$8.10	$8.10
Risk-free interest rate	5.11%	4.53%
Expected term (years)	0.97	1.47
Volatility of stock	112.4%	82.3%

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

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	June 30, 2024	December 31, 2023
Current share price	$1.06	$2.50
Conversion price	$8.44	$8.44
Risk-free interest rate	5.35%	4.82%
Expected term (years)	0.47	0.97
Volatility of stock	99.4%	85.2%

Management has assessed that the likelihood of a Change of Control (as defined in the December 2019 Placement Agent Warrants), occurring during the term of the December 2019 Placement Agent Warrants is low, and that if such an event were to occur, the difference between the cashless exercise value and the warrants fair value is nominal.

May 2019 Warrants

In May 2019, pursuant to an underwriting agreement (the "May 2019 Offering"), the Company issued the warrants (the "May 2019 Warrants") to purchase 444 shares of common stock. The May 2019 Warrants had a five-year term from the date of issuance and expired in May 2024.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the May 2019 Warrants was measured at fair value at each reporting and exercise date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. Because of the price protection feature contained in the May 2019 Warrants, the Company used a combination of the Black-Scholes Model and the Lattice Model to estimate the fair value of the warrants at each reporting period. The following assumptions were used in the Black-Scholes Model in combination with the Lattice Model to measure the fair value of the May 2019 Warrants:

	June 30, 2024	December 31, 2023
Share price	N/A	$1.88	(1)
Conversion price	N/A	$3.52
Risk-free interest rate	N/A	5.3%
Expected term (years)	—	0.4
Volatility of stock	N/A	77.5%

(1) As of December 31, 2023, management determined that a financing event was likely in the first quarter of 2024, and reduced the share price used in the model by 25% in order to reflect the total amount that would be realized accordingly.

12.         Stock-based Compensation

Shares available for grant

The Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan") expired on  January 31, 2024. Following such expiration and prior to the 2024 Annual Meeting of Stockholders (the "Annual Meeting"), no grants were made under the 2014 Plan. On June 6, 2024, the Company held its Annual Meeting and amended and restated the 2014 Plan (the "Restated 2014 Plan") to extend the term of the 2014 Plan to until April 15, 2034, and to increase the total number of shares of common stock authorized for issuance by 1,000 shares relative to the amount available for issuance at the time the 2014 Plan expired. As of June 30, 2024, the total number of shares authorized for grant under the Restated 2014 Plan was 4,724, of which 1,066 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2024, and activity during the six months then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2023	252	$36.17
Options cancelled	(60)	49.74
Balance as of June 30, 2024	192	$31.95	3.91	$—
Vested and expected to vest as of June 30, 2024	192	$31.95	3.91	$—
Exercisable as of June 30, 2024	192	$31.96	3.91	$—

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

There were no stock options awarded during the three and six months ended June 30, 2024 and 2023, and no unrecognized compensation cost related to unvested stock options as of June 30, 2024.

Restricted Stock Units

The Company issues time-based restricted stock units (“RSUs”) and performance-based restricted stock units ("PSUs") to employees and non-employees. Each RSU and PSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. PSUs vest upon achievement of performance targets based on the Company's annual operating plan. The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the six months ended June 30, 2024 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2023	1,305	$1.67
Granted	313	1.12
Vested	(494)	1.80
Forfeited	(42)	1.81
Unvested as of June 30, 2024	1,082	$1.44

As of June 30, 2024, $999 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.14 years.

Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of the services provided. Stock-based compensation expense related to options, RSUs and PSUs was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$6	$76	$58	$140
Research and development	81	131	171	213
General and administrative	198	307	431	585
	$285	$514	$660	$938

401(k) Plan Share Match

During the six months ended June 30, 2024 and 2023, the Company issued 163 and 161 shares of common stock with a fair value of $238 and $249, respectively, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the year ended December 31, 2023 and 2022.

The expense for the 401(k) Plan share matching was $113 and $219 for the six months ended June 30, 2024 and 2023, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

13.         Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2024, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $2,137 as of June 30, 2024, which are expected to be paid within one year, and $2,783 as of December 31, 2023. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,204 payable over 37 months related to the San Rafael Lease, the Ohio Lease, and the Hamburg Lease as disclosed in Note 10. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

15.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(2,416)	$(4,230)	$(5,845)	$(8,619)

Denominator:
Weighted-average number of shares, basic and diluted	18,224	13,637	17,822	13,467

Net loss per common share, basic and diluted	$(0.13)	$(0.31)	$(0.33)	$(0.64)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Options to purchase common stock	192	261	192	261
Restricted stock units	1,082	1,555	1,082	1,555
Warrants for common stock	1,047	1,240	1,047	1,240
Total common stock equivalents	2,321	3,056	2,321	3,056

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended June 30, 2024
Revenue	$4,784	$166	$4,950
Cost of revenue	2,196	117	2,313
Gross profit	$2,588	$49	$2,637

Three months ended June 30, 2023
Revenue	$4,688	$15	$4,703
Cost of revenue	2,421	28	2,449
Gross profit	$2,267	$(13)	$2,254

	EksoHealth	EksoWorks	Total
Six months ended June 30, 2024
Revenue	$8,343	$363	$8,706
Cost of revenue	3,852	266	4,118
Gross profit	$4,491	$97	$4,588

Six months ended June 30, 2023
Revenue	$8,684	$141	$8,825
Cost of revenue	4,372	199	4,571
Gross profit	$4,312	$(58)	$4,254

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Individual countries with revenue greater than 10% of total revenue for the three and six months ended June 30, 2024 and 2023 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas
United States	$2,589	$3,684	$4,886	$6,642
Canada	330	6	352	8
Mexico	—	—	9	3
Other	—	—	—	—
Americas revenue	2,919	3,691	5,247	6,653

EMEA
France	522	—	868	1
Germany	418	52	543	296
Romania	181	475	181	475
Poland	57	284	96	511
Other	338	51	659	335
EMEA revenue	1,516	862	2,347	1,618

APAC
Hong Kong	108	118	122	297
Indonesia	301	—	636	—
Other	106	32	354	257
APAC revenue	515	150	1,112	554

Total Revenue	$4,950	$4,703	$8,706	$8,825

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

The Company's total settlement amount was $325 and to be paid in cash over fourteen months, with an initial payment of $145 paid in the first 40 days and $15 per month for the remaining twelve months. The total settlement amount was fully paid in April 2024. The Company had a liability of $0 and $60 related to this settlement on its condensed consolidated balance sheet under the caption Accrued Liabilities as of June 30, 2024 and December 31, 2023, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this "Quarterly Report"), the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening of our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) statements regarding the financial and operational impacts on our business following the completion of the integration of our acquisition from Parker Hannifin Corporation of certain assets related to Parker Hannifin Corporation's human motion control business, and software applications, support services and cloud environments related to such business in December 2022 (the "HMC Acquisition"), (v) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (vi) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vii) our beliefs regarding potential clinical and other health benefits of our medical devices, (viii) the actions we will take in seeking reimbursement from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, (ix) the timing and amounts of potential CMS reimbursement, (x) our ability to obtain CE certificates registered by Ekso Bionics, Inc. for our Ekso Indego Therapy and Ekso Indego Personal devices, (xi) the impact and effects of global health events and other risk factors on our business, results of operations or prospects, and (xii) the assumptions underlying or relating to any statement described in points (i) through (xi) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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

•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to achieve broad customer adoption of our products and services;
•	existing or increased competition;
•	our estimates regarding our current or future addressable market;
•	our ability to sell additional units, and, once sold, recognize the expected margins and revenue, using the reimbursement code for our Ekso Indego Personal device with CMS;
•	our ability to obtain reimbursement from CMS in a timely manner and at the expected reimbursement levels;
•	our ability to obtain insurance coverage beyond CMS;
•	our ability to obtain additional indications of use for our devices;
•	our ability to obtain CE certificates registered by Ekso Bionics, Inc. for our Ekso Indego Therapy and Ekso Indego Personal devices;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	changes to our domestic or international sales and operations;
•	our ability to obtain or maintain patent protection for our intellectual property;
•	the scope, validity and enforceability of our and third-party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our ability to receive regulatory clearance from certain government authorities, including any conditions, limitations or restrictions placed on such approvals;
•	our customers’ ability to get third-party reimbursement for our products and services associated with them and our ability to manage the complex and lengthy reimbursement process;
•	the potential for our products to be subject to voluntary or involuntary recall;
•	our product liability insurance may not adequately cover potential claims;
•	warrant claims and our accelerated maintenance program results in additional operating costs to us;
•	our failure to implement our business plan or strategies, including our expectations of CMS as a potential source of revenue;
•	our ability to successfully consummate acquisitions on acceptable terms and to integrate any such acquisitions;
•	our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;
•	our ability to retain or attract key employees;

•	scope, scale and duration of the impact of outbreaks of global health events, such as COVID-19;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting;
•	the impacts of foreign currency price fluctuations; and
•	overall economic and market conditions.

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

Our Personal Health business line is focused on marketing and sales of our Ekso Indego Personal product to individual users. These individual users are currently served by the Veterans Administration, which provides our products to qualified veterans for individual use, individuals who are covered under worker’s compensation insurance, and private individuals who pay out of pocket.  In April 2024, CMS approved a final payment level of $91,031.93 for Medicare reimbursement of the Ekso Indego Personal, which took effect of April 1, 2024. We intend to seek insurance coverage beyond CMS and to seek additional indications of use for our products. We believe that our Personal Health business line has the potential for a higher growth rate than our Enterprise Health business line.

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management must also make uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. During the three months ended June 30, 2024, management made no changes to its estimates regarding the likelihood of future events.

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

Future Warranty Costs

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in EMEA, and one to three years in the APAC region. A liability for the estimated cost of product warranty is established at the time revenue is recognized based on the historical experience of known product failure rates and expected material and labor costs to provide warranty services. Specific additional warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, a portion of the liability may be reversed in future periods. At the end of each reporting period, we estimate our future warranty costs related to products sold during the period. This liability represents our best estimate of the costs we will incur to fulfill warranty obligations for products sold during the period. At least annually, we review and update our estimates based on actual warranty claims experience.

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

Results of Operations

The following table presents our results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	Change	% Change

Revenue	$4,950	$4,703	$247	5%
Cost of revenue	2,313	2,449	(136)	(6)%
Gross profit	2,637	2,254	383	17%
Gross profit %	53%	48%

Operating expenses:
Sales and marketing	1,846	2,349	(503)	(21)%
Research and development	1,116	1,398	(282)	(20)%
General and administrative	2,010	2,791	(781)	(28)%
Total operating expenses	4,972	6,538	(1,566)	(24)%
Loss from operations	(2,335)	(4,284)	1,949	(45)%
Other (expense) income, net:
Interest expense, net	(74)	(61)	(13)	21%
Gain on revaluation of warrant liabilities	84	152	(68)	(45)%
Unrealized loss on foreign exchange	(91)	(7)	(84)	1200%
Other income (loss), net	—	(30)	30	(100)%
Total other (expense) income, net	(81)	54	(135)	(250)%
Net loss	$(2,416)	$(4,230)	$1,814	(43)%

Revenue

Revenue increased $0.2 million, or 5%, for the three months ended June 30, 2024, compared to the same period of 2023. This increase was comprised of a $0.1 million increase in EksoHealth revenue and a $0.1 million increase in EksoWorks revenue.

The increase in EksoHealth revenue was driven by an increase in the average selling price for the EksoNR on an aggregate basis across all regions, driven by an increase in the volume of EksoNR service revenue, partially offset by a lower volume of EksoNR subscriptions revenue. The increase in EksoWorks revenue was primarily driven by an increase in the volume of EVO sales.

Gross Profit and Gross Margin

Gross profit increased $0.4 million for the three months ended June 30, 2024 compared to the same period of 2023, driven by an increase in sales in the EksoHealth and EksoWorks segments, cost savings on supply chain and a reduction in service costs.

Gross margin increased to 53% for the three months ended June 30, 2024, compared to a gross margin of 48% for the same period of 2023. The overall increase in gross margin was primarily due to an increase in the average selling price for the EksoNR on an aggregate basis across all regions and lower EksoHealth device and service costs.

Operating Expenses

Sales and marketing expenses decreased $0.5 million, or 21%, for the three months ended June 30, 2024, compared to the same period of 2023. The decrease was primarily due to lower headcount and consultant costs.

Research and development expenses decreased $0.3 million, or 20%, for the three months ended June 30, 2024, compared to the same period of 2023, primarily due to a decrease in the Company's use of third-party product development consultants and lower discretionary payroll costs.

General and administrative expenses decreased $0.8 million, or 28%, for the three months ended June 30, 2024, compared to the same period of 2023, primarily due to lower discretionary payroll, consultant and legal costs.

Total Other (Expense) Income, Net

Interest expense, net increased 21% for the three months ended June 30, 2024 compared to the same period of 2023. This increase is primarily related to lower interest income from cash deposits.

Gain on revaluation of warrant liabilities was $0.1 million for the three months ended June 30, 2024 as compared to a gain on revaluation of warrant liabilities of $0.2 million for the three months ended June 30, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, time to maturity and the risk-free interest rate.

Unrealized loss on foreign exchange for the three months ended June 30, 2024 was $0.1 million compared to a de minimis unrealized loss on foreign exchange for the same period of 2023. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Six Months Ended June 30,
	2024	2023	Change	% Change

Revenue	$8,706	$8,825	$(119)	(1)%
Cost of revenue	4,118	4,571	(453)	(10)%
Gross profit	4,588	4,254	334	8%
Gross profit %	53%	48%

Operating expenses:
Sales and marketing	3,664	4,437	(773)	(17)%
Research and development	2,252	2,552	(300)	(12)%
General and administrative	4,263	5,997	(1,734)	(29)%
Total operating expenses	10,179	12,986	(2,807)	(22)%
Loss from operations	(5,591)	(8,732)	3,141	(36)%
Other (expense) income, net:
Interest expense, net	(131)	(172)	41	(24)%
Loss on modification of warrant	(109)	—	(109)	*
Gain on revaluation of warrant liabilities	426	126	300	238%
Unrealized (loss) gain on foreign exchange	(440)	210	(650)	(310)%
Other (expense) income, net	—	(51)	51	*
Total other (expense) income, net	(254)	113	(367)	(325)%
Net loss	$(5,845)	$(8,619)	$2,774	(32)%

(*)  Not meaningful

Revenue

Revenue decreased $0.1 million, or 1%, for the six months ended June 30, 2024, compared to the same period of 2023. This decrease was comprised of a $0.3 million decrease in EksoHealth revenue offset by a $0.2 million increase in EksoWorks.

The decrease in EksoHealth revenue was primarily due to a decrease in the volume of EksoNR device sales and partially offset by an increase in the volume of Indego device sales, an increase in the volume of EksoNR and Indego service revenue, and partially due to lower volume of EksoNR subscriptions revenue. The increase in EksoWorks revenue was primarily driven by an increase in the volume of EVO sales.

Gross Profit and Gross Margin

Gross profit increased $0.3 million for the six months ended June 30, 2024 compared to the same period of 2023, driven by an increase in sales in the EksoHealth and EksoWorks segments, cost savings on supply chain and a reduction in service costs.

Gross margin increased to 53% for the six months ended June 30, 2024, compared to a gross margin of 48% for the same period of 2023. The overall increase in gross margin was primarily due to an increase in the average selling price for the EksoNR on an aggregate basis across all regions and lower EksoHealth device and service costs.

Operating Expenses

Sales and marketing expenses decreased $0.8 million, or 17%, for the six months ended June 30, 2024, compared to the same period of 2023. The decrease was primarily due to lower headcount and consultant costs.

Research and development expenses decreased $0.3 million, or 12%, for the six months ended June 30, 2024, compared to the same period of 2023, primarily due to a decrease in the Company's use of third-party product development consultants and lower discretionary payroll costs.

General and administrative expenses decreased $1.7 million, or 29%, for the six months ended June 30, 2024, compared to the same period of 2023, primarily due to the absence of costs associated with the acquisition and integration of HMC in the comparable quarter and lower discretionary payroll, consultant and legal costs.

Total Other (Expense) Income, Net

Interest expense, net decreased 24% for the six months ended June 30, 2024 compared to the same period of 2023. This decrease is primarily related to higher interest income from cash deposits.

Loss on modification of warrants of $0.1 million for the six months ended June 30, 2024 was due to the reduction of the exercise price of the May 2019 Warrants from $3.52 per share to $1.55 per share, in connection with the January 2024 Offering. There was no comparable amount for the six months ended June 30, 2023.

Gain on revaluation of warrant liabilities was $0.4 million for the six months ended June 30, 2024 as compared to a gain on revaluation of warrant liabilities of $0.1 million for the six months ended June 30, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, time to maturity, and the risk-free interest rate.

Unrealized loss on foreign exchange for the six months ended June 30, 2024 was $0.4 million compared to unrealized gain on foreign exchange of $0.2 million for the same period of 2023. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of June 30, 2024, of our $5.9 million of cash, $5.2 million was held domestically while $0.7 million was held by our foreign subsidiaries.  Cash consisted of bank deposits with third-party financial institutions. As described in Note 9 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report under the caption Notes Payable, net, borrowings under our secured term loan agreement with Pacific Western Bank have a requirement of minimum cash on hand equivalent to the current outstanding principal balance, which is due in full August 2026. As of June 30, 2024, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2024 was approximately $3.9 million.

On June 30, 2024, we had working capital of $11.0 million, compared to working capital of $12.1 million as of December 31, 2023. The decrease in working capital was primarily due to a lower cash balance from cash used in operations.

We have financed our operations primarily through the issuance and sale of equity securities for cash consideration and through bank debt.

In July 2024, we filed with the SEC a registration statement on Form S-1 relating to our potential offering of shares of common stock and pre-funded warrants to purchase shares of common stock. To the extent an offering under such registration statement is consummated, we expect to use the net proceeds from such offering for general corporate purposes, which may include growth and expansion of our EksoHealth segment as we work to increase our revenue following the establishment of CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, and pursuing strategic initiatives, which initiatives may include potential synergistic and accretive acquisitions, as well as meeting our other working capital needs. Such offering, if consummated at all, will depend on a variety of factors, including, among other things, the SEC declaring the registration statement effective, market conditions and the trading price of our common stock, and such offering would be dilutive to our existing stockholders. See “Part II – Item 1A. Risk Factors—You may be diluted from future issuances of our equity securities, including in future financings or strategic transactions, from compensatory equity awards and exercises of outstanding warrants, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock."

On January 16, 2024, we sold an aggregate of 3.0 million shares of common stock in a registered direct offering (the "January 2024 Offering") at a price of $1.55 per share, which generated net proceeds of approximately $3.9 million after deducting placement agent fees and our estimated offering expenses.

In October 2020, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that we may sell under the Registration Statement. In June 2023, we entered into an amendment to the ATM Agreement that removed the requirement that shares of our common stock may not be sold for a price lower than $6.75 per share. During the three months ended June 30, 2024, we sold 75,166 shares of common stock under the ATM Agreement at an average price of $1.42, for aggregate proceeds of $46,190, net of commission and issuance costs. During the six months ended June 30, 2024, we sold 105,049 shares of common stock under the ATM Agreement at an average price of $1.43, for aggregate proceeds of $85,073, net of commission and issuance costs. As of June 30, 2024, we had $4.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(6,136)	$(7,117)
Net cash used in investing activities	(8)	(97)
Net cash provided by financing activities	3,392	—
Effect of exchange rate changes on cash	(1)	(4)
Net decrease in cash	(2,753)	(7,218)
Cash and restricted cash at beginning of period	8,638	20,525
Cash and restricted cash at end of period	$5,885	$13,307

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $1 million, or 14%, for the six months ended June 30, 2024, compared to the same period of 2023 primarily due to the absence of payments related to the acquisition and integration of HMC and cost savings on supply chain, reduction in service costs and efficiencies in operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $0.1 million, or 91%, for the six months ended June 30, 2024, compared to the same period of 2023, primarily due to the reduction in manufacturing equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $3.4 million for the six months ended June 30, 2024 was related to net proceeds of $3.9 million from the January 2024 Offering after deducting placement agent fees and offering expenses, proceeds of $0.1 million from shares of common stock sold under the ATM Agreement, partially offset by $0.6 million of principal payments towards the Promissory Note.

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

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations with the product development activities assumed in the HMC Acquisition, service of our Promissory Note with Parker Hannifin, and with the significant research and development activities related to the development of the Company's advanced technology and commercialization of such technology into its medical device business. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our condensed consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements twelve months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans.

The Company does not expect, nor do our historical operating results suggest, that cash flows generated from operations will be sufficient to meet our material cash requirements in the long term. Management expects that the Company's historical reliance on external financing, from both equity and debt financings, will continue to provide the capital necessary to meet its material cash requirements in the long term. Management has not yet determined the form such additional financing may take, but management expects that the most likely forms include one or more of the following: (i) underwritten offerings of shares of our common stock or other offerings of equity and/or equity-linked securities, including the potential offering contemplated by our recently filed registration statement on Form S-1, (ii) sales of shares of our common stock under an "at the market" offering program, (iii) incurring indebtedness with one or more financial institutions, and (iv) the factoring of trade receivables.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2024, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than
	Total	One Year	1-3 Years	3-5 Years
Term loan	$2,370	$171	$2,199	$—
Promissory note	4,063	1,250	2,500	313
Facility operating leases	1,204	502	696	6
Purchase obligations	2,137	2,137	—	—
Total	$9,774	$4,060	$5,395	$319

Refer to Note 14. Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding our contractual obligations and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2024, compared to the disclosures in Part II, Item 7A of our Annual Report.

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

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report other than as set forth below:

The markets in which our products are sold are highly competitive and continue to develop, and important assumptions about the potential market for our current and future products may be inaccurate.

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

Our business strategy is based, in part, on our estimates of the number of individuals with physical limitations and disability and considers the occurrence of strokes, ABIs, SCIs and multiple sclerosis in our target markets, and the percentage of those groups that would be able to use our current and future products. Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the incurrence of ABIs, SCIs and strokes in our target markets. In addition, there are no third-party reports or studies regarding what percentage of those with limited mobility and/or SCIs would be able to use exoskeletons, in general, or our current or planned future products, in particular. Our assumptions may be inaccurate and may change. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect, and the price of our common stock may suffer.

Furthermore, the markets for medical and industrial robotic exoskeletons are continuing to develop. We cannot be certain that the markets for robotic exoskeletons will continue to develop as we expect, or that robotic exoskeletons for medical or industrial use will achieve widespread market acceptance. Additionally, the development of new or improved products, processes or technologies by other companies may render our products or proposed products less competitive or obsolete. The use of robotic devices is not universally accepted in the rehabilitation community and may never be. Current or future clinical trials and studies may not provide sufficient data that the rehabilitation community interprets to support the use of exoskeletons in rehabilitation. Any of these outcomes could materially and adversely affect our business, financial condition and operating results and prospects.

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

If CMS delays or cancels reimbursement decisions, or materially changes the reimbursement level it has set, our ability to sell into this market may be diminished. In addition, the policies affecting the implementation of individual reimbursement decisions are made by regional DME MACs. Certain policies are not yet known to us and may affect the number of individual purchases that are approved to receive reimbursement in the future. In addition, we may not be able to obtain insurance coverage beyond CMS. We cannot be certain that coverage for our current and our planned future products will be provided in the future by additional payors or that existing agreements, policy decisions or reimbursement levels will remain in place, remain adequate, or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from private and governmental payors such as Medicare and Medicaid for our current products or new products that we may develop in the future, demand for such products may decline or may not grow as we expect, which could limit our ability to generate revenue and have a material adverse effect on our financial condition, results of operations and cash flow.

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

In the EU, we are required to comply with the EU MDR and obtain CE Certificates of Conformity in order to affix the CE Mark and market medical devices. As of June 30, 2024, none of our products had yet been approved under the EU MDR. We are currently in the process of obtaining CE Certificates of Conformity in order to affix the CE Mark to the products we acquired in the HMC Acquisition, including Ekso Indego Therapy and Ekso Indego Personal. Until we complete this process, we will not be able to import these products in the EU. While our application for the CE mark for these products is under regulatory review, we have not received confirmation of a specific date by which this review will be completed.   In addition, changes in regulatory policy for the approval or CE marking of a medical device during the period of product development and regulatory agency review or notified body review of each submitted new application may cause delays or rejections. In March 2023, the European Commission extended the original compliance dates for the EU MDR. As a result, the MDR transitional period deadline for our products was set to December 31, 2028. Failure to comply with the EU MDR requirements by the MDR transitional period deadline would prevent us from generating revenue from sales of our products in the EU, which could adversely affect our business, results of operations and financial condition.

You may be diluted from future issuances of our equity securities, including in future financings or strategic transactions, from compensatory equity awards and exercises of outstanding warrants, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions may cause dilution to our existing stockholders. For example, we may sell equity securities or issue securities exercisable or convertible into shares of our common stock in connection with strategic transactions or for financing purposes, including under the ATM Agreement, in connection with the potential offering contemplated by our recently filed registration statement on Form S-1 relating to the offering and sale of common stock and pre-funded warrants to purchase common stock, or otherwise through registered or unregistered offerings. As of June 30, 2024, we had $4.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement. Furthermore, a substantial majority of the outstanding shares of our common stock are, and all of the shares sold in this offering will be, freely tradable without restriction or further registration under the Securities Act, unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. We may also make equity grants under one or more employee equity incentive plan or our employee stock purchase plan or issue common stock as matching contributions to our employees under our 401(k) Plan. You may also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Restated 2014 Plan, and from the exercise of our warrants, including the exercise of any pre-funded warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

We may not achieve profitability in the near term or at all, and historically we have not been profitable. Management has historically financed the Company’s operations through external financings, from both equity and debt financings, like issuances under our ATM Agreement and the January 2024 Offering, for example. To the extent our cash on hand and the proceeds, if any, from this offering do not provide sufficient capital for us to achieve profitability, or we are unable to maintain profitability once initially achieved, we expect we will need to raise additional capital through future financings. To the extent we decide to conduct a financing in the future, the form of such financing may include one or more of the following: (i) underwritten offerings of shares of our common stock, (ii) sales of shares of our common stock under an "at the market" offering program, (iii) incurring indebtedness with one or more financial institutions, (iv) sale of product line or technology, and (v) the factoring of trade receivables. Additional funding may not be available to us on acceptable terms, or at all, such as the offering contemplated by our registration statement on Form S-1 relating to the offering and sale of common stock and pre-funded warrants to purchase common stock, or we may be required to seek other more costly or time-consuming methods. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024)

10.2	Form of Restricted Stock Unit Award under Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: July 29, 2024	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2024	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)