Form 10-Q
period 2024-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2024-10-28
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of registrant’s common stock outstanding as of October 25, 2024 was 21,998,369.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and restricted cash	$8,292	$8,638
Accounts receivable, net of allowances of $29 and $79, respectively	6,964	5,645
Inventories	5,031	5,050
Prepaid expenses and other current assets	779	875
Total current assets	21,066	20,208
Property and equipment, net	1,628	2,018
Right-of-use assets	891	977
Intangible assets, net	4,662	4,892
Goodwill	431	431
Other assets	531	392
Total assets	$29,209	$28,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,808	$1,847
Accrued liabilities	1,975	2,664
Deferred revenues, current	2,039	1,993
Notes payable, current	1,250	1,250
Lease liabilities, current	434	363
Total current liabilities	7,506	8,117
Deferred revenues	1,971	2,169
Notes payable, net	4,106	4,832
Lease liabilities	556	723
Warrant liabilities	35	366
Other non-current liabilities	165	105
Total liabilities	14,339	16,312
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 21,998 and 14,848 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	22	15
Additional paid-in capital	261,898	251,580
Accumulated other comprehensive income	12	156
Accumulated deficit	(247,062)	(239,145)
Total stockholders’ equity	14,870	12,606
Total liabilities and stockholders’ equity	$29,209	$28,918

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$4,129	$4,607	$12,835	$13,432
Cost of revenue	1,920	2,151	6,038	6,722
Gross profit	2,209	2,456	6,797	6,710

Operating expenses:
Sales and marketing	1,760	2,052	5,424	6,489
Research and development	777	1,159	3,029	3,712
General and administrative	2,311	2,176	6,574	8,172
Total operating expenses	4,848	5,387	15,027	18,373

Loss from operations	(2,639)	(2,931)	(8,230)	(11,663)

Other income (expense), net:
Interest expense, net	(79)	(64)	(210)	(236)
Loss on modification of warrant	—	—	(109)	—
Gain on revaluation of warrant liabilities	14	60	440	186
Unrealized gain (loss) on foreign exchange	634	(433)	194	(223)
Other (expense) income, net	(2)	3	(2)	(48)
Total other income (expense), net	567	(434)	313	(321)

Net loss	$(2,072)	$(3,365)	$(7,917)	$(11,984)
Other comprehensive income (loss)	(527)	374	(144)	170
Comprehensive loss	$(2,599)	$(2,991)	$(8,061)	$(11,814)

Net loss per share applicable to common shareholders, basic and diluted	$(0.10)	$(0.24)	$(0.42)	$(0.88)

Weighted average number of common shares outstanding, basic and diluted	20,310	14,073	18,657	13,672

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	—	$—	14,848	$15	$251,580	$156	$(239,145)	$12,606
Net loss	—	—	—	—	—	—	(3,429)	(3,429)
Issuance of common stock under:
Equity financing, net	—	—	2,997	3	3,967	—	—	3,970
Matching contribution to 401(k) plan	—	—	163	—	237	—	—	237
Equity incentive plan	—	—	88	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	376	—	—	376
Foreign currency translation adjustments	—	—	—	—	—	291	—	291
Balance as of March 31, 2024	—	$—	18,096	$18	$256,160	$447	$(242,574)	$14,051
Net loss	—	—	—	—	—	—	(2,416)	(2,416)
Issuance of common stock under:
Equity financing, net	—	—	75	—	47	—	—	47
Equity incentive plan	—	—	273	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	284	—	—	284
Foreign currency translation adjustments	—	—	—	—	—	92	—	92
Balance as of June 30, 2024	—	$—	18,444	$19	$256,491	$539	$(244,990)	$12,059
Net loss	—	—	—	—	—	—	(2,072)	(2,072)
Issuance of common stock and warrants under:
Equity financing, net	—	—	3,100	3	5,001			5,004
Exercise of warrants	—	—	335	—	—			—
Issuance of common stock under:
Equity incentive plan	—	—	119	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	406	—	—	406
Foreign currency translation adjustments	—	—	—	—	—	(527)	—	(527)
Balance as of September 30, 2024	—	$—	21,998	$22	$261,898	$12	$(247,062)	$14,870

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(7,917)	$(11,984)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,210	1,266
Changes in provision for credit losses on accounts receivable	73	25
Gain on revaluation of warrant liabilities	(440)	(186)
Stock-based compensation expense	1,066	1,379
Loss on modification of warrant	109	—
Common stock contribution to 401(k) plan	177	304
Unrealized loss (gain) on foreign currency transactions	(194)	223
Changes in operating assets and liabilities:
Accounts receivable	(1,427)	(1,348)
Inventories	(80)	(162)
Prepaid expenses and other assets, current and noncurrent	63	(370)
Accounts payable	(41)	(647)
Accrued, lease and other liabilities, current and noncurrent	(852)	(522)
Deferred revenues	(160)	1,552
Net cash used in operating activities	(8,413)	(10,470)
Investing activities:
Acquisition of property and equipment	(16)	(114)
Net cash used in investing activities	(16)	(114)
Financing activities:
Principal payments under notes payable	(938)	—
Proceeds from issuance of common stock, net	9,021	—
Net cash provided by financing activities	8,083	—
Effect of exchange rate changes on cash	—	(4)
Net decrease in cash	(346)	(10,588)
Cash and restricted cash at beginning of period	8,638	20,525
Cash and restricted cash at end of period	$8,292	$9,937

Supplemental disclosure of cash flow activities
Cash paid for interest	$142	$145
Cash paid for income taxes	$9	$33
Supplemental disclosure of non-cash activities
Transfer of inventory to (from) property and equipment	$105	$(146)
Initial recognition of operating lease liability and right of use asset	$180	$—
Share issuance RSU	$1	$—
Modification of operating lease right-of-use asset and lease liability	$—	$(10)
Share issuance for common stock contribution to 401(k) plan	$237	$249

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

Liquidity and Going Concern

As of September 30, 2024, the Company had an accumulated deficit of $247,062.  Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2024, the Company used $8,413 of cash in its operations. Cash on hand as of September 30, 2024 was $8,292.

As described in Note 9. Notes Payable, net, borrowings under the Company’s secured term loan agreement with Banc of California have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. As of September 30, 2024, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2024 was approximately $6,292.

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

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending  December 31, 2024 or any future periods.

The condensed consolidated financial statements include the financial statements of Ekso Bionics Holdings, Inc. and its subsidiaries. All significant transactions and balances between Ekso Bionics Holdings, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, intangible and tangible assets acquired and liabilities assumed in business combinations, revenue recognition, deferred revenue, the valuation of warrants and employee equity awards, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. Actual results could differ from those estimates.

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

The Company's cash balances held in domestic banks are deposited into accounts at various institutions with each balance under the $250 Federal Deposit Insurance Corporation ("FDIC") insurance limit. The Company has significant cash balances at foreign financial institutions which regularly exceed the applicable country cash deposit insurance limits of approximately $100 at each of the Company's two foreign banks. Any foreign exchange loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable. Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. The allowance for potential credit losses on trade receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts, historical experience, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable as of  September 30, 2024 and December 31, 2023.

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

The Company hadtwo customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable as of  September 30, 2024 (14% and 13%), as compared with no customers as of  December 31, 2023.

During the three months ended September 30, 2024, the Company had one customer with sales of 10% or more of the Company’s total revenue (26%), as compared with three customers in the three months ended  September 30, 2023 (18%, 11% and 11%).

During the nine months ended September 30, 2024, the Company had one customer with sales of 10% or more of the Company’s total revenue (15%), as compared with two customers in the nine months ended  September 30, 2023 (17% and 10%).

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact on our disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2023-07 to be material on its consolidated financial statements.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

3.         Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) presented on the condensed consolidated balance sheets for the nine months ended September 30, 2024 and 2023, is reflected in the table below net of tax:

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$156	$563
Net unrealized gain (loss) on foreign currency translation	(144)	170
Balance at end of period	$12	$733

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2024
Liabilities
Warrant liabilities	$35	$—	$—	$35
December 31, 2023
Liabilities
Warrant liabilities	$366	$—	$—	$366

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2024, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of December 31, 2023	$366
Loss on modification of warrant	109
Gain on revaluation of warrants	(440)
Balance as of September 30, 2024	$35

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.         Inventories

Inventories as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$3,917	$4,298
Work in progress	301	290
Finished goods	813	462
Inventories	$5,031	$5,050

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

Deferred revenue consisted of the following:

	September 30, 2024	December 31, 2023
Deferred extended maintenance and support	$3,850	3,993
Deferred device and advances	160	169
Total deferred revenues	4,010	4,162
Less current portion	(2,039)	(1,993)
Deferred revenues, non-current	$1,971	$2,169

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

Deferred revenue activity consisted of the following for the nine months ended September 30, 2024:

Beginning balance	$4,162
Deferral of revenue	2,168
Recognition of deferred revenue	(2,320)
Ending balance	$4,010

The Company expects to recognize approximately $703 of the deferred revenue during the remainder of 2024, $1,559 in 2025, and $1,748 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $3,417, related to its customer orders received but not fulfilled and other ancillary products and services of $2,885, expected to be recognized during 2024 and 2025, and contracts for subscription units of $532, expected to be recognized during 2024, 2025 and 2026.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2024:

	EksoHealth	EksoWorks	Total
Device revenue	$3,096	$24	$3,120
Service and support	691	—	691
Subscriptions	123	—	123
Parts and other	177	18	195
	$4,087	$42	$4,129

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$3,390	$190	$3,580
Service and support	726	—	726
Subscriptions	245	—	245
Parts and other	27	29	56
	$4,388	$219	$4,607

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2024:

	EksoHealth	EksoWorks	Total
Device revenue	$9,337	$351	$9,688
Service and support	2,292	—	2,292
Subscriptions	413	—	413
Parts and other	388	54	442
	$12,430	$405	$12,835

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2023:

	EksoHealth	EksoWorks	Total
Device revenue	$10,041	$308	$10,349
Service and support	2,092	—	2,092
Subscriptions	781	—	781
Parts and other	158	52	210
	$13,072	$360	$13,432

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

7.         Accrued Liabilities

Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Salaries, benefits and related expenses	$1,414	$2,058
Device warranty	443	461
Other	118	145
Total	$1,975	$2,664

Warranty

The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Balance at beginning of the period	$561	$566
Additions for estimated future expense	210	526
Incurred costs	(163)	(484)
Balance at end of the period	$608	$608

Balance as of September 30, 2024
Current portion	$443
Long-term portion	165
Total	$608

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

The Company determined no impairment existed for goodwill for the three and nine months ended September 30, 2024 and 2023.

Intangible Assets

The following table summarizes the components of gross intangible assets, accumulated amortization, and net carrying values for definite and indefinite lived intangible asset balances as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(526)	$1,784
Trade name	2,310	N/A	2,310
Intellectual property(1)	460	—	460
Customer relationships	140	(32)	108
Total intangible assets	$5,220	$(558)	$4,662

(1)  Intellectual property not yet placed in service as of September 30, 2024.

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(310)	$2,000
Trade name	2,310	N/A	2,310
Intellectual property(1)	460	—	460
Customer relationships	140	(18)	122
Total intangible assets	$5,220	$(328)	$4,892

(1)  Intellectual property not yet placed in service as of December 31, 2023.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Definite lived intangible assets are amortized over their estimated lives using the straight-line method, which is estimated as eight years for developed technology, 12 years for intellectual property and eight years for customer relationships. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded. The Company determined no impairment existed for intangible assets for the three and nine months ended September 30, 2024 and 2023.

The estimated future amortization expenses related to definite lived intangible assets as of September 30, 2024 were as follows:

Fiscal Year	Amount
2024 - remainder	$82
2025	345
2026	345
2027	345
2028	345
2029 and thereafter	890
Total	$2,352

Amortization expense related to the acquired definite lived intangible assets was $77 and $82 for the three months ended September 30, 2024 and 2023, respectively, and $230 and $245 for the nine months ended September 30, 2024 and 2023, respectively, and was included as a component of operating expenses and cost of revenue in the condensed consolidated statement of operations and comprehensive loss.

9.         Notes Payable, net

BoC Term Loan

In August 2020, the Company entered into a loan agreement (the "BoC Loan Agreement") with Pacific Western Bank, which merged with the Banc of California (the "Lender") in 2024. The Company received a loan in the principal amount of $2,000 (the "BoC Term Loan") that bore interest on the outstanding daily balance at a rate equal to the greater of: (a) 0.50% above the variable rate of interest announced by the Lender as its “prime rate” then in effect; or (b) 4.50%. The BoC Loan Agreement created a first priority security interest with respect to substantially all assets of the Company, including proceeds of intellectual property, but expressly excluding intellectual property itself.

The Company was required to pay accrued interest on the current loan on the 13th day of each month through and including August 13, 2023, at which time the unpaid principal and accrued and unpaid interest was due and payable in full. On August 17, 2023, the Company entered into an amendment to the BoC Loan Agreement, extending the maturity date to August 13, 2026 with interest only payments until such date, having daily borrowings bearing interest at a variable annual rate equal to the greater of the Lender's "prime rate" then in effect and 4.50%, and caused the Company to maintain all of its depository, operating, and investment accounts with the Lender. The Company determined this amendment constituted a loan modification under ASC 470, and used the updated imputed interest rate to recalculate debt discounts, debt issuance costs and final payment to be amortized over the new term.

The BoC Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the Lender or subject to control agreements in favor of the Lender in an amount equal to at least the outstanding balance of the BoC Term Loan, which was $2,000 as of September 30, 2024. It also contains a primary depository covenant, which restricts the Company from having more than $1,000 held in subsidiary bank accounts outside of the United States. As of September 30, 2024, the Company was compliant with all covenants.

The interest rate of the BoC Term Loan is subject to increase in the event of late payment and after occurrence of and during the continuation of an event of default. The Company may elect to prepay the BoC Term Loan at any time, in whole or in part, without penalty or premium.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 8.67% and 9.00% for the three months ended September 30, 2024 and 2023, respectively, and 8.71% and 8.80% for the nine months ended September 30, 2024 and 2023, respectively. The debt issuance costs and debt discounts are amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the BoC Term Loan totaled $44 and $45 for the three months ended September 30, 2024 and 2023, respectively, and $130 and $132 for the nine months ended September 30, 2024 and 2023, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table presents scheduled principal payments of the Company’s BoC Term Loan as of September 30, 2024:

Period	Amount
2024-2025	$—
2026	2,000
Total principal payments	2,000
Less debt discount and issuance cost	(4)
Notes payable, net	$1,996

Current portion	$—
Long-term portion	1,996
Notes payable, net	$1,996

Parker Hannifin Promissory Note

In connection with the HMC Acquisition, on December 5, 2022, the Company delivered a $5,000 unsecured, subordinated promissory note (the "Promissory Note") to Parker. The Promissory Note, subordinate to the BoC Term Loan, bears no interest with principal payable in sixteen equal installments due on the last day of each quarter, which commenced on December 31, 2023 and matures on September 30, 2027.

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

The Company recorded the Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's BoC Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.00% and 7.31% for the three months ended September 30, 2024 and 2023, respectively, and 7.52% and 7.31% for the nine months ended September 30, 2024 and 2023, respectively. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $66 and $81 for the three months ended September 30, 2024 and 2023, respectively, and $210 and $239 for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents scheduled principal payments of the Company's Promissory Note as of September 30, 2024:

Period	Amount
2024 - remainder	$312
2025	1,250
2026	1,250
2027	938
Total principal payments	3,750
Less debt discount	(390)
Notes payable, net	$3,360

Current portion	1,250
Long-term portion	2,110
Notes payable, net	$3,360

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

The Company's operating lease agreement for its office in Hamburg, Germany (the "Hamburg Lease") commenced in  May 2022 and expires in June 2025, and it provides the Company with an option to renew for one five-year period.

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

The Company's operating lease agreement for its shared service and manufacturing facility in Brecksville, Ohio (the "Ohio Lease") commenced in June 2024 and expires in July 2027, and it provides the Company with the option to renew for an additional three-year period at the prevailing market rate at the time of extension. In July 2024, the Company relocated from its Macedonia, Ohio facility to the new Brecksville, Ohio facility.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company’s future lease payments as of September 30, 2024, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2024 - remainder	$127
2025	484
2026	431
2027	41
Total lease payments	1,083
Less: imputed interest	(93)
Present value of lease liabilities	$990

Weighted-average remaining lease term (in years)	2.15
Weighted-average discount rate	8.3%

Lease expense under the Company’s operating leases was $161 and $146 for the three months ended  September 30, 2024 and 2023, respectively, and $432 and $417 for the nine months ended September 30, 2024 and 2023, respectively.

11.         Capitalization and Equity Structure

Summary

The Company’s authorized capital stock at  September 30, 2024 and  December 31, 2023 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of September 30, 2024 and December 31, 2023, there were 21,998 and 14,848, respectively, shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

September 2024 Offering

On August 29, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC as underwriter (the "Underwriter") pursuant to which the Company issued and sold, in a firm commitment underwritten public offering (the "September 2024 Offering"), 3,100 shares of common stock, a Pre-Funded Warrant to purchase 2,900 shares of common stock (the "Pre-Funded Warrant"), Series A Warrants to purchase an aggregate of 6,000 shares of common stock (the "Series A Warrants"), and Series B Warrants to purchase an aggregate of 6,000 shares of common stock (the "Series B Warrants"). The September 2024 Offering closed on September 3, 2024. The Company received net proceeds of approximately $5,004 in the September 2024 Offering, after deducting the underwriting discount and commissions and offering expenses paid by the Company. The Company will use the net proceeds from the September 2024 Offering for general corporate purposes, which  may include growth and expansion of the EksoHealth segment as the Company works to increase its revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, and pursuing strategic initiatives, which initiatives may include potential synergistic and accretive acquisitions, as well as meeting the Company's other working capital needs.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. The Company may offer and sell shares having an aggregate offering price of up to $5,000 under the registration statement and prospectus supplement filed with the SEC related to such offering. In June 2023, the Company entered into an amendment to the ATM Agreement that removed the requirement that shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the three months ended September 30, 2024, the Company did not sell any shares under the ATM Agreement. During the nine months ended September 30, 2024, the Company sold 105 shares of common stock under the ATM Agreement at an average price of $1.43 per share, for aggregate proceeds of $85, net of commission and issuance costs. The Company did not sell any shares under the ATM Agreement during the three and nine months ended September 30, 2023. As of September 30, 2024, the Company had $4,134 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Warrants

Warrants outstanding as of September 30, 2024 and  December 31, 2023 were as follows:

Source	Exercise Price	Remaining term (Years)	December 31, 2023	Issued	Expired	Exercised	September 30, 2024
September 2024 Pre-Funded Warrant	$0.001	*	—	2,900	—	(335)	2,565
September 2024 Series A Warrants	$1.00	4.9	—	6,000	—	—	6,000
September 2024 Series B Warrants	$1.00	0.9	—	6,000	—	—	6,000
2021 Warrants	$12.81	1.4	273	—	—	—	273
June 2020 Investor Warrants	$5.18	1.2	127	—	—	—	127
June 2020 Placement Agent Warrants	$5.64	0.7	39	—	—	—	39
December 2019 Warrants	$8.10	0.7	556	—	—	—	556
December 2019 Placement Agent Warrants	$8.44	0.2	52	—	—	—	52
May 2019 Warrants	$1.55	—	193	—	(193)	—	—
			1,240	14,900	(193)	(335)	15,612

(*)  The September 2024 Pre-Funded Warrant exercise term does not expire.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

September 2024 Warrants

In September 2024, the Company issued the Pre-Funded Warrant to purchase 2,900 shares of common stock, with an exercise price of $0.001 per share, for $2,897 in aggregate cash proceeds, which represents the September 2024 Offering price for the Company's common stock of $1.00, less the per share exercise price. The Pre-Funded Warrant was exercisable immediately and does not expire.

In September 2024, the Company issued the Series A Warrants, which are exercisable for an aggregate of up to 6,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Series A Warrants were exercisable immediately and expire on September 4, 2029.

In September 2024, the Company issued the Series B Warrants, which are exercisable for an aggregate of up to 6,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Series B Warrants were exercisable immediately and expire on September 3, 2025.

The Pre-Funded Warrant, the Series A Warrants, and the Series B Warrants (collectively, the “September 2024 Warrants”) may be exercised, at the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the applicable September 2024 Warrant. However, a holder will not be entitled to exercise any portion of the September 2024 Warrants if the holder’s ownership of the Company’s common stock would exceed 4.99% (the “Beneficial Ownership Limitation”). The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

In the event the Company enters into a Fundamental Transaction, as defined in the applicable September 2024 Warrant, the Pre-Funded Warrant shall be automatically cashless exercised, and the holders of the Series A Warrants and Series B Warrants will be entitled to receive, upon exercise of these warrants, the kind of amounts of securities, cash, or other property that the holders would have received had they exercised these warrants immediately prior to such Fundamental Transaction without regard to the Beneficial Ownership Limitation contained in such September 2024 Warrant. In addition, upon a Fundamental Transaction, subject to certain limitations and exceptions, the holder of the Series A Warrant may put the warrant back to the Company for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Series A Warrant, however, if such Fundamental Transaction is not considered within control of the Company, and not approved by the Company's Board of Directors, then the holder of the Series A Warrant would not be able to put the Series A Warrant back to the Company for cash.

The September 2024 Warrants are classified as a component of stockholders’ equity within additional paid-in capital and were recorded at the September 2024 Public Offering issuance date. The September 2024 Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock, and (vi) meet the equity classification criteria. In addition, such September 2024 Warrants do not provide any guarantee of value or return.

2021 Warrants

In February 2021, the Company issued warrants (the "2021 Warrants"), exercisable for up to 273 shares of the Company’s common stock at an exercise price of $12.81 per share. The 2021 Warrants were exercisable immediately and expire on February 11, 2026. The 2021 Warrants may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the 2021 Warrant. However, a holder will not be entitled to exercise any portion of the 2021 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	September 30, 2024	December 31, 2023
Current share price	$1.16	$2.50
Conversion price	$12.81	$12.81
Risk-free interest rate	3.86%	4.20%
Expected term (years)	1.36	2.11
Volatility of stock	105.8%	76.5%

June 2020 Investor Warrants

In June 2020, the Company issued warrants (the "June 2020 Investor Warrants"), exercisable for up to 874 shares of the Company’s common stock at an exercise price of $5.18 per share. The June 2020 Investor Warrants were immediately exercisable and expire on December 10, 2025. The June 2020 Investor Warrants  may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the 2021 Warrant. However, a holder will not be entitled to exercise any portion of the 2021 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	September 30, 2024	December 31, 2023
Current share price	$1.16	$2.50
Conversion price	$5.18	$5.18
Risk-free interest rate	3.92%	4.26%
Expected term (years)	1.19	1.94
Volatility of stock	109.4%	78.2%

June 2020 Placement Agent Warrants

In June 2020, the Company issued warrants (the "June 2020 Placement Agent Warrants"), exercisable for up to 122 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants have substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they have an exercise price per share equal to $5.64, subject to adjustment in certain circumstances, and expire on June 7, 2025.

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	September 30, 2024	December 31, 2023
Current share price	$1.16	$2.50
Conversion price	$5.64	$5.64
Risk-free interest rate	4.23%	4.54%
Expected term (years)	0.69	1.44
Volatility of stock	93.3%	83.0%

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering"), the Company issued warrants (the "December 2019 Warrants") to purchase 556 shares of common stock. The December 2019 Warrants are currently exercisable, have an exercise price of $8.10 per share, and expire on June 21, 2025. The December 2019 Warrants  may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the 2021 Warrant. However, a holder will not be entitled to exercise any portion of the 2021 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	September 30, 2024	December 31, 2023
Current share price	$1.16	$2.50
Conversion price	$8.10	$8.10
Risk-free interest rate	4.21%	4.53%
Expected term (years)	0.72	1.47
Volatility of stock	98.6%	82.3%

December 2019 Placement Agent Warrants

In December 2019, in connection with the December 2019 Offering, the Company issued warrants to purchase 52 shares of the Company’s common stock to the placement agent for such offering (the "December 2019 Placement Agent Warrants"). The December 2019 Placement Agent Warrants have substantially the same form as the December 2019 Warrants, except that they have an exercise price per share equal to $8.44, subject to adjustment in certain circumstances, and expire on December 18, 2025.

The warrant liability related to the December 2019 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	September 30, 2024	December 31, 2023
Current share price	$1.16	$2.50
Conversion price	$8.44	$8.44
Risk-free interest rate	4.79%	4.82%
Expected term (years)	0.22	0.97
Volatility of stock	103.0%	85.2%

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

	September 30, 2024	December 31, 2023
Share price	N/A	$1.88	(1)
Conversion price	N/A	$3.52
Risk-free interest rate	N/A	5.3%
Expected term (years)	—	0.4
Volatility of stock	N/A	77.5%

(1) As of December 31, 2023, management determined that a financing event was likely in the first quarter of 2024, and reduced the share price used in the model by 25% in order to reflect the total amount that would be realized accordingly.

12.         Stock-based Compensation

Shares available for grant

The Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan") expired on  January 31, 2024. Following such expiration and prior to the 2024 Annual Meeting of Stockholders (the "Annual Meeting"), no grants were made under the 2014 Plan. On June 6, 2024, the Company held its Annual Meeting and amended and restated the 2014 Plan (the "Restated 2014 Plan") to extend the term of the 2014 Plan until April 15, 2034, and to increase the total number of shares of common stock authorized for issuance by 1,000 shares relative to the amount available for issuance at the time the 2014 Plan expired. As of September 30, 2024, the total number of shares authorized for grant under the Restated 2014 Plan was 4,724, of which 980 were available for future grants.

Stock Options

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2024, and activity during the nine months then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2023	252	$36.17
Options cancelled	(67)	45.30
Balance as of September 30, 2024	185	$32.90	3.80	$—
Vested and expected to vest as of September 30, 2024	185	$32.90	3.79	$—
Exercisable as of September 30, 2024	185	$32.91	3.80	$—

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

There were no stock options awarded during the three and nine months ended September 30, 2024 and 2023, and no unrecognized compensation cost related to unvested stock options as of September 30, 2024.

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

Combined RSU and PSU activity for the nine months ended September 30, 2024 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2023	1,305	$1.67
Granted	413	1.12
Vested	(635)	1.95
Forfeited	(49)	1.76
Unvested as of September 30, 2024	1,034	$1.30

As of September 30, 2024, $722 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 0.97 years.

Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of the services provided. Stock-based compensation expense related to RSUs and PSUs was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$22	$69	$80	$209
Research and development	27	107	198	320
General and administrative	357	265	788	850
	$406	$441	$1,066	$1,379

401(k) Plan Share Match

During the nine months ended September 30, 2024 and 2023, the Company issued 163 and 161 shares of common stock with a fair value of $237 and $249, respectively, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2023 and 2022.

The expense for the 401(k) Plan share matching was $177 and $304 for the nine months ended September 30, 2024 and 2023, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

13.         Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2024, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year.

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

The Company has two license agreements with Vanderbilt University to maintain exclusive rights to patents on the Company's behalf.

Under the Vanderbilt Exoskeleton License Agreement, the Company is required to pay 6% of net sales of licensed patent products and 3% of net sales of licensed software products. The minimum annual royalty for licensed products is $250. The Vanderbilt Exoskeleton License Agreement will continue until April 29, 2038, unless sooner terminated.

Under the Vanderbilt Knee License Agreement, the Company is required to pay 3.75% of net sales for licensed patent products and the minimum annual royalty is $75 due on or before July 31, 2028 and $100 per year thereafter. The Vanderbilt Knee License Agreement will continue until February 15, 2041, unless sooner terminated.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1,511 as of September 30, 2024, which are expected to be paid within one year, and $2,783 as of December 31, 2023. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $1,083 payable over 34 months related to the San Rafael Lease, the Ohio Lease, and the Hamburg Lease as disclosed in Note 10. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

15.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss applicable to common stockholders, basic and diluted	$(2,072)	$(3,365)	$(7,917)	$(11,984)

Denominator:
Weighted-average number of common shares, basic and diluted	20,310	14,073	18,657	13,672

Net loss per common share, basic and diluted	$(0.10)	$(0.24)	$(0.42)	$(0.88)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Options to purchase common stock	185	254	185	254
Restricted stock units	1,034	1,474	1,034	1,474
Warrants for common stock(1)	13,047	1,240	13,047	1,240
Total common stock equivalents	14,266	2,968	14,266	2,968

(1) Represents the number of shares of common stock underlying our outstanding warrants as of such dates except for the 2,900 shares of common stock underlying the Pre-Funded Warrant issued during the three and nine months ended September 30, 2024. Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the warrants.

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

The Company evaluates performance and allocates resources based on segment gross profit. The Company does not consider operating expenses or net assets as segment measures and, accordingly, are not allocated.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Segment reporting information is as follows:

	EksoHealth	EksoWorks	Total
Three months ended September 30, 2024
Revenue	$4,087	$42	$4,129
Cost of revenue	1,834	86	1,920
Gross profit	$2,253	$(44)	$2,209

Three months ended September 30, 2023
Revenue	$4,388	$219	$4,607
Cost of revenue	2,006	145	2,151
Gross profit	$2,382	$74	$2,456

	EksoHealth	EksoWorks	Total
Nine months ended September 30, 2024
Revenue	$12,430	$405	$12,835
Cost of revenue	5,685	353	6,038
Gross profit	$6,745	$52	$6,797

Nine months ended September 30, 2023
Revenue	$13,072	$360	$13,432
Cost of revenue	6,378	344	6,722
Gross profit	$6,694	$16	$6,710

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Individual countries with revenue greater than 10% of total revenue for the three and nine months ended September 30, 2024 and 2023 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas
United States	$1,877	$3,099	$6,763	$9,741
Other	18	138	380	149
Americas revenue	1,895	3,237	7,143	9,890

EMEA
France	1,067	176	1,935	177
Poland	113	496	209	1,007
Other	537	374	1,919	1,480
EMEA revenue	1,717	1,046	4,063	2,664

APAC
Hong Kong	214	178	335	475
Other	303	146	1,294	403
APAC revenue	517	324	1,629	878

Total Revenue	$4,129	$4,607	$12,835	$13,432

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

The Company's total settlement amount was $325 and to be paid in cash over 14 months, with an initial payment of $145 paid in the first 40 days and $15 per month for the remaining 12 months. The total settlement amount was fully paid in April 2024. The Company had a liability of $0 and $60 related to this settlement on its condensed consolidated balance sheet under the caption Accrued Liabilities as of September 30, 2024 and December 31, 2023, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this "Quarterly Report"), the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening of our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) statements regarding the financial and operational impacts on our business following the completion of the integration of our acquisition from Parker Hannifin Corporation of certain assets related to Parker Hannifin Corporation's human motion control business, and software applications, support services and cloud environments related to such business in December 2022 (the "HMC Acquisition"), (v) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in our results of operations, (vi) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vii) our beliefs regarding potential clinical and other health benefits of our medical devices, (viii) the actions we will take in seeking reimbursement from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, (ix) the timing and amounts of CMS reimbursement, (x) our ability to grow and expand our EksoHealth segment as we work to grow revenue in light of Medicare reimbursement from CMS of the Ekso Indego Personal, (xi) our ability to obtain insurance coverage beyond CMS, (xii) our ability to obtain additional indications for products that cover the Ekso Indego Personal, (xiii) our ability to obtain CE certificates registered by Ekso Bionics, Inc. for our Ekso Indego Therapy and Ekso Indego Personal devices, (xiv) the impact and effects of the other risk factors on our business, results of operations or prospects, and (xv) the assumptions underlying or relating to any statement described in points (i) through (xiv) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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

•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to achieve broad customer adoption of our products and services;
•	existing or increased competition;
•	our estimates regarding our current or future addressable market;
•	our ability to sell additional units, and, once sold, recognize the expected margins and revenue, using the reimbursement code for our Ekso Indego Personal device with CMS;
•	our ability to obtain reimbursement from CMS in a timely manner and at the expected reimbursement levels;
•	our ability to obtain insurance coverage beyond CMS;
•	our ability to obtain additional indications of use for our devices;
•	our ability to obtain CE certificates registered by Ekso Bionics, Inc. for our Ekso Indego Therapy and Ekso Indego Personal devices;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	changes to our domestic or international sales and operations;
•	our ability to obtain or maintain patent protection for our intellectual property;
•	the scope, validity and enforceability of our and third-party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our ability to receive regulatory clearance from certain government authorities, including any conditions, limitations or restrictions placed on such approvals;
•	our customers’ ability to get third-party reimbursement for our products and services associated with them and our ability to manage the complex and lengthy reimbursement process;
•	the potential for our products to be subject to voluntary or involuntary recall;
•	our product liability insurance may not adequately cover potential claims;
•	warrant claims and our accelerated maintenance program results in additional operating costs to us;
•	our failure to implement our business plan or strategies, including our expectation that CMS reimbursements will be a significant source of revenue;
•	our ability to successfully consummate acquisitions on acceptable terms and to integrate any such acquisitions;
•	our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;
•	our ability to retain or attract key employees;

•	scope, scale and duration of the impact of outbreaks of global health events;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting;
•	the impacts of foreign currency price fluctuations; and
•	overall economic and market conditions.

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

Overview

Our Business

We design, develop, and market exoskeleton products that augment human strength, endurance, and mobility. Our exoskeleton technology serves multiple end markets and can be utilized both by persons with physical disabilities or impairments and on able-bodies. The majority of our sales are generated in our Enterprise Health business line within our EksoHealth Segment, which includes the sales of products and services related to neurorehabilitation in clinical settings. We also provide products and service from our Personal Health business line to individual users.

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

Our Personal Health business line is focused on marketing and sales of our Ekso Indego Personal product to individual users. These individual users are currently served by the Veterans Administration, which provides our products to qualified veterans for individual use, individuals who are covered under worker’s compensation insurance, and private individuals who pay out of pocket.  In April 2024, CMS approved a final payment level of $91,031.93 for Medicare reimbursement of the Ekso Indego Personal, which took effect on April 1, 2024. We intend to seek insurance coverage beyond CMS and to seek additional indications of use for our products. We believe that our Personal Health business line has the potential for a higher growth rate than our Enterprise Health business line.

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

With the recent approval of CMS lump sum reimbursement for Indego Personal, we believe we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. Specifically, according to the National Spinal Cord Injury Statistical Center, an estimated 305,000 individuals are currently living with SCI and another 18,000 suffer from new SCI injuries each year. Approximately 57% of individuals with SCI are enrolled in Medicare or Medicaid within 5 years post-injury. With Medicare reimbursement recently approved, we have begun selling products to individuals in this market through Durable Medical Equipment suppliers (DMEs). DMEs typically resell products from DME manufacturers to individual users. DMEs are responsible for the Medicare reimbursement process, which requires a physician’s prescription and evidence of medical necessity to be submitted to and approved by Medicare before reimbursement is provided.  See “Part I—Item 1A. Risk Factors,” specifically the risk titled “Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products” in our Annual Report for more information.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our most critical accounting estimates include:

•	the standalone selling prices used to allocate the contract consideration to the individual performance obligations in our device sales arrangements, which impacts revenue recognition;
•	the unobservable inputs and assumptions used by management in estimating the fair value of our warrant liabilities, which impacts net income or loss;
•	the valuation of inventory, which impacts gross profit margins;
•	the estimates made regarding the recoverability of our net deferred tax asset, which impacts our financial condition;
•	the fair value of the tangible and intangible assets acquired and liabilities assumed in our business combination;
•	future warranty costs;
•	accounting for leases; and
•	useful lives assigned to long-lived assets.

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

Accounting Policies

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents our results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	Change	% Change

Revenue	$4,129	$4,607	$(478)	(10)%
Cost of revenue	1,920	2,151	(231)	(11)%
Gross profit	2,209	2,456	(247)	(10)%
Gross profit %	53%	53%

Operating expenses:
Sales and marketing	1,760	2,052	(292)	(14)%
Research and development	777	1,159	(382)	(33)%
General and administrative	2,311	2,176	135	6%
Total operating expenses	4,848	5,387	(539)	(10)%
Loss from operations	(2,639)	(2,931)	292	(10)%
Other income (expense), net:
Interest expense, net	(79)	(64)	(15)	23%
Gain on revaluation of warrant liabilities	14	60	(46)	(77)%
Unrealized gain (loss) on foreign exchange	634	(433)	1,067	(246)%
Other (expense) income, net	(2)	3	(5)	(167)%
Total other income (expense), net	567	(434)	1,001	(231)%
Net loss	$(2,072)	$(3,365)	$1,293	(38)%

Revenue

Revenue decreased $0.5 million, or 10%, for the three months ended September 30, 2024, compared to the same period of 2023. This decrease was comprised of a $0.3 million decrease in EksoHealth revenue and a $0.2 million decrease in EksoWorks revenue.

The decrease in EksoHealth revenue was primarily driven by adecrease in the volume of Enterprise Health device shipments and lower volume of EksoNR subscriptions, partially offset by an increase in the volume of Personal Health device shipments. The decrease in EksoWorks revenue was primarily driven by a decrease in the volume of EVO shipments.

Gross Profit and Gross Margin

Gross profit decreased $0.2 million for the three months ended September 30, 2024, compared to the same period of 2023, driven by adecrease in sales in the EksoHealth and EksoWorks segments, partially offset by cost savings in supply chain and a reduction in service costs.

Gross margin increased to 53.5% for the three months ended September 30, 2024, compared to a gross margin of 53.3% for the same period of 2023, primarily driven by cost savings in supply chain and a reduction in service costs, partially offset by lower margin sales related to increased volume through distribution.

Operating Expenses

Sales and marketing expenses decreased $0.3 million, or 14%, for the three months ended September 30, 2024, compared to the same period of 2023. The decrease was primarily due to lower headcount, discretionary payroll and travel expenses.

Research and development expenses decreased $0.4 million, or 33%, for the three months ended September 30, 2024, compared to the same period of 2023, primarily due to a decrease in the Company's use of product development consultants.

General and administrative expenses increased $0.1 million, or 6%, for the three months ended September 30, 2024, compared to the same period of 2023, primarily due to higher consultant costs.

Total Other Income (Expense), Net

Interest expense, net increased 23% for the three months ended September 30, 2024 compared to the same period of 2023. This increase is primarily related to lower interest income from cash deposits, partially offset by lower interest expense related to the Promissory Note principal payments.

Gain on revaluation of warrant liabilities was de minimis for the three months ended September 30, 2024 as compared to a gain on revaluation of warrant liabilities of $0.1 million for the three months ended September 30, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity and the risk-free interest rate.

Unrealized gain on foreign exchange for the three months ended September 30, 2024 was$0.6 million compared to an unrealized loss on foreign exchange of $0.4 million for the same period of 2023. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Nine Months Ended September 30,
	2024	2023	Change	% Change

Revenue	$12,835	$13,432	$(597)	(4)%
Cost of revenue	6,038	6,722	(684)	(10)%
Gross profit	6,797	6,710	87	1%
Gross profit %	53%	50%

Operating expenses:
Sales and marketing	5,424	6,489	(1,065)	(16)%
Research and development	3,029	3,712	(683)	(18)%
General and administrative	6,574	8,172	(1,598)	(20)%
Total operating expenses	15,027	18,373	(3,346)	(18)%
Loss from operations	(8,230)	(11,663)	3,433	(29)%
Other income (expense), net:
Interest expense, net	(210)	(236)	26	(11)%
Loss on modification of warrant	(109)	—	(109)	*
Gain on revaluation of warrant liabilities	440	186	254	137%
Unrealized gain (loss) on foreign exchange	194	(223)	417	(187)%
Other expense, net	(2)	(48)	46	(96)%
Total other income (expense), net	313	(321)	634	(198)%
Net loss	$(7,917)	$(11,984)	$4,067	(34)%

(*)  Not meaningful

Revenue

Revenue decreased $0.6 million, or 4%, for the nine months ended September 30, 2024, compared to the same period of 2023. This decrease was comprised of a $0.6 million decrease in EksoHealth revenue, offset by a de minimis increase in EksoWorks revenue.

The decrease in EksoHealth revenue was primarily due to a decrease in the volume of Enterprise Health device shipments and lower volume of EksoNR subscriptions, partially offset by an increase in service revenue. The increase in EksoWorks revenue was primarily driven by an increase in the volume of EVO shipments.

Gross Profit and Gross Margin

Gross profit increased $0.1 million for the nine months ended September 30, 2024 compared to the same period of 2023, driven by cost savings in supply chain and a reduction in service costs.

Gross margin increased to 53% for the nine months ended September 30, 2024, compared to a gross margin of 50% for the same period of 2023. The overall increase in gross margin was primarily driven by cost savings in supply chain and a reduction in service costs.

Operating Expenses

Sales and marketing expenses decreased $1.1 million, or 16%, for the nine months ended September 30, 2024, compared to the same period of 2023. The decrease was primarily due to lower headcount, discretionary payroll and consultant costs.

Research and development expenses decreased $0.7 million, or 18%, for the nine months ended September 30, 2024, compared to the same period of 2023, primarily due to a decrease in the Company's use of product development consultants and discretionary payroll costs.

General and administrative expenses decreased $1.6 million, or 20%, for the nine months ended September 30, 2024, compared to the same period of 2023, primarily due to lower discretionary payroll, accounting and legal costs.

Total Other Income (Expense), Net

Interest expense, net decreased 11% for the nine months ended September 30, 2024 compared to the same period of 2023. This decrease is primarily related to lower interest expense from the Promissory Note principal payments.

Loss on modification of warrants of $0.1 million for the nine months ended September 30, 2024 was due to the reduction of the exercise price of the May 2019 Warrants from $3.52 per share to $1.55 per share, in connection with the January 2024 Offering. There was no comparable amount for the nine months ended September 30, 2023.

Gain on revaluation of warrant liabilities was $0.4 million for the nine months ended September 30, 2024 as compared to a gain on revaluation of warrant liabilities of $0.2 million for the nine months ended September 30, 2023, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity and the risk-free interest rate.

Unrealized gain on foreign exchange for the nine months ended September 30, 2024 was $0.2 million compared to unrealized loss on foreign exchange of $0.2 million for the same period of 2023. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of September 30, 2024, $8.3 million of cash was held domestically and by our foreign subsidiaries. Cash consisted of bank deposits with third-party financial institutions. As described in Note 9 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report under the caption Notes Payable, net, borrowings under our secured term loan agreement with Banc of California have a requirement of minimum cash on hand equivalent to the current outstanding principal balance, which is due in full August 2026. As of September 30, 2024, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of September 30, 2024 was approximately $6.3 million.

On September 30, 2024, we had working capital of $13.6 million, compared to working capital of $12.1 million as of December 31, 2023. The increase in working capital was primarily due to a higher accounts receivable balance and a lower accrued liability balance.

We have funded our operations primarily through the issuance and sale of equity securities and bank debt.

On September 3, 2024, we sold 3,100,000 shares of common stock, a Pre-Funded Warrant to purchase 2,900,000 shares of common stock, Series A Warrants to purchase an aggregate of 6,000,000 shares of common stock, and Series B Warrants to purchase an aggregate of 6,000,000 shares of common stock in an underwritten public offering (the "September 2024 Offering"), which generated net proceeds of approximately $5.0 million after deducting the underwriting discount and commissions and offering expenses paid by the Company. We are using the net proceeds from the September 2024 Offering for general corporate purposes, which may include growth and expansion of our EksoHealth segment as we work to increase our revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, and pursuing strategic initiatives, which initiatives may include potential synergistic and accretive acquisitions, as well as meeting our other working capital needs.

On January 16, 2024, we sold an aggregate of 3.0 million shares of common stock in a registered direct offering (the "January 2024 Offering") at a price of $1.55 per share, which generated net proceeds of approximately $3.9 million after deducting placement agent fees and our estimated offering expenses.

In October 2020, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that we may sell under the Registration Statement. In June 2023, we entered into an amendment to the ATM Agreement that removed the requirement that shares of our common stock may not be sold for a price lower than $6.75 per share. During the three months ended September 30, 2024, we did not sell any shares of common stock under the ATM Agreement. During the nine months ended September 30, 2024, we sold 105,049 shares of common stock under the ATM Agreement at an average price of $1.43, for aggregate proceeds of $85,073, net of commission and issuance costs. As of September 30, 2024, we had $4.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement.

Cash

The following table summarizes the sources and uses of cash (in thousands).

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(8,413)	$(10,470)
Net cash used in investing activities	(16)	(114)
Net cash provided by financing activities	8,083	—
Effect of exchange rate changes on cash	—	(4)
Net decrease in cash	(346)	(10,588)
Cash and restricted cash at beginning of period	8,638	20,525
Cash and restricted cash at end of period	$8,292	$9,937

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $2 million, or 20%, for the nine months ended September 30, 2024, compared to the same period of 2023 primarily due to the absence of payments related to the acquisition and integration of HMC and cost savings on supply chain, reduction in service costs and other efficiencies in operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $0.1 million, or 86%, for the nine months ended September 30, 2024, compared to the same period of 2023, primarily due to the reduction in manufacturing equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $8.1 million for the nine months ended September 30, 2024 was related to net proceeds of $5.0 million from the September 2024 Offering after deducting the underwriting discount and commissions and offering expenses paid by us, net proceeds of $3.9 million from the January 2024 Offering after deducting placement agent fees and offering expenses, proceeds of $0.1 million from shares of common stock sold under the ATM Agreement, partially offset by $0.9 million of principal payments towards the Promissory Note.

Material Cash Requirements and Going Concern

Our material cash requirements include the following items, some of which are represented in the table of Contractual Obligations and Commitments: (1) employee wages, benefits and incentives, (2) the procurement of raw materials and components to support the manufacturing and sale of our products, (3) expenditures for the ongoing improvement and development of existing and new technologies, (4) debt repayments (for additional information see Note 9 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q), (5) operating lease payments (for additional information see Note 10 in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q), and (6) pursuing strategic initiatives.

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations with the significant research and development activities related to the development of the Company's advanced technology and commercialization of such technology into its medical device business and with the service of our Promissory Note with Parker Hannifin. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our condensed consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements twelve months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2024, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than
	Total	One Year	1-3 Years	3-5 Years
Term loan	$2,308	$161	$2,147	$—
Promissory note	3,750	1,250	2,500	—
Facility operating leases	1,083	497	586	—
Purchase obligations	1,511	1,511	—	—
Total	$8,652	$3,419	$5,233	$—

Refer to Note 14. Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding our contractual obligations and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2024, compared to the disclosures in Part II, Item 7A of our Annual Report.

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

The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, please refer to Note 14. Commitments and Contingencies and Note 17. Related Party Transactions in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

In the EU, we are required to comply with the EU MDR and obtain CE Certificates of Conformity in order to affix the CE Mark and market medical devices. As of September 30, 202 4, none of our products had yet been approved under the EU MDR. We are currently in the process of obtaining CE Certificates of Conformity in order to affix the CE Mark to the products we acquired in the HMC Acquisition, including Ekso Indego Therapy and Ekso Indego Personal. Until we complete this process, we will not be able to import these products in the EU. While our application for the CE mark for these products is under regulatory review, we have not received confirmation of a specific date by which this review will be completed. In addition, changes in regulatory policy for the approval or CE marking of a medical device during the period of product development and regulatory agency review or notified body review of each submitted new application may cause delays or rejections. In March 2023, the European Commission extended the original compliance dates for the EU MDR. As a result, the MDR transitional period deadline for our products was set to December 31, 2028. Failure to comply with the EU MDR requirements by the MDR transitional period deadline would prevent us from generating revenue from sales of our products in the EU, which could adversely affect our business, results of operations and financial condition.

You may be diluted from future issuances of our equity securities, including in future financings or strategic transactions, from compensatory equity awards and exercises of outstanding warrants, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions may cause dilution to our existing stockholders. For example, we may sell equity securities or issue securities exercisable or convertible into shares of our common stock in connection with strategic transactions or for financing purposes, including under the ATM Agreement or otherwise through registered or unregistered offerings. As of September 30, 2024, we had $4.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement. Furthermore, a substantial majority of the outstanding shares of our common stock are, and all of the shares sold in this offering will be, freely tradable without restriction or further registration under the Securities Act, unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. We may also make equity grants under one or more employee equity incentive plan or our employee stock purchase plan or issue common stock as matching contributions to our employees under our 401(k) Plan. You may also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Restated 2014 Plan, and from the exercise of our warrants, including the exercise of any pre-funded warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

We may not achieve profitability in the near term or at all, and historically we have not been profitable. Management has historically financed the Company’s operations through external financings, from both equity and debt financings, like issuances under our ATM Agreement, the January 2024 Offering, and the September 2024 Offering, for example. To the extent our cash on hand and the proceeds from the September 2024 Offering do not provide sufficient capital for us to achieve profitability, or we are unable to maintain profitability once initially achieved, we expect we will need to raise additional capital through future financings. To the extent we decide to conduct a financing in the future, the form of such financing may include one or more of the following: (i) underwritten offerings of shares of our common stock, (ii) sales of shares of our common stock under an "at the market" offering program, (iii) incurring indebtedness with one or more financial institutions, (iv) sale of product line or technology, and (v) the factoring of trade receivables. Additional funding may not be available to us on acceptable terms, or at all, or we may be required to seek other more costly or time-consuming methods. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 3, 2024)

4.2	Form of Series A Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed September 3, 2024)

4.3	Form of Series B Warrant (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed September 3, 2024)

10.1	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024)

10.2	Form of Restricted Stock Unit Award under Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: October 28, 2024	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2024	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)