Form 10-K
period 2024-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2025-03-03
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $18,771,767 based on the last sale price for such stock on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2025, the registrant had 24,824,762 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening of our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) our future financial performance, including any such statement contained in a discussion and analysis of our financial condition by management or in our results of operations, (v) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vi) our beliefs regarding potential clinical and other health benefits of our medical devices, (vii) the actions we will take in seeking reimbursements from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, (viii) the timing and amounts of CMS reimbursement, (ix) our ability to grow and expand our Ekso Indego Personal Health market as we work to grow revenue in light of Medicare reimbursement from CMS of the Ekso Indego Personal, (x) our ability to obtain insurance coverage beyond CMS, (xi) our ability to obtain additional indications for products that cover the Ekso Indego Personal, (xii) our ability to obtain CE certificates for our Ekso Indego Therapy and Ekso Indego Personal devices, (xiii) our ability to regain compliance with the Nasdaq continued listing requirements, specifically the minimum bid price requirement, (xiv) the impact and effects of the other risk factors on our business, results of operations or prospects, and (xv) the assumptions underlying or relating to any statement described in points (i) through (xiv) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, the Company's ability to obtain reimbursement from CMS on a timely basis and at acceptable levels or at all, changes in CMS reimbursement processes, delays or errors in our insurance reimbursement submissions, including to CMS, the highly competitive markets in which the Company’s products are sold, the Company's significant losses to date and anticipated future losses, the new and unproven nature of the market for the Company’s products, the significant length of time and resources associated with the development of the Company’s products, the long, cyclical and variable sales cycles for the Company’s products, the factors outside the Company’s control that affect the production and sales of its products, which include but are not limited to disruptions in the global supply chain, the costs related to and impacts of potential failure of the Company to obtain or maintain protection for the Company's intellectual property rights, the inability to successfully consummate and integrate acquisitions, the failure of the Company to obtain or maintain regulatory approval to market the Company's medical devices, adverse results in future clinical studies of the Company's medical device products, risks related to product liability, recall and warranty claims, and the volatility of the market price of and limited trading in our common stock. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

Readers should read this Annual Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Annual Report, and other documents that we may file from time to time with the SEC.

Notes regarding references to Ekso Bionics

In this Annual Report, the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly owned subsidiaries. Ekso®, Ekso Bionics®, EksoNR™, EVO™, EksoPulse™, Indego®, and Nomad® are registered and unregistered trademarks of the Company. All other trademarks that may appear in this Annual Report are the property of their respective owners.

PART  I

Item 1.  BUSINESS

Company Background

Founded in 2005, we are a Nevada corporation that designs, develops, and markets exoskeleton products that augment human strength, endurance and mobility. The primary end market for our exoskeleton technology is healthcare, where our technology primarily serves people with physical disabilities or impairments in both physical rehabilitation and mobility.

We continue to explore business development initiatives to fuel growth and long-term value and are committed to helping people improve mobility and live healthier lives through combining the use of technology with advanced rehabilitative programs.

Products

EksoNR

EksoNR is a wearable robotic exoskeleton specifically designed to be used in a rehabilitation setting to assist individuals recovering from both acute and chronic conditions. A trained clinician typically uses the EksoNR to provide adjustable levels of assistance to the wearer's legs to promote proper gait, active engagement, and higher dosage. EksoNR is cleared by the Food and Drug Administration (the "FDA") for use in a clinical setting with individuals with a spinal cord injury ("SCI"), acquired brain injury ("ABI") - including stroke and traumatic brain injuries ("TBI") - and multiple sclerosis ("MS").

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

Ekso Nomad

Ekso Nomad ("Nomad") is a power Knee Ankle Foot Orthosis, or KAFO. We expect that Nomad will continue to be available in limited volumes for non-Company-sponsored clinical studies in 2025.

Ekso EVO

Ekso EVO ("EVO") is a wearable upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks from chest height to overhead. EVO is intended to reduce worker fatigue and reduce on-site injuries while boosting productivity. EVO is intended primarily for use with able-bodied individuals and has not been registered with or evaluated by the FDA.

Services

EksoCare
For most of our products, we offer extended warranty and premium service options under our EksoCare program. EksoCare includes a comprehensive warranty, loaner devices to minimize downtime, clinical support, access to our EksoPulse online portal to view statistics and device information gathered and transmitted during EksoNR walking sessions, and other benefits to customers.

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

Segments

We operate as one operating and reportable segment with two markets: Enterprise Health and Personal Health. Our revenues are primarily generated through the sale and subscription of our EksoNR, Ekso Indego Therapy, and Ekso Indego Personal devices, along with the sale of support and maintenance contracts. For additional information, please refer to Note 16. Segment Disclosures in our notes to the consolidated financial statements.

Markets and Distribution

Enterprise Health Market
Our sales priority for Enterprise Health customers involves the education of clinical and executive stakeholders on the economic and clinical value of our robotic exoskeleton portfolio, including the EksoNR and the Ekso Indego Therapy devices. In tandem, we continue to leverage our EksoNR and Ekso Indego Therapy customer base to educate and mentor strategic target centers that specialize in stroke, TBI, MS, and SCI rehabilitation and treatment in specific geographies.

Rehabilitation treatments that can benefit from the use of our EksoNR and Ekso Indego Therapy products take place in a range of different types of facilities. These include inpatient rehabilitation facilities ("IRF"), long-term acute care hospitals ("LTACH"), skilled nursing facilities, and outpatient rehabilitation clinics, among others. The primary facility types we currently serve are IRFs. Among these facilities, ownership structures also vary from small independent rehabilitation centers to larger networks of providers. Our current market focus is on the larger network providers, referred to as integrated delivery networks ("IDN"). Sales to IDNs typically involve multi-unit transactions that can benefit from lower selling costs, better pipeline visibility, and better economies of scale.

We also market our Ekso Indego Therapy product to Enterprise Health customers to be used as a training device for users of our Ekso Indego Personal device. In such cases, the Ekso Indego Therapy product may be offered at a discount contingent on future Ekso Indego Personal device trainings volume at that center. See "Personal Health Market" below for additional information.

Within our Enterprise Health market we also sell our EVO product to commercial and industrial companies that are focused on solving ergonomic challenges for their workers. These challenges range from injury prevention, fatigue reduction, and/or improved worker productivity. Sales of EVO are focused on applications that involve repetitive work at shoulder height and above. While EVO is a general-purpose product, we currently target specific vertical markets, including aerospace, automotive, general manufacturing, and certain construction trades.

The sales cycle in the Enterprise Health market varies but typically takes from approximately eight to 12 months for a first device and six to eight months for subsequent devices. The typical sale of our EksoNR and Ekso Indego Therapy is a complete package, which includes the device and all relevant components, batteries for continuous run-time, training, and certification. Some customers also purchase EksoCare at the time of a new device purchase for up to four years of coverage. The purchase rate of EksoCare varies by country, with U.S. customers typically preferring to include it in their initial purchase. Other regions have lower rates of purchase.

In the Enterprise Health market, we offer a range of purchase options. In most cases and when capital is available, the product is sold outright to the customer as a capital sale and the full price is invoiced to the customer after title transfers. For customers who prefer to finance the purchase of their device, we have finance partners who facilitate such transactions. These arrangements are generally marketed as a subscription product to the end customer. Typically, in a subscription arrangement we sell the device to the third-party financing partner who then contracts with the end customer for payment terms. In certain circumstances, we elect to maintain ownership of a product sold as a subscription in lieu of selling it to a third-party financing partner. Subscription arrangements typically last for 12 months to 36 months.

We distribute our products to the Enterprise Health market in all of our geographic regions through a combination of direct and indirect (distributor) channels. In the Americas geographic region, sales are primarily made through our direct salesforce. In the Europe, the Middle East, and Africa region (“EMEA”), we sell through a combination of direct and indirect channels, with German speaking countries handled direct, and other countries and regions served through distributors. In the Asia Pacific region (“APAC”) we also use a combination of direct and indirect channels depending on the country.

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

The U.S. Department of Veterans Affairs (the "VA") has an active program to provide products like Ekso Indego Personal to U.S. veterans with SCI. With 25 VA SCI centers, the VA has the largest single network of SCI care in the United States.

Veterans who receive our products through the VA complete a screening, in-clinic training and a home trial prior to the VA purchasing a device for each eligible Veteran. We provide products to the VA through distributors classified as Service-Disabled Veteran-Owned Small Businesses (SDVOSB).

In April 2024, CMS approved a payment level of approximately $91,000 for Medicare reimbursement of the Ekso Indego Personal, which took effect on April 1, 2024. This regulatory change has the potential to put this technology within reach of thousands of Medicare enrollees currently living with a SCI. In the short-term, with the recent approval of CMS lump sum reimbursement for Ekso Indego Personal, there is a possibility that we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. According to the National Spinal Cord Injury Statistical Center, approximately 57% of individuals with SCI are enrolled in Medicare or Medicaid within five years post-injury. With Medicare reimbursement recently approved, we have begun selling products to individuals in this market through Durable Medical Equipment suppliers ("DMEs"). DMEs typically resell products from DME manufacturers to individual users. DMEs are responsible for the Medicare reimbursement process, which requires a physician’s prescription and evidence of medical necessity to be submitted to and approved by Medicare before reimbursement is provided. The Company is developing a scalable go-to-market strategy through establishing and building upon relationships with national and regional DMEs and engaging with recognized third parties who specialize in market access process refinement and claims support. Additionally, we work closely with our extensive network of neurorehabilitation partners across the country, focusing on education efforts on appropriate patient selection and process for patients prescribed an Ekso Indego Personal for the home and community setting. Another key part of our growth strategy is seeking insurance coverage beyond CMS and seeking additional indications of use for our products. We believe that sales of our Personal Health products have the potential to be a significant growth driver for us as we work to gain coverage by other insurance providers, expand the products' indications of use beyond SCI and optimize our reimbursement submission processes. See “Part I—Item 1A. Risk Factors,” specifically the risk titled “Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products” for more information.

Outside of the VA and Medicare, we sell Ekso Indego Personal to individuals who pay out-of-pocket or have obtained coverage through a worker’s compensation claim. We believe there is additional potential in EMEA and APAC for future sales to private individuals and through government-funded healthcare systems.

The sales cycle for the Ekso Indego Personal device averages eight to 12 months from the first interaction we have with the potential Ekso Indego Personal device user.

Nomad is currently for sale in limited volumes in the Personal Health market for use in a non-Company-sponsored single clinical study. Subject to clinical and patient feedback, we expect Nomad to be more broadly available starting in 2026.

Third-Party Coverage and Payment

In our Enterprise Health and Personal Health markets, third-party payers are often involved either to pay for procedures in which our products are used or to purchase our devices on behalf of an individual. These payment mechanisms vary by product line and are described below. Third-party payers are typically not involved in the purchase of our EVO product.

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

Personal Health
Within the Personal Health market, the VA provides our products to qualified veterans for individual use. CMS and its fiscal intermediaries (Medicare Administrative Contractors) and state Medicaid programs establish reimbursement policies for medical and surgical services at the state and federal level for the Medicare and Medicaid programs.

In April 2024, CMS made a final pricing determination setting the reimbursement rate for the product code applicable to our Ekso Indego Personal product. This determination allows individual users who meet the FDA approved indications, along with other criteria, to purchase a device through an authorized DME provider and be reimbursed for 80% of the reimbursable rate.

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

Our establishments in California and Ohio are registered with the FDA as a medical device manufacturer or specification developer, and all of our products, with the exception of EVO, are listed in the FDA database as medical devices. Our bipedal lower extremity exoskeletons - EksoNR, Ekso Indego Therapy, and Ekso Indego Personal - are regulated as Class II devices and thus are covered under our 510(k) clearances. Nomad is listed as a Class I device with the FDA and is exempt from premarket notification.

In the year ended December 31, 2024, there were no reports of adverse events made to the FDA under the Manufacturer and User Facility Device Experience Database relating to any of our products.

Device Classification

Unless otherwise specified by the FDA, under the FDCA, medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events and malfunctions, and appropriate, truthful and non-misleading labeling, and promotional materials. The FDA has issued a final rule replacing the QSR with a new regulation referred to as the Quality Management System Regulation (“QMSR”), though this final rule is not scheduled to go into effect until February 2026. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process, in which the device manufacturer must demonstrate substantial equivalence to a previously cleared device, known as a predicate device. In certain cases, where no predicate device exists, Class II devices may come to market through the de novo authorization process.

Establishments that manufacture any class of device, including manufacturers, contract manufacturers, sterilizers, repackagers and relabelers, specification developers, reprocessors of single-use devices, remanufacturers, initial importers, and U.S. manufacturers of export-only devices, are required to register their establishments with the FDA and provide FDA a list of the devices that they handle at their facilities.

After a device is authorized for marketing, numerous regulatory requirements continue to apply. Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Medical device manufacturers are subject to periodic scheduled or unannounced inspections by the FDA and other state and federal authorities, to determine compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of suppliers. The FDA issued a final rule in February 2024 replacing the QSR with the QMSR, which now incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026, such that presently manufacturers must comply with the QSR while they prepare to ensure compliance with the QMSR once it becomes effective.

Failure to maintain compliance with the QSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its marketing authorization or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. Failure to comply with applicable regulatory requirements can result in compliance or enforcement action by FDA, which may include any or all of the following sanctions, including warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties; repair, replacement, withdrawal, administrative detention, refunds, recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing or delaying requests for 510(k) clearance of new products or modified products; withdrawing 510(k) clearance or other authorizations; refusal to grant export approvals; or criminal prosecution.

Other U.S. regulatory matters

Medical device companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business, including the FDA, CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments.

In the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse, anti-kickback false claims, transparency, government price reporting, anti-corruption, and health information privacy and security laws and regulations. Internationally, other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services. These laws include the following:

•
the federal Anti-Kickback Statute, which makes it illegal for any person, including a medical device manufacturer and DME suppliers (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, or in return for, that is intended to induce or reward referrals, including the purchase, recommendation, order of a medical device or DME for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations are subject to civil and criminal fines and penalties for each violation, plus imprisonment and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”);

•

the federal civil and criminal false claims laws, including the FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. DME companies that submit claims directly to payers may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
•
the Health Insurance Portability and Accountability Act (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“the HITECH Act”), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. The HITECH Act also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•
the federal Physician Payments Sunshine Act and its implementing regulations require manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

Because of the breadth of these laws, it is possible that some of our business activities could, despite efforts to comply, be subject to challenge under one or more of such laws. Moreover, efforts to ensure that our business arrangements comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

United States health care reform

The commercial success of our products will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third-party payors provide coverage for and establish adequate reimbursement levels for our products. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.

Changes in healthcare policy, including changes in the implementation or the repeal of the Patient Protection and Affordable Care Act (the “ACA”) in the United States, could increase our costs, decrease our revenue and impact sales of and reimbursement and coverage for our current and future products. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Trump administration will impact the ACA, our business, financial condition and results of operations.

Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics. These restrictions and limitations influence the purchase of healthcare services and products. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product.

Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition from other products, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, and pricing in general. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third-party payors. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products or exclusion of our products from coverage.

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

European Union

The European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. The rules for CE marking a product are set forth in the EU Medical Device Regulation (the “EU MDR”), which replaces the EU Medical Device Directive (the “EU MDD”). The EU MDR regulations were adopted with transitional periods that allow some products to rely on EU MDD certificates for a period of time. As a result of the EU MDR transition, some of our products are currently CE marked with EU MDD certificates.

On February 10, 2025, we received our CE certificate from our notified body for our Ekso Indego Therapy and Ekso Indego Personal products, finalizing our transition to EU MDR. We currently have no regulatory restrictions on importation of our Ekso Indego Therapy and Ekso Indego Personal products into Europe.

As of December 31, 2024, our EksoNR products continue to bear a CE mark and certificates which were obtained under EU MDD regulations. Under EU MDR rules, we can continue to place these products on the market until December 31, 2028, provided that we adhere to certain restrictions. These restrictions include: (i) not making any substantial changes to the products prior to EU MDR certification, (ii) implementing certain EU MDR requirements immediately, and (iii) applying for an EU MDR conformity assessment and having a quality management system in place by May 26, 2024 and signing a written agreement with a notified body by September 26, 2024. As of December 31, 2024, all of those conditions have been met. Our application for EU MDR with our notified body is currently pending technical review.

Regulatory requirements in the United Kingdom (“UK”) are also changing as a result of Brexit (the UK’s withdrawal from the EU), and regulatory requirements in Switzerland are changing as a result of the country’s withdrawal from its Mutual Recognition Agreement with the EU Commission. Complying with the EU MDR and the evolving regulatory regimes in the UK and Switzerland require modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes.

Other countries

Regulations in other countries, including the requirements for approvals, certification, or clearance and the time required for regulatory review, vary by country. Certain countries, such as Australia, Indonesia, Malaysia, Singapore, Canada, and others have their own regulatory agencies. These countries typically require regulatory approvals and compliance that we comply with either directly or through distribution partners. Failure to obtain regulatory approval in any foreign country in which we market our products, or failure to comply with any regulation in any foreign country in which we market our products, may negatively impact our ability to generate revenue and harm our business.

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

Competition

The medical technology and industrial robotics industries are characterized by intense competition and rapid technological change. Specifically, exoskeleton technology remains in its early stages. As this field develops, we believe that we will face increased competition on the basis of product features, critical outcomes, price, services and other factors. Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. There are a number of other companies that are developing competitive technology and devices related to our Enterprise Health and Personal Health products.

Enterprise Health
For our Enterprise Health products, we face competition from products that target lower extremity gait therapy, ambulation, and rehabilitation in IRF, LTACH, skilled nursing facility, and outpatient rehabilitation clinic settings. While there are multiple ways to perform lower extremity rehabilitation in these settings, the primary competitive alternative to our products remains traditional, non-robotic therapy by a licensed physical therapist. There are also other mechanical or robotic therapy devices, including treadmills, track-based weight support systems, end-effector devices and other exoskeletons. We believe the clinical evidence supports our claims that using Ekso devices for lower extremity rehabilitation can result in better clinical outcomes for the patient and can help avoid or prevent fatigue and injuries to physical therapists.

Personal Health
For our Personal Health products, which are intended to provide overground mobility for physically impaired users in a home and community setting, we face competition primarily from manual or powered wheelchairs and other traditional mobility aids. We also face competition from other lower extremity exoskeleton devices, although we believe that few of these devices have been cleared by the FDA or other regulators for home and/or community use. Clinical evidence shows that compared to traditional mobility aids, exoskeleton solutions, including our devices, can provide better outcomes for certain SCI users by reducing comorbidities. Comorbidities that have been shown to benefit from exoskeleton use include improved bowl and bladder function, cardiorespiratory health, pain and spasticity, among others. Compared to other exoskeletons in this market, we believe that our products have several advantages, including low weight, modularity, wheelchair compatibility and potentially faster maximum walking speeds.

Supply of Components

Our EksoNR device is currently manufactured at our facility in San Rafael, California. Our Ekso Indego Therapy, Ekso Indego Personal and Ekso Nomad devices are currently manufactured at our facility in Brecksville, Ohio, though by the end of the second quarter of 2025, we expect to complete the transfer of all final assembly of such devices at our facility in San Rafael, California as well. We currently run one shift per day at both of our facilities and believe we have the capacity to eventually run additional shifts should we deem it appropriate.

By the end of the first quarter of 2025, we expect to complete the transfer of partial production of our Ekso Indego Personal and Ekso Indego Therapy products to a third-party contract manufacturing partner located in the USA.

EVO products are manufactured by a third-party contract manufacturing partner in Malaysia.

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

Research and Development

We focus our engineering and research and development efforts on both improvement to existing products and services and new products and services that align with our strategy. We believe that by investing in innovation we can expand the number of individuals whose lives are improved by the use of our products. We subscribe to a customer-focused approach to new product development, wherein we use customer feedback and suggestions to inform development plans. Areas our engineering and research and development teams target for improvement include enhanced functionality, improved reliability and uptime, and lower cost, among others.

Intellectual Property

We have established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status as of December 31, 2024.

	Issuing Status
	Issued	Pending
License Status	Patents	Applications
Non-Exclusively licensed to the Company	3	—
Exclusively licensed to the Company	14	1
Co-owned with a third party, exclusively licensed to the Company	4	—
Co-owned with a third party	3	—
Sole ownership by the Company	53	4
Total	77	5

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of December 31, 2024, 277 applications have issued or have been allowed as patents internationally. Our patent portfolio contains 282 cases that have issued or are in prosecution in 22 countries outside the U.S.

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

As part of the acquisition from Parker Hannifin Corporation of certain assets related to Parker Hannifin Corporation's Human Motion Control (“HMC”) business, and software applications, support services and cloud environments related to such business in December 2022 (the "HMC Acquisition"), we are acquired and assumed certain intangible assets including license agreements with Vanderbilt University.

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

Intellectual Property Out-Licensing

In June 2020, we entered into a non-exclusive license agreement with HAWE Hydraulik of Germany ("HAWE") for rights to develop hydraulic pumps covered by a family of our patents. The agreement additionally includes an exclusivity option. In January 2025, HAWE notified us that they are not moving forward with the technology and therefore were terminating the license agreement. We did not receive any royalty revenue from this license in the years ended December 31, 2024 and 2023, and do not expect to receive any royalty revenue from this license in the future.

Clinical Evidence

Numerous research studies have been conducted focusing on safety and feasibility of exoskeletons and robotics in rehabilitation. As of February 28, 2025, a search for “robotic exoskeleton” on PubMed, a search engine for biomedical literature and life science journal articles, garners approximately 367 unique publications. The full portfolio of currently available and legacy Ekso exoskeletons (EksoNR, Ekso Indego Therapy and Ekso Indego Personal) have been utilized in many of these protocols. The body of research examines a wide variety of diagnoses including ABI, SCI, stroke, MS, and others. The findings of this research are overall positive and promote use of an Ekso exoskeleton in rehabilitation to provide patient outcomes that are equal to or superior to traditional physical therapy in both the inpatient and outpatient setting. Some of these outcomes include faster gait speed, increased gait endurance, improvements in cardiometabolic responses, enhanced quality of life, more typical gait kinematics, increased function, and therapy session duration.

Human Capital Resources and Management

As of February 28, 2025, we had 61 full-time employees and five part-time employees, including 55 employees in the United States, nine employees in Europe, and two in Singapore. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•	If we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.
•	The markets in which our products are sold are highly competitive and continue to develop, and important assumptions about the potential market for our current and future products may be inaccurate.
•

If we or our third-party manufacturers are unable to produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our business could be negatively impacted.

•	Shortages in the materials used to manufacture our products and supply chain disruptions, including as a result of changes in trade policies, could impact our future results.
•	Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products.
•	The acquisition and integration of other companies, businesses, or technologies could result in operating difficulties, dilution, and other harmful consequences.
•	We may not be able to enhance our product offerings through our research and development efforts.
•	We have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.
•	Our loan agreement imposes certain financial and operational restrictions on us, limiting the discretion of our management in operating our business.
•	Protecting our intellectual proprietary rights can be costly, and our success in doing so is not certain.
•

If we fail to obtain or maintain necessary regulatory clearances or approvals for our medical device products, or if clearances or approvals for future products or modifications to existing products are delayed or not issued, our commercial operations would be harmed.

•

Modifications to our current and our future products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

•	Our failure to meet strict post-market regulatory requirements with respect to our products could require us to pay fines, incur other costs or even close our facilities.
•	If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from Nasdaq.

Business and Operational Risks

If we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.

The sale of our Personal Health products primarily depends on reimbursements provided by third party payors. We distribute these products to end users through the VA hospitals. Our products are also distributed through DME suppliers, who will then pursue reimbursement from Medicare, Medicaid, or private insurance providers. Our financial condition and results of operations have been affected by coverage and reimbursement policies of these payors, which are also subject to change over time. The reimbursement process is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we or our customers have been required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We have been subject to extensive pre-payment, and may be subject post-payment, audits by governmental and private payors that have resulted in material delays and may result in refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts.

Operating within the CMS reimbursement environment was new to us. Our DME submitted the first Ekso Indego Personal CMS reimbursement claim in May 2024, which claim was reimbursed in July 2024. All other ongoing CMS reimbursement claims for our devices are currently being managed through the appeals process. During the pendency of such appeals, we decided to put a hold on selling devices to DMEs for CMS reimbursement, instead focusing on refining and improving the CMS reimbursement process for our devices, naming National Seating & Mobility as the Company’s exclusive distributor of the Ekso Indego Personal device within the U.S. complex rehabilitation technology industry, ramping up pilots and partnerships with both regional and national DME suppliers, and building up a sales backlog for the Ekso Indego Personal device. At the end of February 2025, we had approximately 25 people who we believe qualify for reimbursement. We anticipate submitting those claims to CMS over the next six to nine months, though we expect our processes and procedures to continue to be refined as we work to scale up this sales channel over time.

While we believe we have improved the CMS reimbursement processes in respect of the Ekso Indego Personal devices, such efforts may be unsuccessful, as the CMS and similar reimbursement processes are complex and we have no guarantees of success for any existing or future claims, and any claim, even if successful, may be materially delayed.

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

Our business strategy is based, in part, on our estimates of the number of individuals with physical limitations and disability, and it considers the occurrence of strokes, TBIs, SCIs and MS in our target markets and the percentage of those groups that would be able to use our current and future products. Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the occurrences of ABIs, SCIs and strokes in our target markets. In addition, we are not aware of any third-party reports or studies regarding the percentage of patients with limited mobility and/or SCIs who are able to use exoskeletons, in general, or our current or planned future products, in particular. Our assumptions regarding our addressable markets may be inaccurate and may change. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect, and the price of our common stock may suffer.

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

Shortages in the materials used to manufacture our products and supply chain disruptions, including as a result of changes in trade policies, could impact our future results.

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

Additionally, we may experience shortages and supply chain disruptions as a result of changes in domestic and international trade policies, including the imposition of higher tariffs on imports from various countries from which we procure raw materials and components to support the manufacturing and sale of our products, as well as retaliatory tariffs imposed by other countries. These tariffs could lead to increased costs for raw materials and components, which may not be fully passed on to our customers, thereby reducing our profit margins. Additionally, retaliatory tariffs could adversely affect our export sales. Such changes in trade policies may lead to supply chain disruptions and material shortages, which could adversely affect our financial results.

The uncertainty surrounding future trade policies and potential further tariff increases could also impact our strategic planning and investment decisions. We may need to adjust our sourcing strategies, explore alternative suppliers or consider other international contract manufacturer partners, all of which could cause us to incur substantial costs and face operational challenges. Furthermore, prolonged trade tensions and the potential for a trade war could lead to broader economic instability, affecting consumer confidence and demand for our products. We are actively monitoring developments in trade policies and are prepared to take necessary actions to mitigate these risks, but there can be no assurance that our efforts will be successful.

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

In the United States, the principal decisions about reimbursement for new medical products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Because there is no uniform policy of coverage and reimbursement in the United States, each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our diagnostic tests, and seeking payor approvals is a time-consuming and costly process. Our business plan related to our Ekso Indego Personal product depends in a large part on sales of our Ekso Indego Personal product to individuals with SCI who are covered by third-party payers, including Medicare or Medicaid.

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

The EksoNR and Ekso Indego Therapy products have a lengthy sale and purchase order cycle because it is a major capital expenditure item and generally requires the approval of senior management at purchasing institutions. Ekso Indego Personal likewise can have a long sales cycle due to the complexity of the sales channel and lengthy approval process by CMS contractors. Such delays may contribute to substantial fluctuations in our quarterly operating results.

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

In addition, policy changes that result in increased international sales may not continue or may increase cyclicality of our sales cycles. For example, [due to local policy changes,] we saw increased sales in France in 2024. Such increased sales are expected to be limited to 2024 and future periods when such devices may be replaced in the future, to the extent [such policy changes] remain in effect.

We may never complete the development of any of our proposed products or product improvements into marketable products.

We do not know when or whether we will successfully complete the development of the planned development-stage or next generation exoskeletal technologies, or any other proposed, developmental, or contemplated product for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. For example, we have developed and are continuing to evaluate our Nomad product in the clinical setting. While we expect to begin broadly selling the Nomad product beginning in 2026, we may be unsuccessful in our clinical efforts or receive negative patient feedback, which may delay such rollout or result in us abandoning the Nomad product altogether.

Failure to improve any of our technologies could delay or prevent their successful development for any of our target markets. Developing any technology into a marketable product is a risky, time-consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time-consuming and costly redesigns and changes and that there is the possibility of outright failure. We may not meet our product development, manufacturing, regulatory, commercialization and other milestones.

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

In non-German-speaking countries in Europe, other countries in EMEA, and countries in APAC except Singapore, we rely on independent distributors to distribute and assist us with the marketing and sale of our products. These distributors are our principal customers, and revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. If any of our key independent distributors were to cease to distribute our products, our sales could be adversely affected. Further, our independent distributors fail to comply with their regulatory requirements, that could prevent them from marketing and selling our products. In such situations, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected.

Our success depends on our management team, and on our ability to hire, train, retain, and motivate employees.

Our success depends on our management team and on our ability to identify, hire, train and retain highly qualified managerial, technical and sales and marketing personnel. Any significant leadership change and accompanying senior management transition, and the hiring of other new leaders in key roles, involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. In addition, as we introduce new products or services, we will need to hire additional personnel. Competition for personnel with the required knowledge, skill and experiences has, from time to time, been intense, particularly in the San Francisco Bay area, where we are headquartered, and we may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial, technical and sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

Shutdowns of the U.S. federal government could materially impair our business and financial condition.

Development of our product candidates or regulatory approval may be delayed for reasons beyond our control. For example, in 2018 and 2019 the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical FDA, SEC, and other government employees and stop critical activities. [Also, if the U.S. government cannot reach a new spending agreement by March 14, 2025, the U.S. government will shut down again.] If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, while CMS reimbursement is considered an essential service and is thus less likely to be affected, other administrative functions within CMS could be affected, including as a result of the executive and congressional branches of the U.S. government being unable to reach a resolution on the deployment of the federal government’s funds]. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.

Damage to our brand and reputation could have an adverse effect on our business and financial performance.

One of our largest assets is the value of our brands, which is directly linked to our reputation. We must protect our reputation in order to continue to be successful and to grow the value of our brands. Negative publicity directed at any of our brands, regardless of factual basis, such as, relating to product quality, service quality, customer complaints or litigation alleging deficiencies or defects in design or manufacture of our products, adverse events made to the FDA under the Manufacturer and User Facility Device Experience Database relating to any of our products, or any other adverse event involving our products, any failure to comply with applicable regulations or standards, allegations of harassment, or other negative publicity, could damage our reputation. Negative publicity about us could harm our reputation and damage the value of our brands, which could materially and adversely affect our financial performance.

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

We have thus far been largely dependent on capital raised through the sale of equity securities in various public and private offerings, and we have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $11.3 million and $15.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $250.5 million and $239.2 million, respectively.

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

Our loan agreement imposes certain financial and operational restrictions on us, limiting the discretion of our management in operating our business.

Our loan agreement with Banc of California, which we entered into in August 2020 (the "BoC Loan Agreement"), contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things, hold cash outside Banc of California, incur additional debt, grant liens on assets, sell or acquire assets outside the ordinary course of business, pay dividends and make certain fundamental business changes. Our obligations, which become due in August 2026, are also secured by a security interest in all of our assets, exclusive of intellectual property. As a result, we may need to use our capital resources to repay the BoC Loan in order to undertake certain financing or strategic transactions.

We may be unable to generate sufficient cash flow to service our debt obligations and operate our business.

As described in Note 9. Notes Payable, net to the consolidated financial statements, we have material near-term indebtedness due to the BoC Loan Agreement and the $5 million unsecured, subordinated promissory note (the “Promissory Note”) we delivered to Parker Hannifin Corporation in connection with the HMC Acquisition.

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

Our audited consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2024, we had cash and restricted cash of $6.5 million and an accumulated deficit of $250.5 million. We do not believe that our cash and restricted cash are sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K and quarterly reports on Form 10-Q an assessment by management of the effectiveness of our internal control over financial reporting. While we believe that the policies, processes and procedures we have put in place will be sufficient to maintain the effectiveness of our internal controls over financial reporting, our initiatives may not prove successful. If so, management may not be able to conclude that our internal control over financial reporting is effective. This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock. In addition, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts.

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

Some of our U.S. patents (which have associated international patents and applications) that cover our commercial products are co-owned by UC Berkeley. UC Berkeley has exclusively licensed its rights under many of these patents to us, but we do not have an exclusive license to UC Berkeley’s rights under three of these patents.

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

We are a party to two exclusive license agreements with UC Berkeley, covering ten patents exclusively licensed to us. In addition, we are party to two license agreements with Vanderbilt University. We may also need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our devices or any other devices we may identify and pursue. Our license agreements with UC Berkeley and Vanderbilt University impose various development, diligence, commercialization, and other obligations on us, and any future license agreements may impose similar or other obligations on us. For example, under our license agreements with UC Berkeley and Vanderbilt University, we must satisfy specified minimum annual royalty payment obligations. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If our license agreements with UC Berkeley or Vanderbilt University are terminated, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products that may be identical or functionally similar to our devices and we may be required to cease our development and commercialization of such devices. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Moreover, disputes may arise between us and our counterparties, including with our non-Company-sponsored single clinical study partner for our Nomad product, regarding intellectual property subject to a licensing agreement, including the scope of rights granted under the license agreement and other interpretation-related issues; the extent to which our devices, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; the sublicensing of patent and other rights under our collaborative research and development relationships; our diligence obligations under the license agreement and what activities satisfy those diligence obligations; the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and the priority of invention of patented or patentable technology. In addition, certain provisions in our license agreements with UC Berkeley and Vanderbilt University may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected devices, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval ("PMA") application from the FDA, unless an exemption applies. Both the PMA and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process may take anywhere from several months to over a year. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, PMA generally requires the performance of one or more clinical trials.

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

Our products and operations are subject to extensive government regulation and oversight in the United States and other countries where we commercialize our medical devices.

Medical devices regulated by the FDA are subject to “general controls” which include: registration with the FDA; listing commercially distributed products with the FDA; complying with all applicable requirements under the QSR, or QSMR when its goes into effect in February 2026; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining pre-market notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class III devices are subject to PMA.

Although our Class II medical devices have received regulatory clearance from FDA in the United States for a particular patient population, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, effectiveness and other post-market information, including both federal and state requirements in the United States and requirements of comparable non-U.S. regulatory authorities in any international markets we choose to enter.

Any regulatory clearances that we have received for our products will be subject to limitations on the cleared or approved indicated uses for which the product may be marketed and promoted, will be subject to the conditions of approval, or will contain requirements for potentially costly post-marketing testing. We are required to report certain adverse events and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing product safety issues could result in increased costs to assure compliance. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-clearance or approval marketing and promotion of products to ensure that they are marketed and distributed only for the cleared or approved indications and in accordance with the provisions of the cleared or approved labeling. We have to comply with requirements concerning advertising and promotion for our products.

Promotional communications with respect to devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the products’ cleared or approved labeling. As such, we may not promote our products for indications or uses for which they do not have clearance. If the FDA determines that our promotional, reimbursement or training materials for sales representatives or doctors constitute promotion of an off-label use, the FDA could request that we modify our training, promotional or reimbursement materials and/or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, disgorgement of profits, significant penalties, including civil fines and criminal penalties. Other federal, state or foreign governmental authorities also might take action if they consider our promotion, reimbursement or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Although we train our sales force not to promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared or approved for use, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion. For example, the government may take the position that off-label promotion resulted in inappropriate reimbursement for an off-label use in violation of the federal civil False Claims Act for which it might impose significant civil fines and even pursue criminal action. In those possible events, our reputation could be damaged, and adoption of the products would be impaired.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with our facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market.

If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	subject our facility to an adverse inspectional finding or Form 483, or other compliance or enforcement notice, communication or correspondence;
•	issue warning or untitled letters that would result in adverse publicity or may require corrective advertising;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory clearances or approvals;
•	refuse to clear or approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our sub-assembly suppliers’ facilities;
•	seize or detain products; or
•	require a product recall.

In addition, violations of the FDCA relating to the promotion of approved products may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory clearance or approval is withdrawn, it would have a material adverse effect on our business, financial condition and results of operations.

In addition, FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, any of which could delay our ability to obtain new marketing authorizations and increase the costs of compliance or restrict our ability to maintain any regulatory authorizations we may have obtained. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies' statutory interpretations in litigation against federal government agencies, such as the FDA where the law is ambiguous. This Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could delay the FDA's review of pending submissions. We cannot predict the full impact of this decision on us or the medical device industry in general. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration can result in changes in the agencies’ operations and policies, which may impact our product development plans and timelines.

Modifications to our current and our future products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

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

In the EU, we are required to comply with the EU MDR and obtain CE Certificates of Conformity in order to affix the CE Mark and market medical devices. As of December 31, 2024, our EksoNR product had yet been approved under the EU MDR. We have submitted an application to obtain CE Certificates of Conformity in order to affix the CE Mark to EksoNR. Such application may be delayed or denied. Specifically, changes in regulatory policy for the approval or CE marking of a medical device during the period of product development and regulatory agency review or notified body review of each submitted new application may cause delays or rejections. In March 2023, the European Commission extended the original compliance dates for the EU MDR. As a result, the EU MDR transitional period deadline for our products was set to December 31, 2028. Failure to comply with the EU MDR requirements by the EU MDR transitional period deadline would prevent us from generating revenue from sales of our products in the EU, which could adversely affect our business, results of operations and financial condition.

Our failure to meet strict post-market regulatory requirements with respect to our products could require us to pay fines, incur other costs or even close our facilities.

If we, or our suppliers, fail to comply with the FDA’s QSR or QSMR when it goes into effect in February 2026, or other applicable foreign regulations, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer. Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the FDA’s QSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products in the United States.

We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, and applicable agencies in other countries. These regulatory requirements and changes to the requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. Failure to comply with regulatory requirements such as QSR may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

The FDA issued a final rule in February 2024 replacing the QSR with QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. The FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026. If we or any of our suppliers or contractors fail to meet the regulatory requirements or a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer.

Federal, state and non-U.S. regulations regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.

We can provide no assurance that we will continue to remain in material compliance with the QSR, or QSMR when it goes into effect in February 2026. If the FDA or any applicable agencies inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our products, which would harm our business.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “ off-label” uses.

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

Under the FDA’s medical device reporting or EU MDR regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. For example, we have been informed of a limited number of events with respect to our EksoNR device that have been determined to be reportable pursuant to the EU MDR regulations. In each case, the required EU MDR report was filed with the FDA.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. Elections could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. For example, recent changes in FDA leadership and policies under President Trump's administration, including potential reforms and shifts in regulatory focus, may adversely impact our business and compliance requirements.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, in 2010, the ACA was enacted into law. The legislation seeks to reform the United States healthcare system. It is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the law will have a significant impact upon various aspects of our business operations. The ACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the ACA will result in lower reimbursements. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges in the future. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the new Trump administration will impact the ACA, our business, financial condition and results of operations.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies' statutory interpretations in litigation against federal government agencies, such as the FDA where the law is ambiguous. This Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA and other federal agencies, which could undermine the FDA's or any other U.S. government agency’s authority, lead to uncertainties in the industry, and disrupt the FDA's and other U.S. government agencies’ normal operations, any of which could impact our business or the medical device industry in general. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration can result in changes in the agencies’ operations and policies, which may impact our product development plans.

Government payers, such as CMS as well as insurers, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, the United States Congress has considered and implemented changes in the CMS fee schedules in conjunction with budgetary legislation. Reductions of reimbursement by Medicare or Medicaid for our products or changes in coverage policies, such as adding requirements for payment, or prior authorizations, may be implemented from time to time. Reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur as well. Changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on the demand for our products and on our business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect on our business, financial condition and results of operations. Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory authorizations for our planned or future products and to manufacture, market and distribute our products after authorization is obtained.

Additional changes may affect our business, including those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse enforcement, and expansion of new programs, such as Medicare payment for performance initiatives.

These initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for our product candidates or additional pricing pressures and may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Failure to comply with HIPAA or the HITECH Act and implementing regulations could result in significant penalties.

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

The regulatory frameworks for privacy, data protection, and information security issues worldwide are rapidly evolving and likely to remain uncertain for the foreseeable future. The U.S. federal and various state, local, and foreign government bodies and agencies have adopted or are considering adopting laws and regulations governing the collection, distribution, use, disclosure, storage, security, and other processing of information relating to individuals.

For example, California adopted the California Consumer Privacy Act (the "CCPA"), which became effective in January 2020. The CCPA established a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. Additionally, the California Privacy Rights Act (the "CPRA"), was approved by California voters in the November 2020 election and went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Other states have begun to propose and enact laws relating to privacy and information security matters, many of which are comprehensive privacy statutes similar to the CCPA. Further, other states have enacted laws that cover specific topics, such as the use and collection of biometric information or the collection, use, disclosure, and/or other processing of health-related information. The U.S. federal government also is contemplating federal privacy legislation.

The collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (the "GDPR"), which imposes substantial obligations upon companies and rights for individuals, and by certain EU member state-level legislation. Failure to comply with the GDPR may result in fines up to the greater of €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection, and information security obligations in connection with the collection, use, and other processing of personal data. As a general matter, compliance with laws, regulations, contractual obligations, and other actual and asserted obligations, such as industry standards, and any rules or guidance from self-regulatory organizations, relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations can be rigorous and time-intensive, may result in substantial costs, and may necessitate changes to our policies and practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, results of operations, and financial condition.

With laws, regulations, and other obligations relating to privacy, data protection, and information security imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices. We also may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as contractors or service providers, violate applicable laws or regulations or our policies, such violations may also put our data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our contractors or service providers to comply with our applicable policies or notices, our contractual or other obligations to third parties, or any of our other actual or asserted legal obligations relating to privacy, data protection, or information security, may result in governmental investigations or enforcement actions, litigation, claims, and other proceedings, harm our reputation, and could result in significant liability. Any such event may adversely affect our business, operating results, and financial condition.

We are subject to cybersecurity risks to our systems, infrastructure, and technology, and data processed by us or third-party vendors.

Our business and operations involve the collection, storage, transmission, and other processing of personal data and certain other sensitive and proprietary data. Numerous organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets, or other proprietary information or financial resources. Many of our personnel work remotely all or part of the time, which increases certain security risks. In addition, certain attacks may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate and otherwise respond to. The risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened in connection with the conflicts in Ukraine and the Middle East and any related political or economic responses and counter-responses.

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

Although we have implemented and are in the process of implementing additional systems and processes that are designed to protect our data and systems within our control, prevent data loss, and prevent other security breaches and incidents, these measures cannot guarantee security. The systems and infrastructure used in our business may be vulnerable to cyberattacks or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data or other sensitive and proprietary data, or such data otherwise may be subject to unauthorized use, disclosure, unavailability, modification, or other processing. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

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

Sales of our EksoNR, Ekso Indego Therapy and Ekso Indego Personal products generally include a one-year warranty for parts and services in the United States and a one- to three-year warranty in EMEA and APAC. We also generally provide customers with an option to purchase an extended warranty for up to an additional four years. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity. As we enhance our product and in an effort to build our brand and drive adoption, we have elected to incur increased service expenses related to an accelerated maintenance program, field corrections and the implementation of technological improvements developed subsequent to many of our units being placed into service, sometimes outside of its warranty and contractual obligations. Continuation of these activities could have a material adverse effect on our results of operations, cash flows and liquidity.

Risks Related to Ownership of Common Stock

You may be diluted from future issuances of our equity securities, including in future financings or strategic transactions, from compensatory equity awards and exercises of outstanding warrants, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions may cause dilution to our stockholders. For example, we may sell equity securities or issue securities exercisable or convertible into shares of our common stock in connection with strategic transactions or for financing purposes, including under our At The Market Offering Agreement (the "ATM Agreement") or otherwise through registered or unregistered offerings. As of December 31, 2024, we have $4.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement. Furthermore, a substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act so long as we are generally current on our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. We may also make equity grants under one or more employee equity incentive plan or our employee stock purchase plan or issue common stock as matching contributions to our employees under our 401(k) Plan. You may also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Amended and Restated 2014 Equity Incentive Plan, and from the exercise of our warrants, including the exercise of any pre-funded warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

We may not achieve profitability in the near term or at all, and historically we have not been profitable. Management has historically financed the Company’s operations through external financings, from both equity and debt financings, like issuances under our ATM Agreement, our registered direct offering in January 2024 (the "January 2024 Offering"), and our underwritten public offering in September 2024 (the "September 2024 Offering"), for example. To the extent our cash on hand does not provide sufficient capital for us to achieve profitability, or we are unable to maintain profitability once initially achieved, we expect we will need to raise additional capital through future financings. To the extent we decide to conduct a financing in the future, the form of such financing may include one or more of the following: (i) underwritten offerings of shares of our common stock, (ii) sales of shares of our common stock under an "at the market" offering program, (iii) issuing shares of our common stock upon the exercise of warrants at reduced exercise prices, (iv) incurring indebtedness with one or more financial institutions, (v) sale of product line or technology, and (vi) the factoring of trade receivables. Additional funding may not be available to us on acceptable terms, or at all, or we may be required to seek other more costly or time-consuming methods. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

During the period from our initial listing on Nasdaq on August 9, 2016 through December 31, 2024, the closing price of our common stock fluctuated from a high of $93.15 per share to a low of $0.57 per share (on a split-adjusted basis), and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as our ability to grow our revenue and customer base; the announcement of new products or product enhancements by us or our competitors; developments concerning regulatory oversight and approvals; variations in our and our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts; successes or challenges in our collaborative arrangements or alternative funding sources; developments in the rehabilitation and industrial robotics markets; the results of product liability or intellectual property lawsuits; future issuances of common stock or other securities; the addition or departure of key personnel; announcements by us or our competitors of acquisitions or divestments, investments or strategic alliances; and general market conditions and other factors, including factors unrelated to our operating performance or otherwise disclosed herein.

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

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from Nasdaq.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with Nasdaq’s conditions for continued listing, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. On December 12, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last 31 consecutive business days, the minimum bid price of our common stock had been below the $1.00 per share minimum requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until June 10, 2025, to regain compliance with the Minimum Bid Price Requirement. The Notice has no immediate effect on the listing or trading of our common stock.

In the event we do not regain compliance with the Minimum Bid Price Requirement by June 10, 2025, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, we will be granted an additional 180 calendar days to regain compliance. If we do not qualify for or fail to regain compliance during the second compliance period, then the Nasdaq staff will provide written notification to us that our common stock will be subject to delisting.

In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

We are a “smaller reporting company” and the reduced reporting requirements applicable to such companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain exemptions from various disclosure requirements available specifically to smaller reporting companies. For example, we may continue to use reduced executive compensation disclosure obligations, and, provided we are also a “non-accelerated filer,” we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company and/or non-accelerated filer. If some investors find our securities less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We perform a formal risk assessment each year. As part of the Company's risk assessment, we consider the potential for cybersecurity threats, including but not limited to interruptions, outages and breaches to its operational and financial systems. We have policies, processes, internal controls and tools to assess, identify, and manage material risks from potential cybersecurity threats. We utilize a combination of cybersecurity awareness training, manual processes, specialized software and automated tools, and third-party assessments to build our cybersecurity program. We engage third-party service providers, with significant information technology and cybersecurity experience, to assist with designing, implementing and managing our information technology infrastructure and cybersecurity program. We are also currently developing a cybersecurity incident response plan that establishes a formal framework for responding to cybersecurity incidents, including defining what constitutes a reportable cybersecurity incident; establishing specific escalation and communication channels; identifying parties responsible for managing and responding to each incident; and other preparedness and response activities.

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

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For further discussion of the cybersecurity risks, see "Part I—Item 1A. Risk Factors," specifically the risks titled "We are subject to cybersecurity risks to our systems, infrastructure, and technology, and data processed by us or third-party vendors.” No matter how well designed or implemented our internal controls are, we will not be able to anticipate all cybersecurity threats, and we may not be able to implement effective preventive or detective measures against cybersecurity threats. While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, there can be no guarantee that our insurance coverage will be adequate to compensate us for the potential losses.

Item 2.  PROPERTIES

Our principal executive office is currently located at 101 Glacier Point, Suite A, San Rafael, California, 94901, where we lease approximately 17,000 square feet. We currently lease a manufacturing facility in Brecksville, Ohio to support the production and service of the Ekso Indego Therapy and Ekso Indego Personal product lines. Outside of the United States, we lease approximately 3,000 square feet of office space at Friesenweg 20, 22763 Hamburg, Germany for our European headquarters.

We do not own any real property.

Item 3.  LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising in the ordinary course of business. Based on our current knowledge, we believe that the amount or range of reasonably possible losses will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, or financial condition.

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

PART  II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been traded on the Nasdaq Capital Market under the symbol “EKSO” since August 9, 2016. Prior to August 9, 2016, our common stock was eligible for quotation and traded on the OTC Market. The quotation of our common stock on the OTC market began on or about January 16, 2014. The closing price of EKSO stock as of February 28, 2025 was $0.52.

As of February 28, 2025, we had approximately 175 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. We believe that the actual number of stockholders is greater than the number of holders of record.

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

Issuer Purchases of Equity Securities

None.

Item 6.  RESERVED

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, which are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors.” For a discussion related to the results of operations for 2023 compared to 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K filed with the SEC on March 4, 2024.

Overview

Our Business

We design, develop, and market exoskeleton products that augment human strength, endurance, and mobility. The primary end market for our exoskeleton technology is healthcare, where our technology primarily serves people with physical disabilities or impairments in both physical rehabilitation and mobility. The majority of our sales are generated from our Enterprise Health products, which include the sales of products and services related to neurorehabilitation in clinical settings. We also provide products and services from our Personal Health market to individual users.

In addition to our current products and services, we continue to explore business development initiatives to fuel growth and long-term value in our existing markets.

Enterprise Health Market

Our sales priority for Enterprise Health customers involves the education of clinical and executive stakeholders on the economic and clinical value of our robotic exoskeleton portfolio, including the EksoNR and the Ekso Indego Therapy devices. In tandem, we continue to leverage our EksoNR and Ekso Indego customer base to educate and mentor strategic target centers that specialize in stroke, traumatic brain injury ("TBI"), multiple sclerosis ("MS"), and spinal cord injury ("SCI") rehabilitation and treatment in specific geographies.

Within our Enterprise Health market we also sell our EVO product to commercial and industrial companies that are focused on solving ergonomic challenges for their workers. These challenges range from injury prevention, fatigue reduction, and/or improved worker productivity. Sales of EVO are focused on applications that involve repetitive work at shoulder height and above. While EVO is a general-purpose product, we currently target specific vertical markets, including aerospace, automotive, general manufacturing, and certain construction trades.

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

On April 11, 2024, CMS approved a payment level of approximately $91,000 for Medicare reimbursement of the Ekso Indego Personal, which took effect on April 1, 2024. CMS reimbursement creates the possibility that we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. Specifically, according to the National Spinal Cord Injury Statistical Center, an estimated 305,000 individuals are currently living with SCI and another 18,000 suffer from new SCI injuries each year. According to the National Spinal Cord Injury Statistical Center, approximately 57% of individuals with SCI are enrolled in Medicare or Medicaid within five years post-injury.

With Medicare reimbursement recently approved, we have begun selling products to individuals in this market through Durable Medical Equipment suppliers ("DMEs"). DMEs typically resell products from DME manufacturers, like us, to individual users. DMEs are responsible for the Medicare reimbursement process, which requires a physician’s prescription and evidence of medical necessity to be submitted to and approved by Medicare before reimbursement is provided.

Operating within the CMS reimbursement environment was new to us. Our DME submitted the first Ekso Indego Personal CMS reimbursement claim in May 2024, which claim was reimbursed in July 2024. All other ongoing CMS reimbursement claims for our devices are currently being managed through the appeals process. During the pendency of such appeals, we decided to put a hold on selling devices to DMEs for CMS reimbursement, instead focusing on refining and improving the CMS reimbursement process for our devices, naming National Seating & Mobility as the Company’s exclusive distributor of the Ekso Indego Personal device within the U.S. complex rehabilitation technology industry, ramping up pilots and partnerships with both regional and national DME suppliers, and building up a sales backlog for the Ekso Indego Personal device. At the end of February 2025, we had approximately 25 people who we believe qualify for reimbursement. We anticipate submitting those claims to CMS over the next six to nine months, though we expect our processes and procedures to continue to be refined as we work to scale up this sales channel over time. We expect the majority of our revenue in 2025 will continue to come from Enterprise Health sales.

Another key part of our growth strategy is seeking insurance coverage beyond CMS and seeking additional indications of use for our products. We believe that sales of our Personal Health products have the potential to be a significant growth driver for us as we work to gain coverage by other insurance providers, expand the products' indications of use beyond SCI and optimize our reimbursement submission processes.

Nomad is currently for sale in limited volumes in the Personal Health market for use in a non-Company-sponsored single clinical study. Subject to clinical and patient feedback from clinical trials, we expect Nomad to be more broadly available starting in 2026.

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant stroke, ABI, and SCI populations, the levels of reimbursements our customers will be able to receive, the level of reimbursement we will able to receive from Medicare on claims related to our Ekso Indego Personal, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including an increasingly inflationary environment, could lead to increased price-based competition. In particular, the effects of such increasing price-based competition may have an especially significant impact on certain products that we offer, including the EksoNR and Ekso Indego Therapy, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. Furthermore, we do business in the Americas, EMEA and APAC, which results in our business being impacted by demand changes in each of those regions, as well as changes in the strength of the local currencies relative to the U.S. Dollar.

See “Part I—Item 1A. Risk Factors,” specifically the risk titled “Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products,” for more information.

Results of Operations

Consolidated Results of Operations: December 31, 2024 compared to the year ended December 31, 2023 (dollars in thousands):

	Years ended December 31,
	2024	2023	Change	% Change

Revenue	$17,925	$18,279	$(354)	(2)%
Cost of revenue	8,414	9,200	(786)	(9)%
Gross profit	9,511	9,079	432	5%
Gross profit %	53%	50%

Operating expenses:
Sales and marketing	7,308	8,472	(1,164)	(14)%
Research and development	3,874	5,025	(1,151)	(23)%
General and administrative	8,789	10,694	(1,905)	(18)%
Total operating expenses	19,971	24,191	(4,220)	(17)%

Loss from operations	(10,460)	(15,112)	4,652	(31)%

Other (expense) income, net:
Interest expense, net	(269)	(302)	33	(11)%
Gain (loss) on revaluation of warrant liabilities	474	(133)	607	(456)%
Loss on modification of warrant	(109)	—	(109)	*
Unrealized (loss) gain on foreign exchange	(965)	412	(1,377)	(334)%
Other expense, net	(1)	(63)	62	(98)%
Total other (expense) income, net	(870)	(86)	(784)	912%

Net loss	$(11,330)	$(15,198)	$3,868	(25)%

(*) Not meaningful

Revenue

Revenue decreased $0.4 million, or 2%, for the year ended December 31, 2024, compared to the same period of 2023. The decrease in revenue was driven by a decrease in the average selling price for our Enterprise Health and Personal Health devices on an aggregate basis across all regions and a decrease in the volume of EksoNR subscriptions, partially offset by an increase in service revenue.

Gross Profit and Gross Margin

Gross profit increased $0.4 million, or 5%, for the year ended December 31, 2024, compared to the same period of 2023, primarily driven by cost savings in supply chain and a reduction in service costs.

Gross margin increased to approximately 53% for the year ended December 31, 2024, compared to a gross margin of 50% for the same period in 2023, primarily driven by cost savings in supply chain and a reduction in service costs.

Operating Expenses

Sales and marketing expenses decreased $1.2 million, or 14%, for the year ended December 31, 2024, compared to the same period of 2023. The decrease was primarily due to lower headcount, discretionary payroll and consultant costs.

Research and development expenses decreased $1.2 million, or 23%, for the year ended December 31, 2024, compared to the same period of 2023, primarily due to lower discretionary payroll costs and decreases in the Company's use of product development consultants.

General and administrative expenses decreased $1.9 million, or 18%, for the year ended December 31, 2024, compared to the same period of 2023, primarily due to lower discretionary payroll, accounting and legal costs.

Total Other (Expense) Income, Net

Interest expense, net decreased 11% for the year ended December 31, 2024, compared to the same period of 2023, primarily due to lower interest expense related to the Promissory Note.

Gain on revaluation of warrant liabilities of $0.5 million and loss on revaluation of warrant liabilities of $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively, were associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price.

Loss on modification of warrant of $0.1 million for the year ended December 31, 2024 was due to the reduction of the exercise price of the May 2019 Warrants from $3.52 per share to $1.55 per share, in connection with the January 2024 Offering. There was no comparable amount for the year ended December 31, 2023.

Unrealized loss on foreign exchange was $1.0 million for the year ended December 31, 2024, compared to unrealized gain on foreign exchange of $0.4 million for the same period of 2023, primarily due to foreign currency exchange rate fluctuations producing unrealized gains and losses on our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of December 31, 2024, $6.5 million of cash was held domestically and by our foreign subsidiaries. Cash consisted of bank deposits with third-party financial institutions. As described in Note 9. Notes Payable, net in the notes to our consolidated financial statements, borrowings under our secured term loan agreement with Banc of California are subject to a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance, which is due in full in August 2026. As of December 31, 2024, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of December 31, 2024 was approximately $4.5 million.

As of December 31, 2024, we had working capital of $11.3 million, compared to working capital of $12.1 million as of December 31, 2023. The decrease in working capital was primarily due to cash outflows from operations of $9.8 million.

We have funded our operations primarily through the issuance and sale of equity securities and bank debt.

On September 3, 2024, we sold 3,100,000 shares of common stock, a Pre-Funded Warrant to purchase 2,900,000 shares of common stock, Series A Warrants to purchase an aggregate of 6,000,000 shares of common stock, and Series B Warrants to purchase an aggregate of 6,000,000 shares of common stock in an underwritten public offering (the "September 2024 Offering"), which generated net proceeds of approximately $5.0 million after deducting the underwriting discount and commissions and offering expenses paid by the Company. We are using the net proceeds from the September 2024 Offering for general corporate purposes, which may include growth and expansion of our Personal Health products as we work to increase our revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting our other working capital needs.

On January 16, 2024, we sold an aggregate of 3.0 million shares of common stock in a registered direct offering (the "January 2024 Offering") at a price of $1.55 per share, which generated net proceeds of approximately $3.9 million after deducting placement agent fees and our estimated offering expenses.

In October 2020, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the number of shares of our common stock that we may sell under the Registration Statement. In June 2023, we entered into an amendment to the ATM Agreement that removed the requirement that shares of our common stock may not be sold for a price lower than $6.75 per share. During the year ended December 31, 2024, we sold 105,049 shares of common stock under the ATM Agreement at an average price of $1.43, for aggregate proceeds of $0.1 million, net of commission and issuance costs. As of December 31, 2024, we had $4.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement.

Cash and Restricted Cash

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2024	2023
Cash and restricted cash, beginning of year	$8,638	$20,525
Net cash used in operating activities	(9,846)	(12,054)
Net cash used in investing activities	(37)	(157)
Net cash provided by financing activities	7,769	348
Effect of exchange rate changes on cash	(31)	(24)
Cash and restricted cash, end of year	$6,493	$8,638

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $2.2 million for the year ended December 31, 2024, compared to the same period of 2023, primarily due to the absence of payments related to the acquisition and integration of HMC, cost savings on supply chain, reduction in service costs and other efficiencies in operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $0.1 million for the year ended December 31, 2024, compared to the same period of 2023, primarily due to the reduction in manufacturing equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $7.8 million for the year ended December 31, 2024 was related to net proceeds of approximately $5.0 million from the September 2024 Offering after deducting the underwriting discount and commissions and offering expenses paid by us, net proceeds of approximately $3.9 million from the January 2024 Offering after deducting placement agent fees and offering expenses, proceeds of approximately $0.1 million from shares of common stock sold under the ATM Agreement, partially offset by approximately $1.3 million of principal payments towards the Promissory Note. Net cash provided by financing activities of $0.3 million for the year ended December 31, 2023, was generated from the sale of common stock through our ATM Agreement, which was partially offset by a principal payment related to our Promissory Note.

Material Cash Requirements and Going Concern

Our material cash requirements include the following items, some of which are represented in the table of Contractual Obligations and Commitments: (1) employee wages, benefits and incentives, (2) the procurement of raw materials and components to support the manufacturing and sale of our products, (3) expenditures for the ongoing improvement and development of existing and new technologies, (4) debt repayments (for additional information see Note 9. Notes Payable, net in the notes to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K), (5) operating lease payments (for additional information see Note 10. Lease Obligations in the notes to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K), and (6) pursuing strategic initiatives.

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations with the significant research and development activities related to the development of our advanced technology and commercialization of such technology into its medical device business and with the service of our Promissory Note with Parker Hannifin Corporation. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements 12 months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans.

We do not expect, nor do our historical operating results suggest, that cash flows generated from operations will be sufficient to meet our material cash requirements in the long term. Management expects that our historical reliance on external financing, from both equity and debt financings, will continue to provide the capital necessary to meet its material cash requirements in the long term. Management has not yet determined the form such additional financing may take, but management expects that the most likely forms include one or more of the following: (i) underwritten offerings of shares of our common stock, (ii) sales of shares of our common stock under an "at the market" offering program, (iii)

issuing shares of our common stock upon the exercise of warrants at reduced exercise prices, (iv) incurring indebtedness with one or more financial institutions, (v) sale of product line or technology, and (vi) the factoring of trade receivables.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2024, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years
Term loan	$2,260	$156	$2,104
Promissory Note	3,437	1,250	2,187
Facility operating leases	953	481	472
Purchase obligations	1,263	1,263	—
Total	$7,913	$3,150	$4,763

Refer to Note 15. Commitments and Contingencies in our notes to the consolidated financial statements for additional information regarding our contractual obligations and lease commitments.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our most critical accounting estimates include:

•	the standalone selling prices used to allocate the contract consideration to the individual performance obligations in our device sales arrangements, which impact revenue recognition;
•	the unobservable inputs and assumptions used by management in estimating the fair value of our warrant liabilities, which impacts net income or loss;
•	the provision for credit losses on accounts receivable;
•	the valuation of inventory, which impacts gross profit margins;
•	the estimates made regarding the recoverability of our net deferred tax asset, which impacts our financial condition;
•	the fair value of the tangible and intangible assets acquired and liabilities assumed in our business combination;
•	future warranty costs;
•	accounting for leases; and
•	useful lives assigned to long-lived assets.

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management also made uncertain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities.

Provision for Credit Losses on Accounts Receivable

We carry accounts receivable at invoiced amounts less an allowance (or "provision") for credit losses. We review accounts receivables for collectability and determine an allowance for credit losses. The allowance for credit losses on accounts receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on historical bad debt expense, the aging of the accounts, known troubled accounts, customer payment history, and other currently available evidence.

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

Currently, we sell our products mainly in U.S. dollars, Euros, and Singapore dollars in our company entities in the Americas, EMEA, and APAC regions, respectively. We generate a portion of our revenue and collect receivables in foreign currencies other than the functional currencies of our company entities and, as such, we have foreign currency exposure. Future fluctuations in the foreign exchange rates of these currencies can result in foreign exchange gains and losses that may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2024, sales denominated in foreign currencies were approximately 43% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.7 million decrease to revenues for 2024.

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

Ekso Bionics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2024 and, since inception, has suffered significant operating losses and negative cash flows from operations. The Company expects to generate operating losses and negative operating cash flows in the future and will require additional funding to support the Company's planned operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Transaction Price Allocation for Contracts with Customers Containing Multiple Performance Obligations

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers may contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis and revenue is recognized when the distinct performance obligation is satisfied. The Company's device revenue is recognized at the point in time that the customer takes control of the device, generally upon shipment, and subscription and service revenues are recognized over time as the services are performed.

Auditing the Company’s revenue recognition was challenging, specifically related to the identification and determination of the distinct performance obligations, the allocation of the transaction price to the identified performance obligations, and the timing of revenue recognition. Certain arrangements required judgment to determine the distinct performance obligations, how the transaction price was allocated to the identified performance obligations, and the appropriate timing of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of the Company’s process and controls to determine the distinct performance obligations, allocation of the transaction price to the identified performance obligations, and the timing of revenue recognition.

Among the procedures we performed to test the determination of the distinct performance obligations, allocation of the transaction price to the identified performance obligations, and the timing of revenue recognition, we read executed contracts and purchase orders to understand the rights and obligations conveyed in the contractual arrangement, evaluated management’s assessment of the performance obligations and whether they were distinct, determined the reasonableness of the standalone selling price used by management in the allocation of the transaction price to the performance obligations, and tested the timing of revenue recognition for a sample of individual sales transactions. We evaluated the accuracy of the Company’s accounting conclusions, specifically related to the identification and determination of distinct performance obligations, allocation of the transaction price to the identified performance obligations, and the timing of revenue recognition.

Impairment Analysis of Indefinite-Lived Intangible Assets and Long-Lived Assets

Description of the Matter

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s indefinite-lived intangible assets are tested for impairment annually, or as deemed necessary if potential indicators of impairment exist. The Company also reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management makes critical assumptions and estimates in completing impairment assessments of its indefinite-lived intangible asset and long-lived assets. The Company’s cash flow projections include assumptions such as future sales and operating margin growth rates, economic conditions, discount rates and the royalty rate. The Company determined no impairment existed for the year ended December 31, 2024.

The Company’s impairment analysis related to its indefinite-lived intangible asset and long-lived assets requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the future sales and operating margin growth rates as well as the selection of discount rates and the royalty rate, which included the need to involve our valuation specialists.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s impairment review process. We evaluated the significant accounting policies relating to the Company’s impairment analyses, as well as management’s application of the policies, for appropriateness and reasonableness.

We obtained the Company’s impairment analyses and performed testing procedures on the underlying data and assumptions that were used in management’s analyses. To test the estimated fair values of the assets, we performed audit procedures that included, among other things, assessing methodologies used to determine the fair values and testing the significant assumptions discussed above and the accuracy of the underlying data used by the Company. For example, we evaluated management’s forecasted revenue growth rates used in the fair value estimates by comparing those assumptions to the historical results of the Company and current industry, market and economic forecasts. Additionally, we involved a valuation specialist to assist in evaluating the valuation methodologies and the significant assumptions such as discount rates and the royalty rate, as well as testing the mathematical accuracy of the calculations.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2010.

San Francisco, California

March 3, 2025

PCAOB ID Number 100

Ekso Bionics Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and restricted cash	$6,493	$8,638
Accounts receivable, net of allowances of $33 and $79, respectively	7,238	5,645
Inventories	4,571	5,050
Prepaid expenses and other current assets	541	875
Total current assets	18,843	20,208
Property and equipment, net	1,577	2,018
Right-of-use assets	788	977
Intangible assets, net	4,580	4,892
Goodwill	431	431
Other assets	433	392
Total assets	$26,652	$28,918

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,552	$1,847
Accrued liabilities	2,352	2,664
Deferred revenues, current	1,956	1,993
Notes payable, current	1,250	1,250
Lease liabilities, current	427	363
Total current liabilities	7,537	8,117
Deferred revenues	1,920	2,169
Notes payable, net	3,854	4,832
Lease liabilities	452	723
Warrant liabilities	1	366
Other non-current liabilities	181	105
Total liabilities	13,945	16,312
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 22,203 and 14,848 shares issued and outstanding as of December 31, 2024 and 2023, respectively	22	15
Additional paid-in capital	262,203	251,580
Accumulated other comprehensive income	957	156
Accumulated deficit	(250,475)	(239,145)
Total stockholders' equity	12,707	12,606
Total liabilities and stockholders' equity	$26,652	$28,918

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years ended December 31,
	2024	2023
Revenue	$17,925	$18,279
Cost of revenue	8,414	9,200
Gross profit	9,511	9,079

Operating expenses:
Sales and marketing	7,308	8,472
Research and development	3,874	5,025
General and administrative	8,789	10,694
Total operating expenses	19,971	24,191

Loss from operations	(10,460)	(15,112)

Other (expense) income, net:
Interest expense, net	(269)	(302)
Gain (loss) on revaluation of warrant liabilities	474	(133)
Loss on modification of warrant	(109)	—
Unrealized (loss) gain on foreign exchange	(965)	412
Other expense, net	(1)	(63)
Total other (expense) income, net	(870)	(86)

Net loss	(11,330)	(15,198)
Foreign currency translation adjustments	801	(407)
Comprehensive loss	$(10,529)	$(15,605)

Net loss per share applicable to common shareholders, basic and diluted	$(0.56)	$(1.10)
Weighted average number of shares outstanding, basic and diluted	20,161	13,867

See accompanying notes to consolidated financial statements

  Ekso Bionics Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	13,203	$13	$248,813	$563	$(223,947)	$25,442
Net loss	—	—	—	—	—	—	(15,198)	(15,198)
Issuance of common stock under:
Equity financing, net	—	—	451	1	660	—	—	661
Equity incentive plan	—	—	1,033	—	—	—	—	—
Matching contribution to 401(k) plan	—	—	161	1	249	—	—	250
Stock-based compensation	—	—	—	—	1,858	—	—	1,858
Foreign currency translation adjustments	—	—	—	—	—	(407)	—	(407)
Balance as of December 31, 2023	—	$—	14,848	15	251,580	156	(239,145)	12,606
Net loss	—	—	—	—	—	—	(11,330)	(11,330)
Issuance of common stock and warrants under:
Equity financing, net	—	—	6,172	6	9,014	—	—	9,020
Exercise of Pre-Funded Warrants	—	—	335	—	—	—	—	—
Issuance of common stock under:
Equity incentive plan	—	—	685	1	—	—	—	1
Matching contribution to 401(k) plan	—	—	163	—	237	—	—	237
Stock-based compensation	—	—	—	—	1,372	—	—	1,372
Foreign currency translation adjustments	—	—	—	—	—	801	—	801
Balance as of December 31, 2024	—	$—	22,203	$22	$262,203	$957	$(250,475)	$12,707

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Years ended December 31,
	2024	2023
Operating activities
Net loss	$(11,330)	$(15,198)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,608	1,698
Changes in provision for credit losses on accounts receivable	171	72
Common stock contribution to 401(k) plan	257	378
Stock-based compensation expense	1,373	1,858
(Gain) loss on revaluation of warrant liabilities	(474)	133
Loss on modification of warrant	109	—
Unrealized loss (gain) on foreign currency transactions	965	(412)
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	(1,208)
Inventories	257	232
Prepaid expenses and other assets current and noncurrent	329	(158)
Accounts payable	(288)	(1,307)
Accrued, lease and other current and noncurrent liabilities	(599)	(134)
Deferred revenues	(257)	1,992
Net cash used in operating activities	(9,846)	(12,054)
Investing activities
Acquisition of property and equipment	(37)	(157)
Net cash used in investing activities	(37)	(157)
Financing activities
Principal payments under note payable	(1,250)	(313)
Proceeds from issuance of common stock, net	9,019	661
Net cash provided by financing activities	7,769	348
Effect of exchange rate changes on cash	(31)	(24)
Net decrease in cash	(2,145)	(11,887)
Cash and restricted cash at beginning of the year	8,638	20,525
Cash and restricted cash at end of the year	$6,493	$8,638

Supplemental disclosure of cash flow activities
Cash paid for interest	$182	$191
Cash paid for income taxes	$8	$45

Supplemental disclosure of non-cash activities
Share issuance for common stock contribution to 401(k) plan	$238	$250
Transfer of inventory (from) to property and equipment	$199	$(82)
Initial recognition of (adjustment to) operating lease liabilities and right of use assets	$180	$(10)

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1. Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops, and markets exoskeleton products that augment human strength, endurance and mobility. The primary end market for our exoskeleton technology is healthcare, where our technology primarily serves people with physical disabilities or impairments in both physical rehabilitation and mobility. The Company has marketed devices that (i) enable individuals with neurological conditions affecting gait, including acquired brain injury ("ABI") and multiple sclerosis ("MS"), and spinal cord injury ("SCI") to rehabilitate and to stand and walk in neurorehabilitation settings and, for patients with a SCI, for home and community use, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

Unless otherwise indicated, all dollar and share amounts included in these notes to the consolidated financial statements are in thousands.

Liquidity and Going Concern

As of December 31, 2024, the Company had an accumulated deficit of $250,475. Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. During the year ended December 31, 2024, the Company used $9,846 of cash in its operations. Cash on hand as of  December 31, 2024 was $ 6,493.

As described in Note 9. Notes Payable, net, borrowings under the Company’s secured term loan agreement with Banc of California are subject to a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance, which is due in full in August 2026. As of December 31, 2024, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of  December 31, 2024 was approximately $4,493.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. Management intends to raise funds through one or more financings. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. If we are unable to complete sufficient additional financings, management’s plans include delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocused sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

The consolidated financial statements include the financial statements of Ekso Bionics Holdings, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

For the year ended December 31, 2024, the Company reclassified one of its assets presented in the Note 6. Property and Equipment, net in the notes to our consolidated financial statements. One of the assets have been reclassified to "Machinery and equipment" from "Furniture and office equipment" as applicable. Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, intangible and tangible assets acquired and liabilities assumed in business combinations, the allocation of contract consideration to the individual performance obligations in our device sales arrangements, which impact revenue recognition and deferred revenue, the provision for credit losses on accounts receivable, the valuation of warrants and employee equity awards, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. Actual results could differ from those estimates.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Accumulated Other Comprehensive Income

The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income presented on the consolidated balance sheets for the year ended December 31, 2024 and 2023, is reflected in the table below net of tax:

Accumulated Other
Comprehensive
Income
Balance as of December 31, 2022	$563
Net unrealized loss on foreign currency translation	(407)
Balance as of December 31, 2023	156
Net unrealized gain on foreign currency translation	801
Balance as of December 31, 2024	$957

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company's cash balances held in domestic banks are deposited into accounts at various financial institutions with each balance under the $250 Federal Deposit Insurance Corporation ("FDIC") insurance limit. The Company has significant cash balances at foreign financial institutions that regularly exceed the applicable country cash deposit insurance limits of approximately $100 at each of the Company's two foreign banks. Any foreign exchange loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

The Company had two customers with an accounts receivable balance totaling 10% or more of the Company's total accounts receivable as of December 31, 2024, as compared with no customers as of December 31, 2023.

The Company had one customer with sales of 10% or more of the Company’s total revenue for the years ended December 31, 2024 and 2023 (17% and 15%, respectively).

Accounts Receivable and Allowance for Credit Losses

The Company carries accounts receivable at invoiced amounts less an allowance (or "provision") for credit losses. The Company reviews accounts receivables for collectability and determines an allowance for credit losses. The allowance for credit losses on accounts receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on historical bad debt expense, the aging of the accounts, known troubled accounts, customer payment history, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. Accounts receivables are charged off after all reasonable means to collect the full amount, including litigation where appropriate, have been exhausted. The Company has not experienced material losses related to accounts receivable during the years ended  December 31, 2024 and 2023. The Company's accounts receivable balances, net of allowances, as of December 31, 2024, 2023, and 2022 were $7,238, $5,645 and $4,625, respectively.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Inventories consisted of the following:

	December 31,
	2024	2023
Raw materials	$3,551	$4,298
Work in progress	177	290
Finished goods	843	462
Inventories	$4,571	$5,050

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the related term of the lease. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from the Company’s use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment were impaired as of December 31, 2024 and 2023. No impairment loss has been recognized in the years ended December 31, 2024 and 2023.

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

The Company determined no impairment existed for the years ended  December 31, 2024 and December 31, 2023.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Intangible Assets

Other intangible assets include developed technology, acquired intellectual property, and customer relationships, in the case of finite-lived intangibles, and trade names in the case of indefinite-lived intangibles. Finite-lived intangibles are amortized over their estimated useful lives and are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, or as deemed necessary if potential indicators of impairment exist.

The Company determined no impairment existed for the year ended  December 31, 2024 and  December 31, 2023.

Warrant Valuation

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that it may need to settle the warrants in cash.

Where there is a possibility that the Company may have to settle warrants in cash, it estimates the fair value of the issued warrants as a liability at each reporting date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option-pricing model (the “Black-Scholes Model”) and the Binomial Lattice model (the "Lattice Model"). The Black-Scholes Model requires inputs, such as the expected volatility, expected term, exercise price, risk-free interest rate, and the value of the underlying security. The Lattice Model provides for assumptions regarding expected volatility, expected term, exercise price, risk-free interest rates, the value of the underlying security, and the probability of and likely timing of a specific event within the period to maturity. These values are subject to a significant degree of the Company's judgment. The Company’s common stock price represents a significant input that affects the valuation of the warrants.

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

The Company generally does not grant a right of return for its products. The Company exercised judgement to determine that a product return reserve was not required as of December 31, 2024 and 2023, as historical returns activity have not been material and the Company's expectations and estimates regarding future returns have not changed.

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

The Company has, from time to time, modified the terms of its stock options and RSUs to certain employees and directors. The Company accounts for the incremental compensation cost, which is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification, as an expense for vested awards or over the remaining service (vesting) period for unvested awards.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Accounting Pronouncements Adopted in 2024

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity, which requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. Public entities that have a single reportable segment are required to apply the disclosure requirements. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This standard is applicable to the Company due to the single reportable segment requirement. The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2024. As this standard only impacts disclosures, it did not have a material impact on the Company's consolidated financial statements. For additional information, refer to Note 16. Segment Disclosures.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The Company is not early adopting ASU 2023-09 and is currently evaluating the impact of this pronouncement on the Company's related consolidated disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related consolidated disclosures.

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

	Years ended December 31,
	2024	2023
Numerator
Adjusted net loss used for dilution calculation	$(11,330)	$(15,198)

Denominator
Weighted-average number of shares outstanding(1)	20,161	13,867
Effect of potential dilutive shares	—	—
Dilutive weighted-average number of shares outstanding	20,161	13,867

Net loss per share, basic and diluted	$(0.56)	$(1.10)

(1) Includes the weighted average effect of the Pre-Funded Warrant, the exercise of which requires nominal consideration for the delivery of the shares of common stock.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive as of the end of each period presented:

	Years ended December 31,
	2024	2023
Options to purchase common stock	183	252
Restricted stock units	1,025	1,305
Warrants for common stock(1)	12,995	1,240
Total common stock equivalents	14,203	2,797
(1) Represents the number of shares of common stock underlying our outstanding warrants as of such dates, except for the 2,900 shares of common stock underlying the Pre-Funded Warrant issued during the year ended December 31, 2024. The weighted average number of common shares outstanding, used in the basic and diluted Net loss per share as of December 31, 2024, includes the weighted average effect of the Pre-Funded Warrant issued in connection with the September 2024 firm commitment underwritten public offering, the exercise of which requires nominal consideration for the delivery of the shares of common stock. Refer to Note 12. Capitalization and Equity Structure — Warrants for additional information regarding the warrants.

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

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2024
Liabilities
Warrant liabilities	$1	$—	$—	$1

December 31, 2023
Liabilities
Warrant liabilities	$366	$—	$—	$366

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the years ended December 31, 2024 and 2023, which were measured at fair value on a recurring basis:

Warrant
Liability
Balance as of December 31, 2022	$233
Loss on revaluation of warrants issued in 2021, June 2020, December 2019, and May 2019 equity financings	133
Balance as of December 31, 2023	$366
Gain on revaluation of warrants issued in 2021, June 2020, December 2019, and May 2019 equity financings	$(474)
Loss on modification of warrant	109
Balance as of December 31, 2024	$1

See Note 12 in the notes to consolidated financial statements under the caption Capitalization and Equity Structure – Warrants for a description of the warrants accounted for as a liability, including the method and inputs used to estimate their fair value.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

5. Revenue

The Company’s revenue is primarily generated through the sale and subscription of the EksoNR, Ekso Indego Therapy, and Ekso Indego Personal devices, along with the sale of support and maintenance contracts. Revenue from device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of these devices. Support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements ranging from 12 to 48 months. Revenue is recognized evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the contract term, typically over 24 months.

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts, but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenue consisted of the following:

	December 31, 2024	December 31, 2023
Deferred extended maintenance and support	$3,669	$3,993
Deferred device and advances	207	169
Total deferred revenues	3,876	4,162
Less current portion	(1,956)	(1,993)
Deferred revenues, non-current	$1,920	$2,169

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

Deferred revenue activity consisted of the following for the years ended  December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning balance	$4,162	$2,153
Deferral of revenue	3,331	4,727
Recognition of deferred revenue	(3,617)	(2,718)
Ending balance	$3,876	$4,162

The Company expects to recognize approximately $1,956 of the deferred revenue during 2025, $1,023 in 2026, and $897 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $3,364, which includes customer orders received but not fulfilled and other ancillary products and services of $2,951, expected to be recognized across 2025 and 2026, and contracts for subscription units of $413, expected to be recognized across 2025 and 2026.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2024:

Total
Device revenue	$13,323
Service and support	3,121
Subscriptions	527
Parts and other	954
$17,925

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2023:

Total
Device revenue	$14,132
Service and support	2,821
Subscriptions	967
Parts and other	359
$18,279

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa region ("EMEA"), and (3) Asia Pacific region ("APAC"). Individual countries with revenue greater than 10% of total revenue for the year ended December 31, 2024 and 2023 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Year ended December 31,
	2024	2023
United States	$9,712	$12,500
Other	421	495
Americas	10,133	12,995
France	3,006	181
Other	2,936	3,584
EMEA	5,942	3,765
APAC	1,850	1,519
	$17,925	$18,279

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2024	2023
Company-owned device fleet	1-5	$2,572	$2,828
Molds and other tools	5-7	1,424	1,418
Machinery and equipment	3-7	380	401
Software	3-5	234	234
Leasehold improvement	1-3	194	178
Furniture and office equipment	3-7	114	114
		4,918	5,174
Accumulated depreciation and amortization		(3,341)	(3,156)
Property and equipment, net		$1,577	$2,018

Depreciation expense of Property and equipment, net totaled $658 and $726 for the years ended December 31, 2024 and 2023, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2024	2023
Salaries, benefits and related expenses	$1,684	$2,058
Device warranty	474	461
Other	194	145
Total	$2,352	$2,664

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in the EMEA, and one to three years in the APAC. Warranty costs are reflected in the consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the years ended December 31, 2024 and 2023 is as follows:

	Warranty
	2024	2023
Balance at beginning of the period	$566	$413
Additions for estimated future expense	730	619
Incurred costs	(641)	(466)
Balance at end of the period	$655	$566

Current portion	$474	$461
Long-term portion	181	105
Total	$655	$566

8. Goodwill and Intangible Assets

On December 5, 2022, the Company acquired the Human Motion Control ("HMC") business unit from Parker (the "HMC Acquisition"). The assets acquired from the business unit included intellectual property rights associated with the Ekso Indego Personal, Ekso Indego Therapy, Nomad, and future potential products in the orthotics and prosthetics space.

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

The Company determined no impairment existed for goodwill in the years ended December 31, 2024 and 2023.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Intangible Assets

The following table summarizes the components of gross intangible assets, accumulated amortization, and net carrying values for definite- and indefinite-lived intangible asset balances as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,310	$(598)	$1,712	$2,310	$(310)	$2,000
Trade name	2,310	N/A	2,310	2,310	N/A	2,310
Intellectual property	460	(6)	454	460	—	460
Customer relationships	140	(36)	104	140	(18)	122
Below market lease	—	—	—	20	(20)	—
Total intangible assets	$5,220	$(640)	$4,580	$5,240	$(348)	$4,892

Definite-lived intangible assets are amortized over their estimated lives using the straight-line method, which is estimated as eight years for developed technology, 12 years for intellectual property and eight years for customer relationships. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded.  The Company determined no impairment existed for intangible assets for the years ended  December 31, 2024 and 2023.

The estimated future amortization expenses related to definite-lived intangible assets as of December 31, 2024 were as follows:

Fiscal Year	Amount
2025	$345
2026	345
2027	345
2028	345
Thereafter	890
Total	$2,270

Amortization expense related to the acquired definite-lived intangible assets was $312 and $325 for the years ended December 31, 2024 and 2023, respectively, and was included as a component of operating expenses and cost of revenue in the consolidated statement of operations and comprehensive loss.

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

The Company was required to pay accrued interest on the current loan on the 13th day of each month through and including August 13, 2023, at which time the unpaid principal and accrued and unpaid interest was due and payable in full. On August 17, 2023, the Company entered into an amendment to the BoC Loan Agreement, extending the maturity date to August 13, 2026 with interest-only payments until such date, having daily borrowings bearing interest at a variable annual rate equal to the greater of the Lender's "prime rate" then in effect and 4.50%, and caused the Company to maintain all of its depository, operating, and investment accounts with the Lender. The Company determined this amendment constituted a loan modification under ASC 470, and used the updated imputed interest rate to recalculate debt discounts, debt issuance costs and final payment to be amortized over the new term.

The BoC Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the Lender or subject to control agreements in favor of the Lender in an amount equal to at least the outstanding balance of the BoC Term Loan, which was $2,000 as of December 31, 2024. It also contains a primary depository covenant, which restricts the Company from having more than $1,000 held in subsidiary accounts outside of the United States. As of December 31, 2024, the Company was compliant with all covenants.

The interest rate of the BoC Term Loan is subject to increase in the event of late payment and after occurrence of and during the continuation of an event of default. The Company may elect to prepay the BoC Term Loan at any time, in whole or in part, without penalty or premium.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 8.55% and 8.81% for the years ended December 31, 2024 and 2023, respectively. The debt issuance costs and debt discounts are amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the BoC Term Loan totaled $171 and $176 for the years ended December 31, 2024 and 2023, respectively.

The following table presents scheduled principal payments of the Company's BoC Term Loan as of December 31, 2024:

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

The Company recorded the Promissory Note of $4,055 in its consolidated balance sheets under the captions Notes payable, current and Notes payable, net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's BoC Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.79% and 7.18% for the years ended December 31, 2024 and 2023, respectively. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $271 and $320 for the years ended December 31, 2024 and 2023, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table presents scheduled principal payments of the Promissory Note as of December 31, 2024:

Period	Amount
2025	$1,250
2026	1,250
2027	937
Total principal payments	3,437
Less debt discount	(330)
Note payable, net	$3,107

Current portion	1,250
Long-term portion	1,857
Note payable, net	$3,107

10. Lease Obligations

The Company's operating lease agreement for its headquarters and manufacturing facility in San Rafael, California (the "San Rafael Lease") commenced in July 2022 and expires in November 2026, and it provides the Company with the option to renew for an additional three-year period at the prevailing market rate at the time of extension.

The San Rafael Lease constitutes an operating lease under ASC 842, and the Company estimates the lease term as July 2022 through November 2026. The option to extend for a three-year period lacks significant economic incentives and disincentives, which would make exercise reasonably certain. Fixed lease payments for identified lease components over the identified term have been discounted at the Company's estimated incremental borrowing rate as of the date of contract execution and are reflected in the consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as common area maintenance costs, are excluded from the lease liability calculation and expensed as incurred. The Company records a straight-line monthly rent expense for the San Rafael Lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The Company’s future lease payments as of December 31, 2024, which are presented as Lease liabilities, current and Lease liabilities on the Company’s consolidated balance sheets, are as follows:

Operating
Period	Leases
2025	$481
2026	431
2027	41
Total lease payments	953
Less: imputed interest	(74)
Present value of lease liabilities	$879

Lease liabilities, current	$427
Lease liabilities	452
Total lease liabilities	$879

Weighted-average remaining term (in years)	1.9
Weighted-average discount rate	8.4%

Lease expense under the Company’s operating leases was $588 and $548, for the years ended December 31, 2024 and 2023, respectively.

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan (the "401(k) Plan"), in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. The Company makes matching contributions in the form of shares of the Company's common stock to the 401(k) Plan in an amount equal to 50% of employee contributions (up to the statutory limit), subsequent to year-end. During the years ended December 31, 2024 and 2023, the Company issued 163 and 161 shares of common stock with a fair value of $237 and $249, respectively, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution, representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2024 and 2023. The expense for the 401(k) Plan share matching was $257 and $378 for the years ended December 31, 2024 and 2023, respectively.

12. Capitalization and Equity Structure

Summary

The Company’s authorized capital stock as of  December 31, 2024 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of December 31, 2024, there were 22,203 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

September 2024 Offering

On August 29, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC as underwriter (the "Underwriter") pursuant to which the Company issued and sold, in a firm commitment underwritten public offering (the "September 2024 Offering"), 3,100 shares of common stock, a Pre-Funded Warrant to purchase 2,900 shares of common stock (the "Pre-Funded Warrant"), Series A Warrants to purchase an aggregate of 6,000 shares of common stock (the "Series A Warrants"), and Series B Warrants to purchase an aggregate of 6,000 shares of common stock (the "Series B Warrants"). The September 2024 Offering closed on September 3, 2024. The Company received net proceeds of approximately $5,003 in the September 2024 Offering, after deducting the underwriting discount and commissions and offering expenses paid by the Company. The Company is using the net proceeds from the September 2024 Offering for general corporate purposes, which includes growth and expansion of our Personal Health products as the Company works to increase its revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting the Company's other working capital needs.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5,000 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. In June 2023, the Company entered into an amendment to the ATM Agreement that removed the requirement that shares of the Company's common stock may not be sold for a price lower than $6.75 per share. During the year ended December 31, 2024, the Company sold 105 shares of common stock under the ATM Agreement at an average price of $1.43, for aggregate proceeds of $85, net of commission and issuance costs. During the year ended December 31, 2023, the Company sold 451 shares of common stock under the ATM Agreement at an average price of $1.59, for aggregate proceeds of $661, net of commission and issuance costs. As of December 31, 2024, the Company has $4,134 available for future offerings under the prospectus filed with respect to the ATM Agreement.

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

Warrants

Warrants outstanding as of December 31, 2024 and  December 31, 2023 were as follows:

	Exercise	Remaining term
Source	Price	(Years)	December 31, 2023	Issued	Expired	Exercised	December 31, 2024
September 2024 Pre-Funded Warrants	$0.001	*	—	2,900	—	(335)	2,565
September 2024 Series A Warrants	$1.00	4.7	—	6,000	—	—	6,000
September 2024 Series B Warrants	$1.00	0.7	—	6,000	—	—	6,000
2021 Warrants	$12.81	1.1	273	—	—	—	273
June 2020 Investor Warrants	$5.18	0.9	127	—	—	—	127
June 2020 Placement Agent Warrants	$5.64	0.4	39	—	—	—	39
December 2019 Warrants	$8.10	0.5	556	—	—	—	556
December 2019 Placement Agent Warrants	$8.44	0.0	52	—	(52)	—	—
May 2019 Warrants	$1.55	0.0	193	—	(193)	—	—
			1,240	14,900	(245)	(335)	15,560

(*) The September 2024 Pre-Funded Warrant exercise term does not expire.

335 warrants were exercised during the year ended  December 31, 2024, compared to no warrants exercised during the same period of 2023. The weighted average exercise price of the warrants outstanding as of December 31, 2024 was $1.34.

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

2021 Warrants

In February 2021, the Company issued warrants ("the 2021 Warrants"), exercisable for up to 273 shares of the Company’s common stock at an exercise price of $12.81 per share. The 2021 Warrants were exercisable immediately and expire on February 11, 2026. The 2021 Warrants  may be exercised, at the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the 2021 Warrant. However, a holder will not be entitled to exercise any portion of the 2021 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	December 31, 2024	December 31, 2023
Current share price	$0.61	$2.50
Conversion price	$12.81	$12.81
Risk-free interest rate	3.94%	4.20%
Expected term (years)	1.11	2.11
Volatility of stock	106.7%	76.5%

June 2020 Investor Warrants

In June 2020, the Company issued warrants (the "June 2020 Investor Warrants"), exercisable for up to 874 shares of the Company’s common stock at an exercise price of $5.18 per share. The June 2020 Investor Warrants were immediately exercisable and expire on December 10, 2025. The June 2020 Investor Warrants  may be exercised, at the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the June 2020 Investor Warrant. However, a holder will not be entitled to exercise any portion of the June 2020 Investor Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	December 31, 2024	December 31, 2023
Current share price	$0.61	$2.50
Conversion price	$5.18	$5.18
Risk-free interest rate	4.03%	4.26%
Expected term (years)	0.94	1.94
Volatility of stock	89.7%	78.2%

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	December 31, 2024	December 31, 2023
Current share price	$0.61	$2.50
Conversion price	$5.64	$5.64
Risk-free interest rate	4.47%	4.54%
Expected term (years)	0.44	1.44
Volatility of stock	89.7%	83.0%

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering"), the Company issued warrants (the "December 2019 Warrants") to purchase 556 shares of common stock. The December 2019 Warrants are currently exercisable, have an exercise price of $8.10 per share, and expire on June 21, 2025. The December 2019 Warrants  may be exercised, at the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the December 2019 Warrant. However, a holder will not be entitled to exercise any portion of the December 2019 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The December 2019 Warrants will be automatically exercised on a cashless basis on their expiration date. The December 2019 Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the December 2019 Warrants, the holders of the December 2019 Warrants will be entitled to receive upon exercise of the December 2019 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the December 2019 Warrants immediately prior to such Fundamental Transaction. Alternatively, the Company or any successor entity will, at the option of a holder of a December 2019 Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s December 2019 Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s December 2019 Warrant within five trading days after the notice of exercise by the holder of the put option. Because of this put-option provision, the December 2019 Warrants are classified as a liability and are marked to market at each reporting date.

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	December 31, 2024	December 31, 2023
Current share price	$0.61	$2.50
Conversion price	$8.10	$8.10
Risk-free interest rate	4.43%	4.53%
Expected term (years)	0.46	1.47
Volatility of stock	89.3%	82.3%

December 2019 Placement Agent Warrants

In December 2019, in connection with the December 2019 Offering, the Company issued warrants to purchase 52 shares of the Company’s common stock to the placement agent for such offering (the "December 2019 Placement Agent Warrants"). The December 2019 Placement Agent Warrants had substantially the same form as the December 2019 Warrants, except that they had an exercise price per share equal to $8.44, subject to adjustment in certain circumstances, and expired on December 18, 2024.

The warrant liability related to the December 2019 Placement Agent Warrants was measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Placement Agent Warrants:

	December 31, 2024	December 31, 2023
Current share price	N/A	$2.50
Conversion price	N/A	$8.44
Risk-free interest rate	N/A	4.82%
Expected term (years)	—	0.97
Volatility of stock	N/A	85.2%

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

	December 31, 2024	December 31, 2023
Current share price	N/A	$1.88
Conversion price	N/A	$3.52
Risk-free interest rate	N/A	5.28%
Expected term (years)	—	0.40
Volatility of stock	N/A	77.5%

(1) As of December 31, 2023, management determined that a financing event was likely in the first quarter of 2024, and reduced the share price used in the model by 25% in order to reflect the total amount that would be realized accordingly.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

13. Stock-based Compensation

2014 Equity Incentive Plan

In 2014, the Board of Directors and a majority of the stockholders adopted the Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which expired on January 31, 2024. Following such expiration and prior to the 2024 Annual Meeting of Stockholders (the "Annual Meeting"), no grants were made under the 2014 Plan. On June 6, 2024, the Company held its Annual Meeting, whereby the Board of Directors and a majority of the stockholders adopted, amended, and restated the 2014 Plan (the "Restated 2014 Plan") to extend the term of the 2014 Plan until April 15, 2034, and to increase the total number of shares of common stock authorized for issuance by 1,000 shares relative to the amount available for issuance at the time the 2014 Plan expired. As of December 31, 2024, the total number of shares authorized for grant under the Restated 2014 Plan is shown in the table below:

Original share pool	137
2015 increase	111
2017 increase	67
December 2017 increase (ratified in June 2018)	293
2019 increase	233
March 2020 increase	333
December 2020 increase	800
2022 increase	550
2023 increase	1,200
2024 increase	1,000
Total shares authorized for grant as of December 31, 2024	4,724

Under the terms of the Restated 2014 Plan, the Board of Directors may award restricted stock, restricted stock units, stock options, stock appreciation rights and dividend equivalent rights having either a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions or any other security with the value derived from the value of the shares.

Shares available for future grant as of December 31, 2024 under the Restated 2014 Plan was as follows:

Shares Available
For Grant
Available as of December 31, 2023	277
Share pool increase	1,000
Granted	(703)
Forfeited	49
Expired	69
Available as of December 31, 2024	692

Restricted Stock Units

The Company issues time-based RSUs and PSUs to employees and non-employees. Each RSU and PSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. PSUs vest upon achievement of performance targets based on the Company's annual operating plan. The fair values of RSUs and PSUs are determined based on the closing price of the Company’s common stock on the date of grant.

Combined RSU and PSU activity for the year ended December 31, 2024 is summarized below:

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2023	1,305	$1.67
Granted	703	$1.08
Vested	(934)	$1.75
Forfeited	(49)	$1.76
Unvested as of December 31, 2024	1,025	$1.22

The total grant-date fair value of RSUs and PSUs that vested during the year ended December 31, 2024 was $1,204. As of December 31, 2024, $713 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.29 years.

Stock Options

The Board of Directors may grant stock options under the 2014 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The maximum term of an incentive stock option granted to participants may not exceed ten years. Subject to the limitations discussed above, the Board of Directors determines the term and exercise or purchase price of other awards granted under the Restated 2014 Plan. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the Restated 2014 Plan vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may grant options to purchase common stock to non-employees for advisory and consulting services. Upon exercise of a stock option, the Company issues new shares of common stock.

A summary of the stock option activity during the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at beginning of year	251	$36.19
Forfeited	—	$—
Expired	(68)	$48.61
Outstanding at end of year	183	$31.53	3.59	$—
Vested and expected to vest	183	$31.53	3.58	$—
Exercisable at year end	183	$31.53	3.59	$—

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

No stock options were exercised during the years ended December 31, 2024 and 2023.

As no stock options were granted during the years ended December 31, 2024 and December 31, 2023, there was no related weighted-average grant date fair value. The total grant date fair value of stock options vested during the years ended  December 31, 2024 and 2023 was $0 and $58, respectively.

As of December 31, 2024, total unrecognized compensation cost related to unvested stock options was $0.

The following table summarizes information about stock options outstanding as of December 31, 2024:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted		Weighted
Exercise	Number of	Contractual Life	Average	Number of	Average
Prices	Shares	(Years)	Price	Shares	Price
$5.55 - $5.70	47	5.05	$5.69	47	$5.69
$9.15 - $26.39	62	3.95	$16.88	62	$16.86
$26.85 - $54.15	47	3.32	$31.69	47	$31.71
$60.00 - $196.35	27	1.03	$108.43	27	$108.43
	183	3.63	$31.53	183	$31.53

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Compensation Expense

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of services provided. Stock-based compensation expense related to RSUs and PSUs was recorded as follows:

	Years Ended December 31,
	2024	2023
Sales and marketing	$98	$260
Research and development	220	423
General and administrative	1,055	1,175
	$1,373	$1,858

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, the Company has 33 shares of common stock reserved for issuance, subject to adjustment in the event of a stock split, stock dividend, combination, reclassification or similar event. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2024, the Company had not initiated employee enrollment to the plan.

14. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Domestic	$(11,576)	$(13,521)
Foreign	246	(1,677)
Loss before income taxes	$(11,330)	$(15,198)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2024 and 2023 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through Germany and Singapore for which taxes were included in other expenses, net for the years ended December 31, 2024 and 2023, and determined to be immaterial, and accordingly, such amounts were excluded from the following tables.

Income tax expense (benefit) for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

	Years Ended December 31,
	2024	2023
Federal tax at statutory rate	21.0%	21.0%
State tax, net of federal tax effect	—	—
Research and development credit	(0.1)	1.1
Change in valuation allowance	(13.5)	(12.5)
Unrealized gain on warrant	0.7	(0.2)
Stock-based compensation	(4.7)	(1.7)
Other	(2.8)	(0.7)
Foreign	(0.6)	(7.0)
Total tax expense (benefit)	—%	—%

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Depreciation and other	$119	$136
Net operating loss carryforwards	54,001	52,448
Research and development tax credits	2,210	2,219
Accruals and reserves	235	311
Capitalized research and development costs	1,817	1,422
Deferred revenue	400	220
Stock compensation expense	1,028	1,493
Lease assets	154	178
Other	48	50

Deferred tax liabilities:
Lease liabilities	(133)	(152)
Prepaid expenses	(54)	(56)
Less: Valuation allowance	(59,825)	(58,269)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $1,556 and $4,269 in the years ended December 31, 2024 and 2023, respectively.

The Tax Cuts and Jobs Act of 2017 ("TCJA") made a significant change to Section 174 that went into effect for taxable years beginning after December 31, 2021. The change eliminated the ability to currently deduct research and development costs. Instead, these costs must be capitalized and amortized. As a result, the Company capitalized research and development costs of $3.9 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $203,860. The federal net operating loss carryforwards of $120,792 generated before January 1, 2018 will begin to expire in 2027, and $83,068 will carryforward indefinitely but are subject to the 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of $2,353 that will expire beginning in 2031, if not utilized.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

As of December 31, 2024, the Company had state net operating loss carryforwards of $133,371, which will begin to expire in 2025. The Company also had state research and development tax credit carryforwards of $752, which have no expiration.

As of December 31, 2024, the Company had foreign net operating loss carryforwards of $12,552. The foreign net operating loss carryforwards do not expire.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and 2023, were as follows:

	Years Ended December 31,
	2024	2023
Beginning balances as of January 1, 2024 and 2023	$1,894	$716
(Decrease) increase of unrecognized tax benefits taken in prior years	(58)	9
Increase of unrecognized tax benefits related to current year	—	1,169
Ending balances as of December 31, 2024 and 2023	$1,836	$1,894

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2024. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, Germany, and Singapore. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2024 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2019 to 2024 tax years will remain open for examination by the German tax authority for four years from the end of the year in which the applicable return was filed. The Company’s 2020 to 2024 tax years will remain open for examination by the Singapore tax authority for four years from the date of the applicable assessment.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1,263 as of December 31, 2024, which are expected to be paid within one year, and $2,783 as of December 31, 2023. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $953 payable over the lease terms of the San Rafael Lease, the Ohio Lease and the Hamburg Lease as disclosed in Note 10. Lease Obligations.

Other Contractual Obligations

The following table summarizes the Company's outstanding contractual obligations, including interest payments, as of December 31, 2024 and the effect those obligations are expected to have on its liquidity and cash flows in future periods:

	Payments Due By Period
		Less than
	Total	one year	1-3 Years
Term loan	$2,260	$156	$2,104
Promissory note	3,437	1,250	2,187
Facility operating leases	953	481	472
Total	$6,650	$1,887	$4,763

Loss Contingencies

In the normal course of business, the Company is subject to various legal matters. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

16. Segment Disclosures

Operating segments are defined as components of a public entity for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is its chief executive officer who reviews financial information, annual operating plans, and long-range forecasts, presented on a consolidated basis, for purposes of making operating decisions, evaluating financial performance, and allocating resources. The Company is managed as a single operating segment that primarily serves people with physical disabilities or impairments in both physical rehabilitation and mobility in the healthcare market. Managing the Company's business activities on a consolidated basis allows the Company to benefit from the value its healthcare products provide across the care continuum.

The Company’s CODM uses net loss as presented on the consolidated statements of operations and comprehensive loss to measure segment loss and assesses financial performance against expectations for the Company's single reportable segment to decide how to allocate resources. Additionally, the CODM reviews and uses segment expenses included in net loss to manage the Company’s operations and assess operating performance. The measure of segment assets is reported on the Company's consolidated balance sheets as total assets. The significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations and comprehensive loss. These significant segment expenses include cost of revenue, sales and marketing, research and development and general and administrative expenses. Other segment items that are presented on the consolidated statements of operations and comprehensive loss include interest expense, net, gain (loss) on revaluation of warrant liabilities, loss on modification of warrant, unrealized (loss) gain on foreign exchange and other expense, net. The Company’s entity-wide disclosures, including the breakout of revenue by major source and geographies, are included in Note 5. Revenue.

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

The total settlement amount was $325 and paid in cash over 14 months, with an initial payment of $145 paid in the first 40 days and $15 per month for the remaining 12 months. The total settlement amount was fully paid in April 2024. The Company had a liability of $0 and $60 related to this settlement on its consolidated balance sheets under the caption Accrued liabilities as of December 31, 2024 and 2023, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our management believes that based on such criteria, as of December 31, 2024, our internal control over financial reporting is effective.

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
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

PART  III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of December 31, 2024.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2024.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the heading “Ownership of our Common Stock,” to be filed with the SEC within 120 days of December 31, 2024.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2024.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2025 Annual Meeting of Stockholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2024.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

PART  IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: The following financial statement documents are included as part of Item 8 to this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

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

4.9	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.9 to the Registrant's Annual Report on Form 10-K filed March 4, 2024)

4.10	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 11, 2021)

4.11	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 3, 2024)

4.12	Form of Series A Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed September 3, 2024)

4.13	Form of Series B Warrant (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed September 3, 2024)

10.1

At The Market Offering Agreement, by and among Ekso Bionics Holdings, Inc., and H.C. Wainwright & Co., LLC (incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2020)

10.2	Amendment No. 1 to At The Market Offering Agreement, dated June 12, 2023, between Ekso Bionics Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed June 12, 2023)

10.3	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.4†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024)

10.5†	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6†	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.7†

Form of Restricted Stock Unit Award under Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024)

10.8†	2017 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement on Schedule 14 filed on April 28, 2017)

10.8†	Scott Davis Offer Letter dated February 22, 2021 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 21, 2022)

10.10†#*	Jason Jones Offer Letter dated January 2, 2023

10.11†	Jerome Wong Officer Offer letter, dated October 26, 2022 (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.12

Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.13

Exclusive License Agreement, dated as of July 14, 2008, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a/ Berkeley Bionics and formerly d/b/a Berkeley ExoWorks (as amended by Amendment #1 to Exclusive License Agreement, dated as of May 20, 2009, by and between The Regents of the University of California and Berkeley Bionics) (incorporated by reference from Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

10.14

License Agreement between Vanderbilt University and Parker Hannifin Corporation, dated as of October 15, 2012 (as amended by the first amendment dated as of June 15, 2014, the second amendment dated as of December 1, 2018, and the third amendment dated as of May 1, 2019) (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.15

License Agreement between Vanderbilt University and Parker Hannifin Corporation dated as of March 1, 2022 (incorporated by reference from Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.16

Vanderbilt Assignment and Assumption Agreement between Ekso Bionics Holdings, Inc and Parker Hannifin Corporation, dated as of December 5, 2022 (incorporated by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

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

10.22	First Amendment to Loan Agreement with Pacific Western Bank, dated as of December 24, 2020 (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed March 4, 2024)

10.23	Second Amendment to Loan Agreement with Pacific Western Bank, dated as of February 28, 2023 (incorporated by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 4, 2024)

10.24	Third Amendment to Loan Agreement with Pacific Western Bank, dated as of March 28, 2023 (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed July 27, 2023)

10.25	Fourth Amendment to Loan Agreement by and among Pacific Western Bank, Ekso Bionics, Inc. and Ekso Bionics Holdings, Inc, dated as of July 3, 2023 (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed July 27, 2023)

10.26	Fifth Amendment to Loan Agreement by and among Pacific Western Bank, Ekso Bionics, Inc. and Ekso Bionics Holdings, Inc, dated as of August 17, 2023 (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 18, 2023)

10.27	Lease, dated July 15, 2022, between Don Tornberg and Ekso Bionics Inc. (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.28

Transitional Use Agreement, dated December 5, 2022, between Parker Hannifin Corporation and Ekso Bionics Holdings, Inc. (incorporated by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.29	Warranty Lump Sum Agreement between Parker Hannifin Corporation and the Company dated September 25, 2023 (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed October 29, 2023)

19.1*	Ekso Bionics Holdings, Inc. Insider Trading Policy

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed March 4, 2024)

23.1*	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)

24.1	Power of attorney (included on signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1§	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Ekso Bionics Holdings, Inc. Compensation Recovery Policy (incorporated by reference from Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed March 4, 2024)

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

101	Interactive Data Files of Financial Statements and Notes.
101.ins	Inline XBRL Instant Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
*	Filed herewith
§	Furnished herewith.
†	Management contract or compensatory plan or arrangement

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

	By:	/S/ Scott G. Davis
March 3, 2025		Scott G. Davis Chief Executive Officer

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

Signature	Title	Date

/S/ Scott G. Davis	Chief Executive Officer	March 3, 2025
Scott G. Davis	(Principal Executive Officer)

/S/ Jerome Wong	Chief Financial Officer	March 3, 2025
Jerome Wong	(Principal Accounting and Financial Officer)

/S/ Mary Ann Cloyd	Director	March 3, 2025
Mary Ann Cloyd

/S/ Corinna Lathan	Director	March 3, 2025
Corinna Lathan, Ph.D.

/S/ Charles Li	Director	March 3, 2025
Charles Li, Ph.D.

/S/ Deborah Scher	Director	March 3, 2025
Deborah Lafer Scher