Form 10-Q
period 2025-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2025-05-05
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of registrant’s common stock outstanding as of May 2, 2025 was 29,042,975.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and restricted cash	$8,054	$6,493
Accounts receivable, net of allowances of $53 and $33, respectively	6,457	7,238
Inventories	4,962	4,571
Prepaid expenses and other current assets	595	541
Total current assets	20,068	18,843
Property and equipment, net	1,450	1,577
Right-of-use assets	687	788
Intangible assets, net	4,317	4,580
Goodwill	431	431
Other assets	357	433
Total assets	$27,310	$26,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,999	$1,552
Accrued liabilities	2,966	2,352
Deferred revenues, current	1,913	1,956
Notes payable, current	1,250	1,250
Lease liabilities, current	425	427
Total current liabilities	8,553	7,537
Deferred revenues	1,959	1,920
Notes payable, net	3,597	3,854
Lease liabilities	345	452
Warrant liabilities	—	1
Other non-current liabilities	164	181
Total liabilities	14,618	13,945
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 28,197 and 22,203 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	28	22
Additional paid-in capital	265,832	262,203
Accumulated other comprehensive income	424	957
Accumulated deficit	(253,592)	(250,475)
Total stockholders’ equity	12,692	12,707
Total liabilities and stockholders’ equity	$27,310	$26,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$3,375	$3,756
Cost of revenue	1,569	1,805
Gross profit	1,806	1,951

Operating expenses:
Sales and marketing	1,707	1,818
Research and development	988	1,136
General and administrative	2,551	2,253
Total operating expenses	5,246	5,207

Loss from operations	(3,440)	(3,256)

Other income (expense), net:
Interest expense, net	(72)	(57)
Gain on revaluation of warrant liabilities	1	342
Loss on modification of warrant	—	(109)
Unrealized gain (loss) on foreign exchange	626	(349)
Other expense, net	(6)	—
Total other income (expense), net	549	(173)

Net loss	$(2,891)	$(3,429)
Other comprehensive (loss) income	(533)	291
Comprehensive loss	$(3,424)	$(3,138)

Net loss per share applicable to common stockholders, basic and diluted	$(0.12)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	25,393	17,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	—	—	22,203	22	262,203	957	(250,475)	12,707
Net loss	—	—	—	—	—	—	(2,891)	(2,891)
Issuance of common stock and warrants under:
Equity financing, net	—	—	2,816	3	2,954	—	—	2,957
Deemed dividend	—	—	—	—	226	—	(226)	—
Exercise of Pre-Funded Warrants	—	—	2,565	2	—	—	—	2
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	556	1	235	—	—	236
Equity incentive plan	—	—	57	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	214	—	—	214
Foreign currency translation adjustments	—	—	—	—	—	(533)	—	(533)
Balance as of March 31, 2025	—	—	28,197	28	265,832	424	(253,592)	12,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(2,891)	$(3,429)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	378	406
Loss on impairment of intangible asset	180	—
Changes in provision for credit losses on accounts receivable	20	(12)
Gain on revaluation of warrant liabilities	(1)	(342)
Stock-based compensation expense	250	376
Loss on modification of warrant	—	109
Common stock contribution to 401(k) plan	(25)	29
Unrealized loss (gain) on foreign currency transactions	(626)	349
Changes in operating assets and liabilities:
Accounts receivable	900	(214)
Inventories	(379)	(80)
Prepaid expenses and other assets, current and noncurrent	2	36
Accounts payable	444	32
Accrued, lease and other liabilities, current and noncurrent	(198)	(723)
Deferred revenues	(19)	(3)
Net cash used in operating activities	(1,965)	(3,466)
Investing activities:
Acquisition of property and equipment	(10)	(8)
Net cash used in investing activities	(10)	(8)
Financing activities:
Principal payments under notes payable	(313)	(313)
Proceeds from issuance of common stock, net	—	3,970
Proceeds from exercise of warrants, net	3,842	—
Net cash provided by financing activities	3,529	3,657
Effect of exchange rate changes on cash	7	(22)
Net increase in cash	1,561	161
Cash and restricted cash at beginning of period	6,493	8,638
Cash and restricted cash at end of period	$8,054	$8,799

Supplemental disclosure of cash flow activities
Cash paid for interest	$42	$48
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash activities
Deemed dividend in connection with warrant inducement	$226	$—
Transfer of inventory to property and equipment	$—	$16
Share issuance for common stock contribution to 401(k) plan	$236	$237

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Unless otherwise indicated, all dollar and share amounts included in these notes to the condensed consolidated financial statements are in thousands.

Liquidity and Going Concern

As of March 31, 2025, the Company had an accumulated deficit of $253,592. Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2025, the Company used $1,965 of cash in its operations. Cash on hand as of March 31, 2025 was $8,054.

As described in Note 9. Notes Payable, net, borrowings under the Company’s secured term loan agreement with Banc of California have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance, which is due in full in August 2026. As of March 31, 2025, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2025 was approximately $6,054.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. Management intends to raise funds through one or more financings. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. If we are unable to complete sufficient additional financings, management’s plans include delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocused sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Management currently estimates that the Company's unrestricted cash will fund its operations into the fourth quarter of 2025.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

2.         Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 3, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2024, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending  December 31, 2025 or any future periods.

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

The Company generally does not grant a right of return for its products. The Company exercised judgement to determine that a product return reserve was not required as of  March 31, 2025 and December 31, 2024, as historical returns activity has not been material and the Company's expectations and estimates regarding future returns have not changed.

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

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable. Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the United States, Europe, Asia, and Australia. Invoices are aged based on contractual terms with the customer.

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

The Company had four customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable as of  March 31, 2025 (13%, 13%, 12%, and 10%), as compared with two customers as of  December 31, 2024 (17% and 17%).

During the three months ended March 31, 2025, the Company had two customers with sales of 10% or more of the Company’s total revenue (12% and 12%), as compared with one customer in the three months ended  March 31, 2024 (11%).

Accounts Receivable and Allowance for Credit Losses

The Company carries accounts receivable at invoiced amounts less an allowance (or "provision") for credit losses. The Company reviews accounts receivable for collectability and determines an allowance for potential credit losses. The allowance for credit losses on accounts receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on historical bad debt expense, the aging of the accounts, known troubled accounts, customer payment history, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 120 days. Accounts receivables are charged off after all reasonable means to collect the full amount, including litigation where appropriate, have been exhausted. The Company has not experienced material losses related to accounts receivable during the three months ended  March 31, 2025 and 2024. The Company's accounts receivable balances, net of allowances, as of March 31, 2025,  December 31, 2024, and December 31, 2023 were $6,457, $7,238, and $5,645, respectively.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The Company is not early adopting ASU 2023-09 and is currently evaluating the impact of this pronouncement on the Company's related consolidated disclosures in its financial statements for the year ending December 31, 2025.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

3.         Accumulated Other Comprehensive Income

The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive income presented on the condensed consolidated balance sheets for the three months ended March 31, 2025 and 2024, is reflected in the table below net of tax:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$957	$156
Net unrealized (loss) gain on foreign currency translation	(533)	291
Balance at end of period	$424	$447

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2025
Liabilities
Warrant liabilities	$—	$—	$—	$—
December 31, 2024
Liabilities
Warrant liabilities	$1	$—	$—	$1

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2025, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of December 31, 2024	$1
Gain on revaluation of warrants	(1)
Balance as of March 31, 2025	$—

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.         Inventories

Inventories as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$3,732	$3,551
Work in progress	319	177
Finished goods	911	843
Inventories	$4,962	$4,571

6.         Revenue

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

Deferred revenue consisted of the following:

	March 31, 2025	December 31, 2024
Deferred extended maintenance and support	$3,649	3,669
Deferred device and advances	223	207
Total deferred revenues	3,872	3,876
Less current portion	(1,913)	(1,956)
Deferred revenues, non-current	$1,959	$1,920

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Deferred revenue activity consisted of the following for the three months ended March 31, 2025:

Balance as of December 31, 2024	$3,876
Deferral of revenue	596
Recognition of deferred revenue	(600)
Balance as of March 31, 2025	$3,872

The Company expects to recognize approximately $1,579 of the deferred revenue during the remainder of 2025, $1,147 in 2026, and $1,146 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $3,415 expected to be recognized across 2025 and 2026, which includes customer orders received but not fulfilled and other ancillary products and services of $2,981, and contracts for subscription units of $434.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2025:

Total
Device revenue	$2,487
Service and support	708
Subscriptions	87
Parts and other	93
$3,375

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2024:

Total
Device revenue	$2,753
Service and support	765
Subscriptions	144
Parts and other	94
$3,756

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Individual countries with revenue greater than 10% of total revenue for the three months ended March 31, 2025 and 2024 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended March 31,
	2025	2024
Americas
United States	$1,783	$2,297
Remaining countries combined	17	32
Americas revenue	1,800	2,329

EMEA
France	422	346
Italy	407	12
Remaining countries combined	255	472
EMEA revenue	1,084	830

APAC
Countries combined	491	597
APAC revenue	491	597

Total Revenue	$3,375	$3,756

7.         Accrued Liabilities

Accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Salaries, benefits and related expenses	$1,449	$1,684
Device warranty	498	474
Stock liability	883	—
Other	136	194
Total	$2,966	$2,352

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in EMEA, and one to three years in APAC. Warranty costs are reflected in the condensed consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three months ended March 31, 2025 is as follows:

Three Months Ended
March 31, 2025
Balance as of December 31, 2024	$655
Additions for estimated future expense	166
Incurred costs	(159)
Balance as of March 31, 2025	$662

Balance as of March 31, 2025
Current portion	$498
Long-term portion	164
Total	$662

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

8.         Goodwill and Intangible Assets

On December 5, 2022, the Company acquired the Human Motion Control ("HMC") business unit from Parker (the "HMC Acquisition"). The assets acquired from the business unit included intellectual property rights associated with the Ekso Indego Personal, Ekso Indego Therapy, Nomad, and future products in the orthotics and prosthetics space.

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

The Company determined no impairment existed for goodwill for the three months ended March 31, 2025 and 2024.

Intangible Assets

The following table summarizes the components of gross intangible assets, accumulated amortization, and net carrying values for definite- and indefinite-lived intangible asset balances as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	$2,310	$(670)	$—	$1,640
Trade name	2,310	N/A	N/A	2,310
Intellectual property	460	(12)	(180)	268
Customer relationships	140	(41)	—	99
Total intangible assets	$5,220	$(723)	$(180)	$4,317

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	$2,310	$(598)	$—	$1,712
Trade name	2,310	N/A	N/A	2,310
Intellectual property	460	(6)	—	454
Customer relationships	140	(36)	—	104
Total intangible assets	$5,220	$(640)	$—	$4,580

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

The Company had a Knee License Agreement with Vanderbilt University ("Vanderbilt") to maintain exclusive rights to patents on the Company's behalf (the "License Agreement"). On April 16, 2025, the Company executed a Termination Agreement with Vanderbilt of the License Agreement (the "Termination Agreement"). Per the Termination Agreement, the Company is no longer required to pay 3.75% of net sales for its Swing-Assist Microprocessor-Controlled Knee ("SA-MPK") licensed patent products and a minimum annual royalty of $75 due on or before July 31, 2028 and $100 per year thereafter until February 15, 2041. Under the Termination Agreement, should, to the extent Vanderbilt successfully licenses the rights of the SA-MPK technology to a third-party, Vanderbilt will pay the Company 50% of Vanderbilt's share of any net revenues attributable to the rights received from such future license agreement until $100 has been paid to the Company. As a result of the overall uncertainty of the future revenues, the Company performed an impairment assessment of the intangible asset. In estimating the fair value of the asset, the Company utilized the undiscounted cash flow model, dependent on the primary assumption of forecasted revenues from the quoted market price of the Termination Agreement, which led to a $180 impairment loss recognized for the asset, reducing the asset balance to $0. The impairment loss is included as a component of operating expenses, under the caption "General and administrative," in the condensed consolidated statement of operations and comprehensive loss. The Company determined no impairment existed for its other intangible assets for the three months ended March 31, 2025 and 2024.

The estimated future amortization expenses related to definite-lived intangible assets as of March 31, 2025 were as follows:

Fiscal Year	Amount
2025 - remainder	$247
2026	330
2027	330
2028	330
2029	330
2030 and thereafter	440
Total	$2,007

Amortization expense related to the acquired definite-lived intangible assets was $82 and $77 for the three months ended March 31, 2025 and 2024, respectively, and was included as a component of cost of revenue ($78 and $73, respectively) and operating expenses ($4 and $4, respectively) in the condensed consolidated statement of operations and comprehensive loss.

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

The BoC Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the Lender or subject to control agreements in favor of the Lender in an amount equal to at least the outstanding balance of the BoC Term Loan, which was $2,000 as of March 31, 2025. It also contains a primary depository covenant, which restricts the Company from having more than $1,000 held in subsidiary bank accounts outside of the United States. As of March 31, 2025, the Company was compliant with all covenants.

The interest rate of the BoC Term Loan is subject to increase in the event of late payment and after occurrence of and during the continuation of an event of default. The Company may elect to prepay the BoC Term Loan at any time, in whole or in part, without penalty or premium.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 7.64% and 8.74% for the three months ended March 31, 2025 and 2024, respectively. The debt issuance costs and debt discounts are amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the BoC Term Loan totaled $38 and $44 for the three months ended March 31, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table presents scheduled principal payments of the Company’s BoC Term Loan as of March 31, 2025:

Period	Amount
2025	$—
2026	2,000
Total principal payments	2,000
Less debt discount and issuance cost	(3)
Notes payable, net	$1,997

Current portion	$—
Long-term portion	1,997
Notes payable, net	$1,997

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

The Company recorded the Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's BoC Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 6.86% and 7.11% for the three months ended March 31, 2025 and 2024, respectively. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $54 and $75 for the three months ended March 31, 2025 and 2024, respectively.

The following table presents scheduled principal payments of the Company's Promissory Note as of March 31, 2025:

Period	Amount
2025 - remainder	$938
2026	1,250
2027	937
Total principal payments	3,125
Less debt discount	(275)
Notes payable, net	$2,850

Current portion	1,250
Long-term portion	1,600
Notes payable, net	$2,850

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

The San Rafael Lease constitutes an operating lease under ASC 842 and the Company estimates the lease term as July 2022 through November 2026. The option to extend for a three-year period lacks significant economic incentives and disincentives, which would make exercise reasonably certain. Fixed lease payments for identified lease components over the identified term were discounted at the Company's estimated incremental borrowing rate as of the date of contract execution and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the condensed consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as common area maintenance costs, are excluded from the lease liability calculation and expensed as incurred. The Company records a straight-line monthly rent expense for the San Rafael Lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

The Company's operating lease agreement for its service and manufacturing facility in Brecksville, Ohio (the "Ohio Lease") commenced in June 2024 and expires in July 2027, and it provides the Company with the option to renew for an additional three-year period at the prevailing market rate at the time of extension. In July 2024, the Company relocated from its Macedonia, Ohio facility to the new Brecksville, Ohio facility.

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

The Company's operating lease agreement for its office in Hamburg, Germany (the "Hamburg Lease") commenced in  May 2022 and expires in June 2025. The Company does not plan to renew the Hamburg Lease.

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

In March 2025, the Company entered into an operating lease agreement for its new distribution and service facility in Ratingen, Germany (the "Ratingen Lease"), commencing in May 2025 and expiring in April 2030. In May 2025, the Company plans to move its administrative office, which serves EMEA, to this new facility. Refer to Note 14. Commitments and Contingencies – Material Contracts, in the notes to our condensed consolidated financial statements for additional information regarding our Ratingen, Germany facility.

The Company’s future lease payments as of March 31, 2025, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2025 - remainder	$378
2026	464
2027	75
2028 and thereafter	78
Total lease payments	995
Less: Ratingen Lease payments (not commenced as of March 31, 2025)	(168)
Less: imputed interest	(57)
Present value of lease liabilities	$770

Weighted-average remaining lease term (in years)	1.70
Weighted-average discount rate	8.4%

Lease expense under the Company’s operating leases was $157 and $136 for the three months ended  March 31, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

11.         Capitalization and Equity Structure

Summary

The Company’s authorized capital stock as of  March 31, 2025 and  December 31, 2024 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of March 31, 2025 and December 31, 2024, there were 28,197 and 22,203 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

March 2025 Inducement Warrant

On March 17, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing holder (the “Investor”) of one of the Company’s Series A common stock purchase warrants and one of the Company's Series B common stock purchase warrants (collectively, the “Existing Investor Warrants”) that the Company issued as part of the September 2024 Offering (as defined below), pursuant to which, among other things, the Investor exercised for cash its Existing Investor Warrants to purchase an aggregate of 9,800,000 shares (the “Existing Investor Warrant Shares”) of common stock at a reduced exercise price of $0.4239 per share (the “Inducement Exercise”). In consideration for exercising the Existing Investor Warrants, the Company issued to the Investor a new common stock purchase warrant to purchase up to an aggregate of 10,500,000 shares of common stock (such warrant, the “Inducement Warrant” and such shares of common stock issuable upon exercise thereof, the “Inducement Warrant Shares”) (collectively, the "March 2025 Inducement Warrant"). The Inducement Warrant will become exercisable upon the date the Company receives approval of the Company’s stockholders (the “Stockholder Approval Date”) in accordance with the applicable rules and regulations of The Nasdaq Capital Market, and may be exercised following such date through the five-year anniversary of the Stockholder Approval Date, at an exercise price of $0.4239 per share. The Company received net proceeds of approximately $3,840 from the March 2025 Inducement Warrant, after deducting the transaction expenses paid by the Company. The Company is using the net proceeds from the March 2025 Inducement Warrant for general corporate purposes, which include growth and expansion of the Company's Personal Health products as the Company works to increase its revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting its other working capital needs.

September 2024 Offering

On August 29, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC as underwriter (the "Underwriter") pursuant to which the Company issued and sold, in a firm commitment underwritten public offering (the "September 2024 Offering"), 3,100 shares of common stock, a pre-funded warrant to purchase 2,900 shares of common stock (the "Pre-Funded Warrant"), Series A common stock purchase warrants to purchase an aggregate of 6,000 shares of common stock (the "Series A Warrants"), and Series B common stock purchase warrants to purchase an aggregate of 6,000 shares of common stock (the "Series B Warrants"). The September 2024 Offering closed on September 3, 2024. The Company received net proceeds of approximately $5,003 in the September 2024 Offering, after deducting the underwriting discount and commissions and offering expenses paid by the Company.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5,000 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. During the three months ended March 31, 2025, the Company did not sell any shares under the ATM Agreement. During the three months ended  March 31, 2024, the Company sold 30 shares of common stock under the ATM Agreement at an average price of $1.45 per share, for aggregate proceeds of $39, net of commission and issuance costs. As of March 31, 2025, the Company had $4,134 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Warrants

Warrants outstanding as of March 31, 2025 and  December 31, 2024 were as follows:

Source	Exercise Price	Remaining term (Years)	December 31, 2024	Issued	Expired	Exercised	March 31, 2025
Inducement Warrant	$0.424	*	—	10,500	—	—	10,500
Pre-Funded Warrant	$0.001	**	2,565	—	—	(2,565)	—
Series A Warrants	$1.00	4.4	6,000	—	—	(4,900)	1,100
Series B Warrants	$1.00	0.4	6,000	—	—	(4,900)	1,100
2021 Warrants	$12.81	0.9	273	—	—	—	273
June 2020 Investor Warrants	$5.18	0.7	127	—	—	—	127
June 2020 Placement Agent Warrants	$5.64	0.2	39	—	—	—	39
December 2019 Warrants	$8.10	0.2	556	—	—	—	556
			15,560	10,500	—	(12,365)	13,695

(*) The Inducement Warrant will become exercisable upon the Stockholder Approval Date and may be exercised following such date through the five-year anniversary of the Stockholder Approval Date.

(**) The Pre-Funded Warrant exercise term does not expire.

12,365 warrants were exercised during the three months ended March 31, 2025, compared to no warrants exercised during the same period of 2024. The weighted average exercise price of the warrants outstanding as of  March 31, 2025 was $1.13.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

March 2025 Inducement Warrant

In March 2025, the Company issued the Inducement Warrant to purchase up to an aggregate of 10,500,000 shares of common stock at an exercise price of $0.4239 per share. The Inducement Warrant will become exercisable upon the Stockholder Approval Date and may be exercised following such date through the five-year anniversary of the Stockholder Approval Date.

The Inducement Warrant may be exercised, at the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Inducement Warrant. However, a holder will not be entitled to exercise any portion of the Inducement Warrant if the holder’s ownership of the Company’s common stock would exceed 4.99% (the “Beneficial Ownership Limitation”). The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

In the event the Company enters into a Fundamental Transaction, as defined in the Inducement Warrant, the holder will be entitled to receive, upon exercise of the Inducement Warrant, the kind of amounts of securities, cash, or other property that the holders would have received had they exercised these warrants immediately prior to such Fundamental Transaction without regard to the Beneficial Ownership Limitation contained in the Inducement Warrant. In addition, upon a Fundamental Transaction, subject to certain limitations and exceptions, the holder of the Inducement Warrant may put the Inducement Warrant back to the Company for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Inducement Warrant, however, if such Fundamental Transaction is not considered within control of the Company, and not approved by the Company's Board of Directors, then the holder of the Inducement Warrant would not be able to put the Inducement Warrant back to the Company for cash.

The Inducement Warrant is classified as a component of stockholders’ equity within additional paid-in capital and was recorded at the March 2025 Inducement Warrant issuance date. The Inducement Warrant is equity classified because it (i) is a freestanding financial instrument that is legally detachable and separately exercisable from the equity instruments, (ii) is immediately exercisable upon stockholder approval, (iii) does not embody an obligation for the Company to repurchase its shares, (iv) permits the holders to receive a fixed number of shares of common stock upon exercise, (v) is indexed to the Company’s common stock, and (vi) meets the equity classification criteria. In addition, the Inducement Warrant does not provide any guarantee of value or return.

September 2024 Warrants

In September 2024, the Company issued the Pre-Funded Warrant to purchase 2,900 shares of common stock, with an exercise price of $0.001 per share, for $2,897 in aggregate cash proceeds, which represents the September 2024 Offering price for the common stock of $1.00, less the per share exercise price. The Pre-Funded Warrant was fully exercised as of March 31, 2025.

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

The Series A Warrants and the Series B Warrants (collectively, the “September 2024 Warrants”) may be exercised, at the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the applicable September 2024 Warrant. However, a holder will not be entitled to exercise any portion of the September 2024 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

In the event the Company enters into a Fundamental Transaction, as defined in the applicable September 2024 Warrant, the holders of the Series A Warrants and Series B Warrants will be entitled to receive, upon exercise of these warrants, the kind of amounts of securities, cash, or other property that the holders would have received had they exercised these warrants immediately prior to such Fundamental Transaction without regard to the Beneficial Ownership Limitation contained in such September 2024 Warrant. In addition, upon a Fundamental Transaction, subject to certain limitations and exceptions, the holder of the Series A Warrant may put the warrant back to the Company for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Series A Warrant, however, if such Fundamental Transaction is not considered within control of the Company, and not approved by the Company's Board of Directors, then the holder of the Series A Warrant would not be able to put the Series A Warrant back to the Company for cash.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	March 31, 2025	December 31, 2024
Current share price	$0.40	$0.61
Conversion price	$12.81	$12.81
Risk-free interest rate	4.08%	3.94%
Expected term (years)	0.86	1.11
Volatility of stock	88.2%	106.7%

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	March 31, 2025	December 31, 2024
Current share price	$0.40	$0.61
Conversion price	$5.18	$5.18
Risk-free interest rate	4.15%	4.03%
Expected term (years)	0.69	0.94
Volatility of stock	92.6%	89.7%

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

The warrant liability related to the June 2020 Placement Agent Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	March 31, 2025	December 31, 2024
Current share price	$0.40	$0.61
Conversion price	$5.64	$5.64
Risk-free interest rate	4.34%	4.47%
Expected term (years)	0.19	0.44
Volatility of stock	80.8%	89.7%

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering"), the Company issued warrants (the "December 2019 Warrants") to purchase 556 shares of common stock. The December 2019 Warrants are currently exercisable, have an exercise price of $8.10 per share, and expire on June 21, 2025. The December 2019 Warrants  may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the December 2019 Warrants. However, a holder will not be entitled to exercise any portion of the December 2019 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	March 31, 2025	December 31, 2024
Current share price	$0.40	$0.61
Conversion price	$8.10	$8.10
Risk-free interest rate	4.33%	4.43%
Expected term (years)	0.22	0.46
Volatility of stock	81.9%	89.3%

12.         Stock-based Compensation

Shares available for grant

The Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan") expired on  January 31, 2024. Following such expiration and prior to the 2024 Annual Meeting of Stockholders (the "Annual Meeting"), no grants were made under the 2014 Plan. On June 6, 2024, the Company held its Annual Meeting and amended and restated the 2014 Plan (the "Restated 2014 Plan") to extend the term of the 2014 Plan until April 15, 2034, and to increase the total number of shares of common stock authorized for issuance by 1,000 shares relative to the amount available for issuance at the time the 2014 Plan expired. As of March 31, 2025, the total number of shares authorized for grant under the Restated 2014 Plan was 4,724, of which 695 were available for future grants.

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

RSU activity for the three months ended March 31, 2025 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2024	1,025	$1.22
Granted	—	—
Vested	(189)	1.55
Forfeited	—	—
Unvested as of March 31, 2025	836	$1.14

The total grant-date fair value of RSUs that vested during the three months ended March 31, 2025 was $119. As of March 31, 2025, $499 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 1.25 years.

There was no PSU activity for the three months ended March 31, 2025.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Stock Options

Stock options activity for the three months ended  March 31, 2025, is summarized below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2024	183	$31.53
Options cancelled	(2)	145.95
Balance as of March 31, 2025	181	$30.14	3.38	$—
Vested and expected to vest as of March 31, 2025	181	$30.14	3.38	$—
Exercisable as of March 31, 2025	181	$30.15	3.38	$—

No stock options were exercised during the three months ended March 31, 2025 and 2024.

As no stock options were granted during the three months ended March 31, 2025 and 2024, there was no related weighted-average grant-date fair value. The total grant-date fair value of stock options vested during the three months ended March 31, 2025 and 2024 was $0.

As of March 31, 2025, total unrecognized compensation cost related to unvested stock options was $0.

Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of the services provided. Stock-based compensation expense related to RSUs and PSUs was recorded as follows:

	Three Months Ended March 31,
	2025	2024
Sales and marketing	$21	$52
Research and development	19	91
General and administrative	210	233
	$250	$376

401(k) Plan Share Match

During the three months ended March 31, 2025 and 2024, the Company issued 556 and 163 shares of common stock with a fair value of $236 and $237, respectively, to eligible employees’ deferral accounts for the Ekso Bionics 401(k) plan (the "401(k) Plan") matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2024 and 2023.

The (income) expense, net for the 401(k) Plan share matching was $(25) and $29 for the three months ended March 31, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

13.         Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2025, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year ending December 31, 2025.

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

Under the Vanderbilt Knee License Agreement, the Company was required to pay 3.75% of net sales for licensed patent products and the minimum annual royalty was $75 due on or before July 31, 2028 and $100 per year thereafter. As disclosed in Note 8. Goodwill and Intangible Assets – Intangible Assets, on April 16, 2025, the Company executed a Termination Agreement with Vanderbilt of the License Agreement.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $717 as of March 31, 2025, which are expected to be paid within one year, and $1,263 as of December 31, 2024. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $995 payable over the lease terms of the San Rafael Lease, the Ohio Lease, the Hamburg Lease, and the Ratingen Lease as disclosed in Note 10. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

15.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss applicable to common stockholders	$(2,891)	$(3,429)
Adjustment for deemed dividend (*)	$(226)	$—
Adjusted net loss used for basic and diluted calculation	$(3,117)	$(3,429)

Denominator:
Weighted-average number of common shares, basic and diluted	25,393	17,419

Net loss per common share:
Basic and diluted	$(0.12)	$(0.20)

(*) Deemed dividend represents the Company's incremental fair value of the Inducement Warrant over the gross proceeds received, which reduces income available to common stockholders used for the basic and diluted net loss per common share calculation. Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the Inducement Warrant.

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended
	March 31,
	2025	2024
Options to purchase common stock	181	197
Restricted stock units	836	1,133
Warrants for common stock	13,696	1,240
Shares held in abeyance	6,984	—
Total common stock equivalents	21,697	2,570

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

The Company’s CODM uses net loss as presented on the consolidated statements of operations and comprehensive loss to measure segment loss and assesses financial performance against expectations for the Company's single reportable segment to decide how to allocate resources. Additionally, the CODM reviews and uses segment expenses included in net loss to manage the Company’s operations and assess operating performance. The measure of segment assets is reported on the Company's consolidated balance sheets as total assets. The significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations and comprehensive loss. These significant segment expenses include cost of revenue, sales and marketing, research and development and general and administrative expenses. Other segment items that are presented on the consolidated statements of operations and comprehensive loss include interest expense, net, gain on revaluation of warrant liabilities, loss on modification of warrant, unrealized gain (loss) on foreign exchange and other expense, net. The Company’s entity-wide disclosures, including the breakout of revenue by major source and geographies, are included in Note 6. Revenue.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

17.          Related Party Transactions

There were no related party transactions during the three months ended March 31, 2025.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this "Quarterly Report"), the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening of our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in our results of operations, (v) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vi) our beliefs regarding potential clinical and other health benefits of our medical devices, (vii) the actions we will take in seeking reimbursements from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, (viii) the timing and amounts of CMS reimbursement, (ix) our ability to grow and expand our Ekso Indego Personal Health market as we work to grow revenue in light of Medicare reimbursement from CMS of the Ekso Indego Personal, (x) our ability to obtain insurance coverage beyond CMS, (xi) our ability to obtain additional indications for products that cover the Ekso Indego Personal, (xii) our ability to regain compliance with the Nasdaq continued listing requirements, specifically the minimum bid price requirement, (xiii) the impact and effects of the other risk factors on our business, results of operations or prospects, and (xiv) the assumptions underlying or relating to any statement described in points (i) through (xiii) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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

Overview

Our Business

We design, develop, and market exoskeleton products that augment human strength, endurance, and mobility. The primary end market for our exoskeleton technology is healthcare, where our technology primarily serves people with physical disabilities or impairments in both physical rehabilitation and mobility. The majority of our sales are generated from our Enterprise Health products, which includes the sales of products and services related to neurorehabilitation in clinical settings. We also provide products and services from our Personal Health market to individual users.

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

Operating within the CMS reimbursement environment was new to us. Our DME submitted the first Ekso Indego Personal CMS reimbursement claim in May 2024, which claim was reimbursed in July 2024. The second Ekso Indego Personal CMS reimbursement claim was reimbursed in April 2025. All other ongoing CMS reimbursement claims for our devices are currently being managed through the appeals process. During the pendency of such appeals, we decided to put a hold on selling devices to DMEs for CMS reimbursement, instead focusing on refining and improving the CMS reimbursement process for our devices, naming National Seating & Mobility as the Company’s exclusive distributor of the Ekso Indego Personal device within the U.S. complex rehabilitation technology industry, ramping up pilots and partnerships with both regional and national DME suppliers, and building up a sales backlog for the Ekso Indego Personal device. At the end of April 2025, we had approximately 37 people who we believe qualify for reimbursement. We anticipate submitting those claims to CMS over the next six to nine months, though we expect our processes and procedures to continue to be refined as we work to scale up this sales channel over time. We expect the majority of our revenue in 2025 will continue to come from Enterprise Health sales.

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

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant stroke, ABI, and SCI populations, the levels of reimbursements our customers will be able to receive, the level of reimbursement we will able to receive from Medicare and private insurers on claims related to our Ekso Indego Personal, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including an increasingly inflationary environment, has led to increased price-based competition. In particular, the effects of such increasing price-based competition have had an especially significant impact on certain products that we offer, including the EksoNR and Ekso Indego Therapy in the United States, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. Furthermore, we do business in the EMEA and APAC regions, which results in our business being impacted by changes in the strength of the local currencies relative to the U.S. Dollar.

See “Part I—Item 1A. Risk Factors,” specifically the risk titled “Coverage policies and reimbursement levels of third-party payors, including Medicare or Medicaid, may impact sales of our products” in our Annual Report for more information.

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

Warrant Liabilities

We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management also made certain estimates regarding the likelihood and timing of certain future events for application of the Lattice Model for the valuation of certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities.

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

Assets Acquired and Liabilities Assumed in Business Combinations

We allocate the fair value of the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of projected future cash flows based on expected future growth rates and margins, discount rate used to determine the present value of these cash flows, future changes in technology and royalty for similar brand licenses, and asset lives. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are included in the condensed consolidated statement of operations.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change

Revenue	$3,375	$3,756	$(381)	(10)%
Cost of revenue	1,569	1,805	(236)	(13)%
Gross profit	1,806	1,951	(145)	(7)%
Gross profit %	54%	52%

Operating expenses:
Sales and marketing	1,707	1,818	(111)	(6)%
Research and development	988	1,136	(148)	(13)%
General and administrative	2,551	2,253	298	13%
Total operating expenses	5,246	5,207	39	1%
Loss from operations	(3,440)	(3,256)	(184)	6%
Other income (expense), net:
Interest expense, net	(72)	(57)	(15)	26%
Gain on revaluation of warrant liabilities	1	342	(341)	(100)%
Loss on modification of warrant	—	(109)	109	(100)%
Unrealized gain (loss) on foreign exchange	626	(349)	975	(279)%
Other expense, net	(6)	—	(6)	*
Total other income (expense), net	549	(173)	722	(417)%
Net loss	$(2,891)	$(3,429)	$538	(16)%

(*) Not meaningful

Revenue

Revenue decreased $0.4 million, or 10%, for the three months ended March 31, 2025, compared to the same period of 2024. The decrease in revenue was primarily driven by a decrease in the average selling price for our Enterprise Health devices on an aggregate basis across the Americas and EMEA regions and a decrease in the volume of EVO sales, partially offset by an increase in the volume of Personal Health device shipments.

Gross Profit and Gross Margin

Gross profit decreased $0.1 million for the three months ended March 31, 2025, compared to the same period of 2024, driven by a decrease in revenues of our Enterprise Health devices, partially offset by cost savings in supply chain and a reduction in service costs.

Gross margin increased to 54% for the three months ended March 31, 2025, compared to a gross margin of 52% for the same period of 2024, primarily driven by cost savings in supply chain and a reduction in service costs, partially offset by lower margin sales related to increased volume through distribution.

Operating Expenses

Sales and marketing expenses decreased $0.1 million, or 6%, for the three months ended March 31, 2025, compared to the same period of 2024. The decrease was primarily due to lower headcount and travel expenses.

Research and development expenses decreased $0.1 million, or 13%, for the three months ended March 31, 2025, compared to the same period of 2024, primarily due to a decrease in the Company's use of product development consultants and lower discretionary payroll, partially offset by severance expense.

General and administrative expenses increased $0.3 million, or 13%, for the three months ended March 31, 2025, compared to the same period of 2024, primarily due to a loss on impairment of an intangible asset and higher legal and audit costs, partially offset by lower discretionary payroll.

Total Other Income (Expense), Net

Interest expense, net increased 26% for the three months ended March 31, 2025 compared to the same period of 2024. This increase is primarily related to lower interest income from cash deposits, partially offset by lower interest expense related to the Promissory Note principal payments.

Loss on modification of warrant of $0.1 million for the quarter ended March 31, 2024 was due to the reduction of the exercise price of the May 2019 Warrants from $3.52 per share to $1.55 per share, in connection with the January 2024 Offering.

Gain on revaluation of warrant liabilities was de minimis for the three months ended March 31, 2025 as compared to a gain on revaluation of warrant liabilities of $0.3 million for the three months ended March 31, 2024, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity and the risk-free interest rate.

Unrealized gain on foreign exchange for the three months ended March 31, 2025 was $0.6 million compared to an unrealized loss on foreign exchange of $0.3 million for the same period of 2024. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of March 31, 2025, $8.1 million of cash was held domestically and by our foreign subsidiaries. Cash consisted of bank deposits with third-party financial institutions. As described in Note 9. Notes Payable, net in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, borrowings under our secured term loan agreement with Banc of California are subject to a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance, which is due in full in August 2026. As of March 31, 2025, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2025 was approximately $6.1 million.

As of March 31, 2025, we had working capital of $11.5 million, compared to working capital of $11.3 million as of December 31, 2024. The increase in working capital was primarily due to a higher cash balance and inventory balance, partially offset by a lower accounts receivable balance and a higher accounts payable balance and accrued liabilities balance.

We have funded our operations primarily through the issuance and sale of equity securities and bank debt.

On March 17, 2025, we entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing holder (the “Investor”) of one of the Company’s Series A common stock purchase warrants and one of the Company's Series B common stock purchase warrants (collectively, the “Existing Investor Warrants”) that we issued as part of the September 2024 Offering, pursuant to which, among other things, the Investor exercised for cash its Existing Investor Warrants to purchase an aggregate of 9,800,000 shares (the “Existing Investor Warrant Shares”) of our common stock at a reduced exercise price of $0.4239 per share (the “Inducement Exercise”). In consideration for exercising the Existing Investor Warrants, we issued to the Investor a new common stock purchase warrant to purchase up to an aggregate of 10,500,000 shares of common stock (such warrant, the “Inducement Warrant” and such shares of common stock issuable upon exercise thereof, the “Inducement Warrant Shares”) (collectively, the "March 2025 Inducement Warrant"). The Inducement Warrant will become exercisable upon the date we receive approval of our stockholders (the “Stockholder Approval Date”) in accordance with the applicable rules and regulations of The Nasdaq Capital Market, and may be exercised following such date through the five-year anniversary of the Stockholder Approval Date, at an exercise price of $0.4239 per share. We received net proceeds of approximately $3,840 from the March 2025 Inducement Warrant, after deducting the transaction expenses paid by the Company. We are using the net proceeds from the March 2025 Inducement Warrant for general corporate purposes, which include growth and expansion of the Personal Health products as we work to increase its revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting our other working capital needs.

On September 3, 2024, we sold 3,100,000 shares of common stock, a Pre-Funded Warrant to purchase 2,900,000 shares of common stock, Series A common stock purchase warrants to purchase an aggregate of 6,000,000 shares of common stock, and Series B common stock purchase warrants to purchase an aggregate of 6,000,000 shares of common stock in an underwritten public offering (the "September 2024 Offering"), which generated net proceeds of approximately $5.0 million after deducting the underwriting discount and commissions and offering expenses paid by the Company. We are using the net proceeds from the September 2024 Offering for general corporate purposes, which may include growth and expansion of our Personal Health products as we work to increase our revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting our other working capital needs.

On January 16, 2024, we sold an aggregate of 3.0 million shares of common stock in a registered direct offering (the "January 2024 Offering") at a price of $1.55 per share, which generated net proceeds of approximately $3.9 million after deducting placement agent fees and our estimated offering expenses.

In October 2020, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that we may sell under the Registration Statement. During the three months ended March 31, 2025, we did not sell any shares of common stock under the ATM Agreement. As of March 31, 2025, we had $4.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement.

Cash and Restricted Cash

The following table summarizes the sources and uses of cash for the periods stated (in thousands).

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(1,965)	$(3,466)
Net cash used in investing activities	(10)	(8)
Net cash provided by financing activities	3,529	3,657
Effect of exchange rate changes on cash	7	(22)
Net increase in cash	1,561	161
Cash and restricted cash at beginning of period	6,493	8,638
Cash and restricted cash at end of period	$8,054	$8,799

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $1.5 million, or 43%, for the three months ended March 31, 2025, compared to the same period of 2024, primarily due to higher collections of accounts receivable, cost savings on supply chain, reduction in service costs and other efficiencies in operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was de minimis for the three months ended March 31, 2025 and 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $3.5 million for the three months ended March 31, 2025 was related to net proceeds of $3.8 million from the March 2025 Inducement Warrant after deducting the transaction expenses paid by us, partially offset by $0.3 million of principal payments towards the Promissory Note.

Material Cash Requirements and Going Concern

Our material cash requirements include the following items, some of which are represented in the table of Contractual Obligations and Commitments: (1) employee wages, benefits and incentives, (2) the procurement of raw materials and components to support the manufacturing and sale of our products, (3) expenditures for the ongoing improvement and development of existing and new technologies, (4) debt repayments (for additional information see Note 9. Notes Payable, net in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report), and (5) operating lease payments (for additional information see Note 10. Lease Obligations in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report).

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our condensed consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements 12 months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans. Management currently estimates that the Company's unrestricted cash will fund its operations into the fourth quarter of 2025.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2025, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than
	Total	One Year	1-3 Years	3-5 Years
Term loan	$2,220	$155	$2,065	$—
Promissory note	3,125	1,250	1,875	—
Facility operating leases	995	501	458	36
Purchase obligations	717	717	—	—
Total	$7,057	$2,623	$4,398	$36

Refer to Note 14. Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding our contractual obligations and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report.

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

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report other than as set forth below:

Coverage policies and reimbursement levels of third-party payors, including Veteran's Administration, Medicare, Medicaid, and commercial payors may impact sales growth of our products.

To the extent that the adoption of our products by our customers is dependent on their ability to obtain adequate reimbursement for the products or treatments provided using our product from third-party payors, including government payors such as Veteran's Administration ("VA"), Medicare, and Medicaid, as well as private payors, such as managed care organizations and commercial payors, the coverage policies and reimbursement levels of these third-party payors may impact the decisions of healthcare providers, facilities, or end users to purchase our products or the prices they would be willing to pay for those products. Reimbursement coverage could also affect the acceptance rates of new technologies. We have no control over these factors.

In the United States, there are multiple avenues for potential medical product reimbursement, including through government payors, such as VA and CMS, or private sector payors, such as commercial or managed health care organizations. Often principal decisions regarding initial reimbursement for new medical products are made by CMS, the largest domestic payor. The decisions made by CMS, including whether and to what extent a new product will be covered and reimbursed under Medicare, often precede adoption of private sector payors. However, because there is no uniform policy of coverage and reimbursement in the United States, each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse based on its own medical relevance testing. Additionally, seeking payor approvals is a time-consuming and costly process often involving third-party durable medical equipment providers (“DMEs”). Our business plan for our Personal Health products depends in a large part on sales of our Ekso Indego Personal product to or through DMEs to individuals living with SCI. These individuals can either self-pay or submit for reimbursement through the public or private sector payor network.

With CMS currently having the largest number of covered patients, if CMS delays or cancels reimbursement decisions, or materially changes the reimbursement level it has set, our ability to sell into this market may be diminished. In addition, the policies affecting the implementation of individual reimbursement decisions are made by regional DME Medicare Administrative Contractors. Certain policies are not yet known to us and may affect the number of individual purchases that are approved to receive reimbursement in the future. In addition, we have no guarantee that our products will obtain insurance coverage beyond CMS and VA. We cannot be certain that coverage for our current and our planned future products will be provided in the future by additional payors or that existing agreements, policy decisions or reimbursement levels will remain in place, remain adequate, or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from governmental and private sector payors, such as Medicare, Medicaid, Medicare Advantage, or commercial payors, for our current products or new products that we may develop in the future, demand for such products may decline or may not grow as we expect, which could limit our ability to generate revenue and have a material adverse effect on our financial condition, results of operations and cash flow.

The coverage and reimbursement market may be additionally impacted by future legislative changes. There are increasing efforts by governmental and private sector payors in the United States and abroad to cap or reduce healthcare costs which may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. Specifically, there have been several recent U.S. presidential executive orders, Congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and medical device pricing, reduce the cost under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

You may be diluted from future issuances of our equity securities, including in future financings or strategic transactions, from compensatory equity awards and exercises of outstanding warrants, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions may cause dilution to our existing stockholders. For example, we may sell equity securities or issue securities exercisable or convertible into shares of our common stock in connection with strategic transactions or for financing purposes, including under the ATM Agreement or otherwise through registered or unregistered offerings. As of March 31, 2025, we had $4.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement. Furthermore, a substantial majority of the outstanding shares of our common stock are, and all of the shares sold in this offering will be, freely tradable without restriction or further registration under the Securities Act so long as we are generally current on our reporting obligations under the Exchange Act, unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. We may also make equity grants under one or more employee equity incentive plan or our employee stock purchase plan or issue common stock as matching contributions to our employees under our 401(k) Plan. You may also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Restated 2014 Plan, and from the exercise of our warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

We may not achieve profitability in the near term or at all, and historically we have not been profitable. Management has historically financed the Company’s operations through external financings, from both equity and debt financings, like issuances under our ATM Agreement, effecting the March 2025 Inducement Warrant, the January 2024 Offering, and the September 2024 Offering, for example. To the extent our cash on hand does not provide sufficient capital for us to achieve profitability, or we are unable to maintain profitability once initially achieved, we expect we will need to raise additional capital through future financings. To the extent we decide to conduct a financing in the future, the form of such financing may include one or more of the following: (i) underwritten offerings of shares of our common stock, (ii) sales of shares of our common stock under an "at the market" offering program, (iii) issuing shares of our common stock upon the exercise of warrants at reduced exercise prices, (iv) incurring indebtedness with one or more financial institutions, (v) sale of product line or technology, and (vi) the factoring of trade receivables. Additional funding may not be available to us on acceptable terms, or at all, or we may be required to seek other more costly or time-consuming methods. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

If we do not regain compliance with or continue to satisfy the Nasdaq Stock Market LLC (“Nasdaq”) continued listing requirements, our Common Stock could be delisted from Nasdaq.

The listing of our Common Stock on the Nasdaq Capital Market is contingent on our compliance with Nasdaq’s conditions for continued listing, including a rule requiring our Common Stock to maintain a minimum closing bid price of $1.00 per share. On December 12, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications staff of Nasdaq indicating that, for the last 31 consecutive business days, the minimum bid price of our Common Stock had been below the $1.00 per share minimum requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until June 10, 2025, to regain compliance with the Minimum Bid Price Requirement. The Notice has no immediate effect on the listing or trading of our Common Stock.

In the event we do not regain compliance with the Minimum Bid Price Requirement by June 10, 2025, we may be eligible for additional time to regain compliance. To qualify, we must meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. We do not currently meet such other initial listing standards, so we do not expect to receive additional time to regain compliance. If we meet these requirements by June 10, 2025, we will be granted an additional 180 calendar days to regain compliance. If we do not qualify for or fail to regain compliance during the second compliance period, then the Nasdaq staff will provide written notification to us that our Common Stock will be subject to delisting.

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

Our audited consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of March 31, 2025, we had cash and restricted cash of $8.1 million and an accumulated deficit of $253.6 million. We do not believe that our cash and restricted cash are sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

Additionally, we may experience shortages and supply chain disruptions as a result of changes in domestic and international trade policies, including the imposition of higher tariffs on imports from various countries from which we procure raw materials and components to support the manufacturing and sale of our products, as well as retaliatory tariffs imposed by other countries. There have been significant changes to tariffs recently. While we believe that under current tariff criteria we will not be subject to additional direct costs from tariffs on the raw materials used to manufacture our medical products, we may be adversely impacted by indirect impact from tariff increases or the existing criteria may change such that we become subject to direct tariffs on imported raw materials. These tariffs could lead to increased costs for raw materials and components, which may not be fully passed on to our customers, thereby reducing our profit margins. Additionally, retaliatory tariffs could adversely affect our export sales. Such changes in trade policies may lead to supply chain disruptions and material shortages, which could adversely affect our financial results.

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

Our business currently depends in part on our activities in the EMEA, APAC, and other foreign markets. Our international activities are subject to a number of risks inherent in selling and operating abroad, including failure of local laws to provide the same degree of protection against infringement of our intellectual property rights; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; the expense of establishing facilities and operations in new foreign markets; building an organization capable of supporting geographically dispersed operations; challenges caused by distance, language and cultural differences; challenges caused by differences in legal regulations, markets, and customer preferences, which may limit our ability to adapt our products or succeed in other regions; multiple, conflicting, and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, exchange controls and tariff and other trade barriers; foreign tax consequences; fluctuations in currency exchange rates and foreign currency translation adjustments; foreign exchange controls that might prevent us from repatriating income earned outside the United States; imposition of public sector controls; differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls; political, economic and social instability; and restrictions on the export or import of technology.

In addition, policy changes that result in increased international sales may not continue or may increase cyclicality of our sales cycles. For example, due to local government policy changes, we saw increased sales in France in 2024. Such increased sales are expected to be limited to 2024 and future periods when such devices may be replaced in the future, to the extent such policy changes remain in effect.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Common Stock Purchase Warrant (Inducement Warrant).

10.1	Form of Inducement Agreement, dated March 17, 2025, by and between Ekso Bionics Holdings, Inc. and the signatory thereto.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: May 5, 2025	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)