Form 10-Q
period 2025-06-30
EKSO BIONICS HOLDINGS, INC.
filed 2025-07-28
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of registrant’s common stock outstanding as of July 25, 2025 was 2,611,788.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and restricted cash	$5,242	$6,493
Accounts receivable, net of allowances of $36 and $33, respectively	4,533	7,238
Inventories	5,439	4,571
Prepaid expenses and other current assets	760	541
Total current assets	15,974	18,843
Property and equipment, net	1,435	1,577
Right-of-use assets	730	788
Intangible assets, net	4,235	4,580
Goodwill	431	431
Other assets	362	433
Total assets	$23,167	$26,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,448	$1,552
Accrued liabilities	1,760	2,352
Deferred revenues, current	1,808	1,956
Notes payable, current	1,250	1,250
Lease liabilities, current	448	427
Total current liabilities	6,714	7,537
Deferred revenues	1,689	1,920
Notes payable, net	3,335	3,854
Lease liabilities	358	452
Warrant liabilities	—	1
Other non-current liabilities	141	181
Total liabilities	12,237	13,945
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 2,605 and 1,480 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	36	22
Additional paid-in capital	267,878	262,203
Accumulated other comprehensive (loss) income	(683)	957
Accumulated deficit	(256,301)	(250,475)
Total stockholders’ equity	10,930	12,707
Total liabilities and stockholders’ equity	$23,167	$26,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$2,057	$4,950	$5,432	$8,706
Cost of revenue	1,238	2,313	2,807	4,118
Gross profit	819	2,637	2,625	4,588

Operating expenses:
Sales and marketing	1,690	1,846	3,397	3,664
Research and development	852	1,116	1,839	2,252
General and administrative	2,252	2,010	4,804	4,263
Total operating expenses	4,794	4,972	10,040	10,179

Loss from operations	(3,975)	(2,335)	(7,415)	(5,591)

Other income (expense), net:
Interest expense, net	(65)	(74)	(136)	(131)
Gain on revaluation of warrant liabilities	—	84	1	426
Loss on modification of warrant	—	—	—	(109)
Unrealized gain (loss) on foreign exchange	1,339	(91)	1,965	(440)
Other expense, net	(8)	—	(15)	—
Total other income (expense), net	1,266	(81)	1,815	(254)

Net loss	$(2,709)	$(2,416)	$(5,600)	$(5,845)
Other comprehensive (loss) income	(1,107)	92	(1,640)	383
Comprehensive loss	$(3,816)	$(2,324)	$(7,240)	$(5,462)

Net loss per share applicable to common stockholders, basic and diluted	$(1.24)	$(1.99)	$(3.01)	$(4.92)

Weighted average number of common shares outstanding, basic and diluted	2,180	1,215	1,938	1,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	—	—	1,480	22	262,203	957	(250,475)	12,707
Net loss	—	—	—	—	—	—	(2,891)	(2,891)
Issuance of common stock and warrants under:
Equity financing, net	—	—	188	3	2,954	—	—	2,957
Deemed dividend	—	—	—	—	226	—	(226)	—
Exercise of Pre-Funded Warrants	—	—	171	2	—	—	—	2
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	37	1	235	—	—	236
Equity incentive plan	—	—	4	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	214	—	—	214
Foreign currency translation adjustments	—	—	—	—	—	(533)	—	(533)
Balance as of March 31, 2025	—	—	1,880	28	265,832	424	(253,592)	12,692
Net loss	—	—	—	—	—	—	(2,709)	(2,709)
Issuance of common stock and warrants under:
Equity financing, net	—	—	697	8	1,803	—	—	1,811
Issuance of common stock under:
Equity incentive plan	—	—	28	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	243	—	—	243
Foreign currency translation adjustments	—	—	—	—	—	(1,107)	—	(1,107)
Balance as of June 30, 2025	—	$—	2,605	$36	$267,878	$(683)	$(256,301)	$10,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	—	$—	990	$15	$251,580	$156	$(239,145)	$12,606
Net loss	—	—	—	—	—	—	(3,429)	(3,429)
Issuance of common stock under:
Equity financing, net	—	—	199	3	3,967	—	—	3,970
Matching contribution to 401(k) plan	—	—	11	—	237	—	—	237
Equity incentive plan	—	—	6	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	376	—	—	376
Foreign currency translation adjustments	—	—	—	—	—	291	—	291
Balance as of March 31, 2024	—	$—	1,206	$18	$256,160	$447	$(242,574)	$14,051
Net loss	—	—	—	—	—	—	(2,416)	(2,416)
Issuance of common stock under:
Equity financing, net	—	—	5	—	47	—	—	47
Matching contribution to 401(k) plan	—	—	—	—	—	—	—	—
Equity incentive plan	—	—	18	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	284	—	—	284
Foreign currency translation adjustments	—	—	—	—	—	92	—	92
Balance as of June 30, 2024	—	$—	1,229	$19	$256,491	$539	$(244,990)	$12,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(5,600)	$(5,845)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	755	803
Loss on impairment of intangible asset	180	—
Changes in provision for credit losses on accounts receivable	5	39
Gain on revaluation of warrant liabilities	(1)	(426)
Stock-based compensation expense	457	660
Loss on modification of warrant	—	109
Common stock contribution to 401(k) plan	15	113
Unrealized (gain) loss on foreign currency transactions	(1,965)	440
Changes in operating assets and liabilities:
Accounts receivable	3,052	(1,029)
Inventories	(881)	(9)
Prepaid expenses and other assets, current and noncurrent	(164)	(387)
Accounts payable	(121)	281
Accrued, lease and other liabilities, current and noncurrent	(716)	(681)
Deferred revenues	(425)	(204)
Net cash used in operating activities	(5,409)	(6,136)
Investing activities:
Acquisition of property and equipment	(50)	(8)
Net cash used in investing activities	(50)	(8)
Financing activities:
Principal payments under notes payable	(625)	(625)
Proceeds from issuance of common stock, net	914	4,017
Proceeds from exercise of warrants, net	3,856	—
Net cash provided by financing activities	4,145	3,392
Effect of exchange rate changes on cash	63	(1)
Net decrease in cash	(1,251)	(2,753)
Cash and restricted cash at beginning of period	6,493	8,638
Cash and restricted cash at end of period	$5,242	$5,885

Supplemental disclosure of cash flow activities
Cash paid for interest	$84	$96
Cash paid for income taxes	$4	$8
Supplemental disclosure of non-cash activities
Deemed dividend in connection with warrant inducement	$226	$—
Transfer of inventory to property and equipment	$81	$72
Initial recognition of operating lease liability and right of use asset	$153	$180
Share issuance RSU	$—	$1
Share issuance for common stock contribution to 401(k) plan	$236	$238

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

All common stock share and per share amounts have been adjusted to reflect the one-for-fifteen reverse stock split effected on June 2, 2025. See Note 11. Capitalization and Equity Structure – Reverse Stock Split for additional information.

Liquidity and Going Concern

As of June 30, 2025, the Company had an accumulated deficit of $256,301. Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of such technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. During the six months ended June 30, 2025, the Company used $5,409 of cash in its operations. Cash on hand as of June 30, 2025 was $5,242.

As described in Note 9. Notes Payable, net, borrowings under the Company’s secured term loan agreement with Banc of California have a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance, which is due in full in August 2026. As of June 30, 2025, $2,000 of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2025 was approximately $3,242.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. Management intends to raise funds through one or more financings in the near term in order to meet our cash requirements for the next 12 months. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. If we are unable to complete sufficient additional financings, management’s plans include delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocused sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Management currently estimates that the Company's unrestricted cash will fund its operations into the fourth quarter of 2025.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending  December 31, 2025 or any future periods.

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

The Company generally does not grant a right of return for its products. The Company exercised judgement to determine that a product return reserve was not required as of  June 30, 2025 and December 31, 2024, as historical returns activity has not been material and the Company's expectations and estimates regarding future returns have not changed.

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

The Company had three customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable as of  June 30, 2025 (15%, 14%, and 13%), as compared with two customers as of  December 31, 2024 (17% and 17%).

During the three months ended June 30, 2025, the Company had three customers with sales of 10% or more of the Company’s total revenue (18%, 13%, and 10%), as compared with two customers in the three months ended  June 30, 2024 (11% and 10%).

During the six months ended June 30, 2025, the Company had one customer with sales of 10% or more of the Company’s total revenue (14%), as compared with two customers in the six months ended  June 30, 2024 (12% and 10%).

Accounts Receivable and Allowance for Credit Losses

The Company carries accounts receivable at invoiced amounts less an allowance (or "provision") for credit losses. The Company reviews accounts receivable for collectability and determines an allowance for potential credit losses. The allowance for credit losses on accounts receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on historical bad debt expense, the aging of the accounts, known troubled accounts, customer payment history, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 120 days. Accounts receivables are charged off after all reasonable means to collect the full amount, including litigation where appropriate, have been exhausted. The Company has not experienced material losses related to accounts receivable during the three and six months ended  June 30, 2025 and 2024. The Company's accounts receivable balances, net of allowances, as of June 30, 2025,  December 31, 2024, and December 31, 2023 were $4,533, $7,238, and $5,645, respectively.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related consolidated disclosures and does not expect to early adopt.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

3.         Accumulated Other Comprehensive (Loss) Income

The Company's accumulated other comprehensive (loss) income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments.

The change in accumulated other comprehensive (loss) income presented on the condensed consolidated balance sheets for the three months ended June 30, 2025 and 2024 is reflected in the table below net of tax:

	Three Months Ended June 30,
	2025	2024
Balance at beginning of period	$424	$447
Net unrealized (loss) gain on foreign currency translation	(1,107)	92
Balance at end of period	$(683)	$539

The change in accumulated other comprehensive (loss) income presented on the condensed consolidated balance sheets for the six months ended June 30, 2025 and 2024 is reflected in the table below net of tax:

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$957	$156
Net unrealized (loss) gain on foreign currency translation	(1,640)	383
Balance at end of period	$(683)	$539

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
June 30, 2025
Liabilities
Warrant liabilities	$—	$—	$—	$—
December 31, 2024
Liabilities
Warrant liabilities	$1	$—	$—	$1

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2025, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of March 31, 2025	$—
Gain on revaluation of warrants	—
Balance as of June 30, 2025	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2025, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of December 31, 2024	$1
Gain on revaluation of warrants	(1)
Balance as of June 30, 2025	$—

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.         Inventories

Inventories as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$4,033	$3,551
Work in progress	300	177
Finished goods	1,106	843
Inventories	$5,439	$4,571

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

Deferred revenue consisted of the following:

	June 30, 2025	December 31, 2024
Deferred extended maintenance and support	$3,265	3,669
Deferred device and advances	232	207
Total deferred revenues	3,497	3,876
Less current portion	(1,808)	(1,956)
Deferred revenues, non-current	$1,689	$1,920

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Deferred revenue activity consisted of the following for the six months ended June 30, 2025:

Balance as of December 31, 2024	$3,876
Deferral of revenue	887
Recognition of deferred revenue	(1,266)
Balance as of June 30, 2025	$3,497

The Company expects to recognize approximately $1,132 of the deferred revenue during the remainder of 2025, $1,206 in 2026, and $1,159 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $3,256 expected to be recognized across 2025 and 2026, which includes customer orders received but not fulfilled and other ancillary products and services of $3,009, and contracts for subscription units of $247.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2025:

Total
Device revenue	$1,172
Service and support	712
Subscriptions	99
Parts and other	74
$2,057

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2024:

Total
Device revenue	$3,815
Service and support	836
Subscriptions	146
Parts and other	153
$4,950

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2025:

Total
Device revenue	$3,659
Service and support	1,420
Subscriptions	186
Parts and other	167
$5,432

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2024:

Total
Device revenue	$6,568
Service and support	1,601
Subscriptions	290
Parts and other	247
$8,706

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Individual countries with revenue greater than 10% of total revenue for the three and six months ended June 30, 2025 and 2024 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas
United States	$1,023	$2,589	$2,807	$4,886
Remaining countries combined	16	330	32	361
Americas revenue	1,039	2,919	2,839	5,247

EMEA
France	365	522	786	868
Remaining countries combined	613	994	1,276	1,479
EMEA revenue	978	1,516	2,062	2,347

APAC
Countries combined	40	515	531	1,112
APAC revenue	40	515	531	1,112

Total Revenue	$2,057	$4,950	$5,432	$8,706

7.         Accrued Liabilities

Accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Salaries, benefits and related expenses	$1,120	$1,684
Device warranty	487	474
Other	153	194
Total	$1,760	$2,352

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in EMEA, and one to three years in APAC. Warranty costs are reflected in the condensed consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and six months ended June 30, 2025 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Balance as of beginning of period	$662	$655
Additions for estimated future expense	133	299
Incurred costs	(167)	(326)
Balance as of June 30, 2025	$628	$628

Balance as of June 30, 2025
Current portion	$487
Long-term portion	141
Total	$628

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

The Company determined no impairment existed for goodwill for the three and six months ended June 30, 2025 and 2024.

Intangible Assets

The following table summarizes the components of gross intangible assets, accumulated amortization, and net carrying values for definite- and indefinite-lived intangible asset balances as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	$2,310	$(742)	$—	$1,568
Trade name	2,310	N/A	—	2,310
Intellectual property	460	(18)	(180)	262
Customer relationships	140	(45)	—	95
Total intangible assets	$5,220	$(805)	$(180)	$4,235

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	$2,310	$(598)	$—	$1,712
Trade name	2,310	N/A	—	2,310
Intellectual property	460	(6)	—	454
Customer relationships	140	(36)	—	104
Total intangible assets	$5,220	$(640)	$—	$4,580

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

The Company had a Knee License Agreement with Vanderbilt University ("Vanderbilt") to maintain exclusive rights to patents on the Company's behalf (the "License Agreement"). On April 16, 2025, the Company executed a Termination Agreement with Vanderbilt of the License Agreement (the "Termination Agreement"). Per the Termination Agreement, the Company is no longer required to pay 3.75% of net sales for its Swing-Assist Microprocessor-Controlled Knee ("SA-MPK") licensed patent products and a minimum annual royalty of $75 due on or before July 31, 2028 and $100 per year thereafter until February 15, 2041. Under the Termination Agreement, should, to the extent Vanderbilt successfully licenses the rights of the SA-MPK technology to a third-party, Vanderbilt will pay the Company 50% of Vanderbilt's share of any net revenues attributable to the rights received from such future license agreement until $100 has been paid to the Company. As a result of the overall uncertainty of the future revenues, the Company performed an impairment assessment of the intangible asset as of June 30, 2025. In estimating the fair value of the asset, the Company utilized the undiscounted cash flow model, dependent on the primary assumption of forecasted revenues from the quoted market price of the Termination Agreement, which led to a $180 impairment loss recognized for the asset for the six months ended June 30, 2025, and reduced the asset balance to $0. The impairment loss is included as a component of operating expenses, under the caption "General and administrative," in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025. The Company determined no impairment existed for its other intangible assets for the three and six months ended June 30, 2025 and 2024.

The estimated future amortization expenses related to definite-lived intangible assets as of June 30, 2025 were as follows:

Fiscal Year	Amount
2025 - remainder	$165
2026	330
2027	330
2028	330
2029	330
2030 and thereafter	440
Total	$1,925

Amortization expense related to the acquired definite-lived intangible assets was $82 and $77 for the three months ended June 30, 2025 and 2024, respectively, and was included as a component of cost of revenue ($78 and $73, respectively) and operating expenses ($4 and $4, respectively) in the condensed consolidated statement of operations and comprehensive loss.

Amortization expense related to the acquired definite-lived intangible assets was $165 and $153 for the six months ended June 30, 2025 and 2024, respectively, and was included as a component of cost of revenue ($156 and $144, respectively) and operating expenses ($9 and $9, respectively) in the condensed consolidated statement of operations and comprehensive loss.

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

The BoC Loan Agreement contains a liquidity covenant, which requires that the Company maintain cash in accounts of the Lender or subject to control agreements in favor of the Lender in an amount equal to at least the outstanding balance of the BoC Term Loan, which was $2,000 as of June 30, 2025. It also contains a primary depository covenant, which restricts the Company from having more than $1,000 held in subsidiary bank accounts outside of the United States. As of June 30, 2025, the Company was compliant with all covenants.

The interest rate of the BoC Term Loan is subject to increase in the event of late payment and after occurrence of and during the continuation of an event of default. The Company may elect to prepay the BoC Term Loan at any time, in whole or in part, without penalty or premium.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 7.72% and 8.74% for the three months ended June 30, 2025 and 2024, respectively, and 7.68% and 8.74% for the six months ended June 30, 2025 and 2024, respectively. The debt issuance costs and debt discounts are amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the BoC Term Loan totaled $39 and $44 for the three months ended June 30, 2025 and 2024, respectively, and $77 and $87 for the six months ended June 30, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The following table presents scheduled principal payments of the Company’s BoC Term Loan as of June 30, 2025:

Period	Amount
2025	$—
2026	2,000
Total principal payments	2,000
Less debt discount and issuance cost	(2)
Notes payable, net	$1,998

Current portion	$—
Long-term portion	1,998
Notes payable, net	$1,998

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

The Company recorded the Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's BoC Term Loan and other relevant economic factors present at the execution date of the Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 6.81% and 7.05% for the three months ended June 30, 2025 and 2024, respectively, and 7.14% and 7.30% for the six months ended June 30, 2025 and 2024, respectively. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Promissory Note was $50 and $70 for the three months ended June 30, 2025 and 2024, respectively, and $104 and $145 for the six months ended June 30, 2025 and 2024, respectively.

The following table presents scheduled principal payments of the Company's Promissory Note as of June 30, 2025:

Period	Amount
2025 - remainder	$625
2026	1,250
2027	937
Total principal payments	2,812
Less debt discount	(225)
Notes payable, net	$2,587

Current portion	1,250
Long-term portion	1,337
Notes payable, net	$2,587

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

In March 2025, the Company entered into an operating lease agreement for its new distribution and service facility in Ratingen, Germany (the "Ratingen Lease"), which commenced in May 2025 and expires in April 2030. In May 2025, the Company moved its administrative office from Hamburg, Germany, which serves EMEA, to this new facility.

The Ratingen Lease constitutes a lease under ASC 842, and the Company estimates the lease term as May 2025 through April  2030. Fixed lease payments for identified lease components over the identified term were discounted at the Company's estimated incremental borrowing rate and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the condensed consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as common area maintenance costs, are excluded from the lease liability calculation and expensed as incurred. The Company records a straight-line monthly rent expense for this lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

The Company's operating lease agreement for the former office in Hamburg, Germany (the "Hamburg Lease") commenced in  May 2022 and expired in June 2025.

The Hamburg Lease constituted a lease under ASC 842, and the Company estimated the lease term as May 2022 through June 2025. Fixed lease payments for identified lease components over the identified term were discounted at the Company's estimated incremental borrowing rate and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities, and the corresponding right of use asset is reflected in the condensed consolidated balance sheets under the caption Right-of-use assets. Non-lease components, such as common area maintenance costs, were excluded from the lease liability calculation and expensed as incurred. The Company recorded a straight-line monthly rent expense for this lease equal to the sum of all fixed lease payments divided by the number of months in the lease term.

The Company’s future lease payments as of June 30, 2025, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2025 - remainder	$247
2026	467
2027	78
2028	37
2029	37
2030	11
Total lease payments	877
Less: imputed interest	(71)
Present value of lease liabilities	$806

Weighted-average remaining lease term (in years)	2.10
Weighted-average discount rate	8.3%

Lease expense under the Company’s operating leases was $159 and $135 for the three months ended  June 30, 2025 and 2024, respectively, and $317 and $271 for the six months ended  June 30, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

11.         Capitalization and Equity Structure

Reverse Stock Split

Before the opening of the stock market on June 2, 2025, the Company effected a 1-for-15 reverse split of its common stock (the "Reverse Stock Split"). As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of fifteen, rounded up to the nearest whole share, and all common stock per share amounts have been increased by a factor of fifteen, with the exception of the Company's common stock par value and the Company's authorized shares. Amounts affected include common stock outstanding, restricted stock units, common stock underlying stock options, and warrants.

As previously disclosed, on December 12, 2024, the Company received a written notice from the Nasdaq Listing Qualifications staff of the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that because the minimum bid price for the Company’s common stock listed on the Nasdaq Capital Market was below $1.00 per share over the previous 30 consecutive business days, the Company did not meet the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement"). The Reverse Stock Split was effected in order to raise the per share trading price of the Company's common stock above $1.00 and regain compliance with the Minimum Bid Price Requirement. On June 13, 2025, the Company regained compliance with the Minimum Bid Price Requirement.

Summary

The Company’s authorized capital stock as of  June 30, 2025 and  December 31, 2024 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. The authorized capital was not reduced in connection with the Reverse Stock Split. As of June 30, 2025 and December 31, 2024, there were 2,605 and 1,480 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

March 2025 Inducement Warrant Transaction

On March 17, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing holder (the “Investor”) of one of the Company’s Series A common stock purchase warrants and one of the Company's Series B common stock purchase warrants (collectively, the “Existing Investor Warrants”) that the Company issued as part of the September 2024 Offering (as defined below), pursuant to which, among other things, the Investor exercised for cash its Existing Investor Warrants to purchase an aggregate of 653 shares (the “Existing Investor Warrant Shares”) of common stock at a reduced exercise price of $6.36 per share (the “Inducement Exercise”). In consideration for exercising the Existing Investor Warrants, the Company issued to the Investor a new common stock purchase warrant to purchase up to an aggregate of 700 shares of common stock (such warrant, the “Inducement Warrant” and such shares of common stock issuable upon exercise thereof, the “Inducement Warrant Shares”) (collectively, the "March 2025 Inducement Warrant"). The Inducement Warrant became exercisable on May 16, 2025, the date the Company received approval from the Company’s stockholders (the “Stockholder Approval Date”) in accordance with the applicable rules and regulations of The Nasdaq Capital Market, and may be exercised following such date through May 16, 2030, at an exercise price of $6.36 per share. The Company received net proceeds of approximately $3,853 from the March 2025 Inducement Warrant, after deducting the transaction expenses paid by the Company. The Company is using the net proceeds from the March 2025 Inducement Warrant for general corporate purposes, which include growth and expansion of the Company's Personal Health products as the Company works to increase its revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting its other working capital needs.

September 2024 Offering

On August 29, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC as underwriter (the "Underwriter") pursuant to which the Company issued and sold, in a firm commitment underwritten public offering (the "September 2024 Offering"), 207 shares of common stock, a pre-funded warrant to purchase 193 shares of common stock (the "Pre-Funded Warrant"), Series A common stock purchase warrants to purchase an aggregate of 400 shares of common stock (the "Series A Warrants"), and Series B common stock purchase warrants to purchase an aggregate of 400 shares of common stock (the "Series B Warrants"). The September 2024 Offering closed on September 3, 2024. The Company received net proceeds of approximately $5,003 in the September 2024 Offering, after deducting the underwriting discount and commissions and offering expenses paid by the Company.

January 2024 Offering

On  January 10, 2024, the Company entered into a securities purchase agreement with certain institutional investors to sell an aggregate of 198 shares of the Company’s common stock in a registered direct offering (the “January 2024 Offering”) at an offering price of $23.25 per share. The net proceeds of the January 2024 Offering were approximately $3,932 after deducting placement agent fees and offering expenses paid by the Company.

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5,000 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. During the six months ended June 30, 2025, the Company sold 231 shares of common stock under the ATM Agreement at an average price of $4.36 per share, for aggregate proceeds of $914, net of commission and issuance costs. During the six months ended  June 30, 2024, the Company sold 7 shares of common stock under the ATM Agreement at an average price of $21.41 per share, for aggregate proceeds of $85, net of commission and issuance costs. As of  June 30, 2025, the Company had $3,125 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Warrants

Warrants outstanding as of June 30, 2025 and  December 31, 2024 were as follows:

Source	Exercise Price	Remaining term (Years)	December 31, 2024	Issued	Expired	Exercised	June 30, 2025
Inducement Warrant *	$6.36	4.7	—	700	—	—	700
Pre-Funded Warrant	$—	**	171	—	—	(171)	—
Series A Warrants	$15.00	4.2	400	—	—	(327)	73
Series B Warrants	$15.00	0.2	400	—	—	(327)	73
2021 Warrants	$192.19	0.6	18	—	—	—	18
June 2020 Investor Warrants	$77.70	0.4	9	—	—	—	9
June 2020 Placement Agent Warrants	$84.65	—	3	—	(3)	—	—
December 2019 Warrants	$121.50	—	37	—	(37)	—	—
			1,038	700	(40)	(825)	873

(*) The Inducement Warrant became exercisable upon the Stockholder Approval Date and may be exercised following such date through May 16, 2030.

(**) The Pre-Funded Warrant exercise term does not expire.

No warrants were exercised during the three months ended June 30, 2025, compared to no warrants exercised during the same period of 2024, and 825 warrants were exercised during the six months ended June 30, 2025, compared to no warrants exercised during the same period of 2024. The weighted average exercise price of the warrants outstanding as of  June 30, 2025 was $12.38.

March 2025 Inducement Warrant

In March 2025, the Company issued the Inducement Warrant to purchase up to an aggregate of 700 shares of common stock at an exercise price of $6.36 per share. The Inducement Warrant became exercisable upon the Stockholder Approval Date and may be exercised following such date through May 16, 2030.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

September 2024 Warrants

In September 2024, the Company issued the Pre-Funded Warrant to purchase 193 shares of common stock, with an exercise price of $0.001 per share, for $2,897 in aggregate cash proceeds, which represents the September 2024 Offering price for the common stock of $15.00, less the per share exercise price. The Pre-Funded Warrant was fully exercised as of March 31, 2025.

In September 2024, the Company issued the Series A Warrants, which are exercisable for an aggregate of up to 400 shares of the Company’s common stock at an exercise price of $15.00 per share. The Series A Warrants were exercisable immediately and expire on September 4, 2029.

In September 2024, the Company issued the Series B Warrants, which are exercisable for an aggregate of up to 400 shares of the Company’s common stock at an exercise price of $15.00 per share. The Series B Warrants were exercisable immediately and expire on September 3, 2025.

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

The September 2024 Warrants are classified as a component of stockholders’ equity within additional paid-in capital and were recorded at the September 2024 Public Offering issuance date. The September 2024 Warrants are equity classified because they (i) are freestanding financial instruments that were legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock, and (vi) meet the equity classification criteria. In addition, such September 2024 Warrants do not provide any guarantee of value or return.

2021 Warrants

In February 2021, the Company issued warrants (the "2021 Warrants"), exercisable for up to 18 shares of the Company’s common stock at an exercise price of $192.19 per share. The 2021 Warrants were exercisable immediately and expire on February 11, 2026. The 2021 Warrants may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the 2021 Warrant. However, a holder will not be entitled to exercise any portion of the 2021 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	June 30, 2025	December 31, 2024
Current share price	$3.29	$9.15
Conversion price	$192.19	$192.19
Risk-free interest rate	4.21%	3.94%
Expected term (years)	0.61	1.11
Volatility of stock	96.8%	106.7%

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

June 2020 Investor Warrants

In June 2020, the Company issued warrants (the "June 2020 Investor Warrants"), exercisable for up to 58 shares of the Company’s common stock at an exercise price of $77.70 per share. The June 2020 Investor Warrants were immediately exercisable and expire on December 10, 2025. The June 2020 Investor Warrants  may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the June 2020 Investor Warrant. However, a holder will not be entitled to exercise any portion of the June 2020 Investor Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	June 30, 2025	December 31, 2024
Current share price	$3.29	$9.15
Conversion price	$77.70	$77.70
Risk-free interest rate	4.32%	4.03%
Expected term (years)	0.44	0.94
Volatility of stock	91.9%	89.7%

June 2020 Placement Agent Warrants

In June 2020, the Company issued warrants (the "June 2020 Placement Agent Warrants"), exercisable for up to 8 shares of the Company’s common stock, to the placement agent for such offering. The June 2020 Placement Agent Warrants had substantially the same form as the June 2020 Investor Warrants, including the put option described above, except that they had an exercise price per share equal to $84.65, subject to adjustment in certain circumstances, and expired on June 7, 2025.

The warrant liability related to the June 2020 Placement Agent Warrants was measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	June 30, 2025	December 31, 2024
Current share price	N/A	$9.15
Conversion price	N/A	$84.65
Risk-free interest rate	N/A	4.47%
Expected term (years)	—	0.44
Volatility of stock	N/A	89.7%

December 2019 Warrants

In December 2019, pursuant to a securities purchase agreement (the "December 2019 Offering"), the Company issued warrants (the "December 2019 Warrants") to purchase 37 shares of common stock. The December 2019 Warrants had an exercise price of $121.50 per share and expired on June 21, 2025.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Warrants was measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	June 30, 2025	December 31, 2024
Current share price	N/A	$9.15
Conversion price	N/A	$121.50
Risk-free interest rate	N/A	4.43%
Expected term (years)	—	0.46
Volatility of stock	N/A	89.3%

12.         Stock-based Compensation

Shares available for grant

On May 16, 2025, the Company held its 2025 Annual Meeting of Stockholders (the "Annual Meeting") and ratified an amendment to the Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan") to increase the total number of shares of common stock authorized for issuance by 153 shares. As of June 30, 2025, the total number of shares authorized for grant under the 2014 Plan was 468, of which 128 were available for future grants.

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

RSU activity for the six months ended June 30, 2025 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2024	68	$18.27
Granted	78	5.77
Vested	(43)	17.76
Forfeited	(5)	10.43
Unvested as of June 30, 2025	98	$8.98

As of June 30, 2025, $637 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 1.17 years.

There was no PSU activity for the six months ended June 30, 2025.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Stock Options

The following table summarizes information about the Company's stock options outstanding as of June 30, 2025, and activity for the six months ended  June 30, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2024	12	$471.74
Options cancelled	(1)	2,253.34
Balance as of June 30, 2025	11	$345.57	3.28	$—
Vested and expected to vest as of June 30, 2025	11	$345.57	3.28	$—
Exercisable as of June 30, 2025	11	$345.46	3.28	$—

No stock options were exercised during the three and six months ended June 30, 2025 and 2024.

The total grant-date fair value of stock options vested during the three and six months ended June 30, 2025 and 2024 was $0.

As of June 30, 2025, total unrecognized compensation cost related to unvested stock options was $0.

Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of the services provided. Stock-based compensation expense related to RSUs and PSUs was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$11	$6	$33	$58
Research and development	4	81	24	171
General and administrative	192	198	400	431
	$207	$285	$457	$660

401(k) Plan Share Match

During the six months ended June 30, 2025 and 2024, the Company issued 37 and 11 shares of common stock with a fair value of $236 and $238, respectively, to eligible employees’ deferral accounts for the Ekso Bionics 401(k) plan (the "401(k) Plan") matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2024 and 2023.

The expense, net for the 401(k) Plan share matching was $15 and $113 for the six months ended June 30, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

13.         Income Taxes

There were no material changes to the unrecognized tax benefits in the six months ended June 30, 2025, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year ending December 31, 2025.

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

The Company has one license agreement with Vanderbilt University to maintain exclusive rights to patents on the Company's behalf. Under the Vanderbilt Exoskeleton License Agreement, the Company is required to pay 6% of net sales of licensed patent products and 3% of net sales of licensed software products. The minimum annual royalty for licensed products is $250. The Vanderbilt Exoskeleton License Agreement will continue until April 29, 2038, unless sooner terminated.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1,357 as of June 30, 2025, which are expected to be paid within one year, and $1,263 as of December 31, 2024. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $877 payable over the lease terms of the San Rafael Lease, the Ohio Lease, and the Ratingen Lease as disclosed in Note 10. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

15.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss applicable to common stockholders	$(2,709)	$(2,416)	$(5,600)	$(5,845)
Adjustment for deemed dividend (*)	$—	$—	$(226)	$—
Adjusted net loss used for basic and diluted calculation	$(2,709)	$(2,416)	$(5,826)	$(5,845)

Denominator:
Weighted-average number of common shares, basic and diluted	2,180	1,215	1,938	1,188

Net loss per common share:
Basic and diluted	$(1.24)	$(1.99)	$(3.01)	$(4.92)

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

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Options to purchase common stock	11	13	11	13
Restricted stock units	98	72	98	72
Warrants for common stock	873	70	873	70
Total common stock equivalents	982	155	982	155

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

17.          Related Party Transactions

There were no related party transactions during the six months ended June 30, 2025.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this "Quarterly Report"), the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening of our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in our results of operations, (v) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vi) our beliefs regarding potential clinical and other health benefits of our medical devices, (vii) the actions we will take in seeking reimbursements from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, (viii) the timing and amounts of CMS reimbursement, (ix) our ability to grow and expand our Ekso Indego Personal Health market as we work to grow revenue in light of Medicare reimbursement from CMS of the Ekso Indego Personal, (x) our ability to obtain insurance coverage beyond CMS, (xi) our ability to obtain additional indications for products that cover the Ekso Indego Personal, (xii) the timing of executing large sales contracts, (xiii) the impact and effects of the other risk factors on our business, results of operations or prospects, and (xiv) the assumptions underlying or relating to any statement described in points (i) through (xiii) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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

Operating within the CMS reimbursement environment is relatively new for us. Our first Ekso Indego Personal CMS reimbursement claim was submitted by our legacy DME in May 2024, and was reimbursed in July 2024. The second Ekso Indego Personal CMS reimbursement claim, submitted in June 2024, was reimbursed in April 2025 after a favorable response from an Administrative Law Judge in early 2025. During the first half of 2025, additional reimbursement claims have been submitted by our Orthotics & Prosthetics ("O&P") and DME partners, which are pending reimbursement and being managed through the appeals process with the support of our industry partners. As this category of product is new within CMS, we have taken a measured approach, focusing on continued refinement and improvement. Once we have optimized this process, we expect to more aggressively increase our CMS reimbursement submissions. In support of this effort, to date we have signed distribution agreements with National Seating & Mobility for selling exclusivity into the Complex Rehabilitation Technology segment, with Bionic Prosthetics & Orthotics Group, a respected O&P provider serving 14 states, and we continue to develop partnerships and pilots with other regional and national O&P suppliers that we believe will bear fruit in the second half of 2025 and beyond. In addition to this work, we have ramped up our direct marketing efforts and continue to develop and grow a sales backlog for the Ekso Indego Personal device. As of June 2025, we had approximately 45 people who we believe qualify for reimbursement over the coming months. We anticipate that many of these individuals will have their claims submitted to CMS by our partners in 2025 and early 2026, though we expect our processes and procedures to continue to be refined as we work to scale up this sales channel over time. Given this ramp, we expect the majority of our revenue in 2025 will continue to come from Enterprise Health sales, but with Personal Health product sales contributing more quarter over quarter.

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

Nomad is currently for sale in limited volumes in the Personal Health market for use in a non-Company-sponsored single clinical study. Subject to clinical and patient feedback from clinical trials, we expect to begin the general commercialization process for Nomad in 2026.

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant stroke, ABI, and SCI populations, the levels of reimbursements our customers will be able to receive, the level of reimbursement we will able to receive from Medicare and private insurers on claims related to our Ekso Indego Personal, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including an increasingly inflationary environment, has led to increased price-based competition. In particular, the effects of such increasing price-based competition have had an especially significant impact on certain products that we offer, including the EksoNR and Ekso Indego Therapy in the United States, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. The timing of executing sales contracts with large hospital networks can be unpredictable, which has and may continue to impact the timing and amounts of device sales. Furthermore, we do business in the EMEA and APAC regions, which results in our business being impacted by changes in the strength of the local currencies relative to the U.S. Dollar.

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

Results of Operations

The following table presents our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	Change	% Change

Revenue	$2,057	$4,950	$(2,893)	(58)%
Cost of revenue	1,238	2,313	(1,075)	(46)%
Gross profit	819	2,637	(1,818)	(69)%
Gross profit %	40%	53%

Operating expenses:
Sales and marketing	1,690	1,846	(156)	(8)%
Research and development	852	1,116	(264)	(24)%
General and administrative	2,252	2,010	242	12%
Total operating expenses	4,794	4,972	(178)	(4)%
Loss from operations	(3,975)	(2,335)	(1,640)	70%
Other income (expense), net:
Interest expense, net	(65)	(74)	9	(12)%
Gain on revaluation of warrant liabilities	—	84	(84)	(100)%
Unrealized gain (loss) on foreign exchange	1,339	(91)	1,430	(1571)%
Other expense, net	(8)	—	(8)	*
Total other income (expense), net	1,266	(81)	1,347	(1663)%
Net loss	$(2,709)	$(2,416)	$(293)	12%

(*) Not meaningful

Revenue

Revenue decreased $2.9 million, or 58%, for the three months ended June 30, 2025, compared to the same period of 2024. The decrease in revenue was primarily driven by a decrease in the volume of Enterprise Health device sales in the Americas region, mainly due to short-term delays in completing two multiple-device sale contracts, that are expected to close in the third quarter of 2025. This decrease was partially offset by an increase in the volume of Personal Health device sales.

Gross Profit and Gross Margin

Gross profit decreased $1.8 million for the three months ended June 30, 2025, compared to the same period of 2024, primarily driven by a decrease in revenues associated with our Enterprise Health devices, partially offset by an increase in revenues associated with our Personal Health device and reduction in service costs.

Gross margin decreased to 40% for the three months ended June 30, 2025, compared to a gross margin of 53% for the same period of 2024, primarily driven by fixed costs of goods in relation to the decrease of Enterprise Health sales, lower margin sales related to increased volume through distribution, and an increase in shipping costs, partially offset by improved margins in service.

Operating Expenses

Sales and marketing expenses decreased $0.2 million, or 8%, for the three months ended June 30, 2025, compared to the same period of 2024. The decrease was primarily due to lower discretionary payroll expense.

Research and development expenses decreased $0.3 million, or 24%, for the three months ended June 30, 2025, compared to the same period of 2024, primarily due to lower headcount.

General and administrative expenses increased $0.2 million, or 12%, for the three months ended June 30, 2025, compared to the same period of 2024, primarily due to lower allocable costs to manufacturing.

Total Other Income (Expense), Net

Interest expense, net decreased 12% for the three months ended June 30, 2025 compared to the same period of 2024. This decrease is primarily related to lower interest expense related to the Promissory Note principal payments, partially offset by lower interest income from cash deposits.

Gain on revaluation of warrant liabilities was de minimis for the three months ended June 30, 2025 as compared to a gain on revaluation of warrant liabilities of $0.1 million for the three months ended June 30, 2024, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity and the risk-free interest rate.

Unrealized gain on foreign exchange for the three months ended June 30, 2025 was $1.3 million compared to an unrealized loss on foreign exchange of $0.1 million for the same period of 2024. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	Change	% Change

Revenue	$5,432	$8,706	$(3,274)	(38)%
Cost of revenue	2,807	4,118	(1,311)	(32)%
Gross profit	2,625	4,588	(1,963)	(43)%
Gross profit %	48%	53%

Operating expenses:
Sales and marketing	3,397	3,664	(267)	(7)%
Research and development	1,839	2,252	(413)	(18)%
General and administrative	4,804	4,263	541	13%
Total operating expenses	10,040	10,179	(139)	(1)%
Loss from operations	(7,415)	(5,591)	(1,824)	33%
Other income (expense), net:
Interest expense, net	(136)	(131)	(5)	4%
Gain on revaluation of warrant liabilities	1	426	(425)	(100)%
Loss on modification of warrant	—	(109)	109	(100)%
Unrealized gain (loss) on foreign exchange	1,965	(440)	2,405	(547)%
Other expense, net	(15)	—	(15)	*
Total other income (expense), net	1,815	(254)	2,069	(815)%
Net loss	$(5,600)	$(5,845)	$245	(4)%

(*) Not meaningful

Revenue

Revenue decreased $3.3 million, or 38%, for the six months ended June 30, 2025, compared to the same period of 2024. The decrease in revenue was primarily driven by a decrease in the volume of Enterprise Health device sales in the Americas region, mainly due to short-term delays in completing two multiple-device sale contracts, that are expected to close in the third quarter of 2025. This decrease was partially offset by an increase in the volume of Personal Health device sales.

Gross Profit and Gross Margin

Gross profit decreased $2.0 million for the six months ended June 30, 2025, compared to the same period of 2024, driven by a decrease in revenues associated with our Enterprise Health devices, partially offset by an increase in revenues associated with our Personal Health device and reduction in service costs.

Gross margin decreased to 48% for the six months ended June 30, 2025, compared to a gross margin of 53% for the same period of 2024, primarily driven by fixed costs of goods in relation to the decrease of Enterprise Health sales, lower margin sales related to increased volume through distribution, and an increase in shipping costs, partially offset by improved margins in service.

Operating Expenses

Sales and marketing expenses decreased $0.3 million, or 7%, for the six months ended June 30, 2025, compared to the same period of 2024. The decrease was primarily due to lower discretionary payroll expense.

Research and development expenses decreased $0.4 million, or 18%, for the six months ended June 30, 2025, compared to the same period of 2024, primarily due to a decrease in the Company's use of product development consultants and lower headcount, partially offset by severance expense.

General and administrative expenses increased $0.5 million, or 13%, for the six months ended June 30, 2025, compared to the same period of 2024, primarily due to a loss on impairment of an intangible asset, higher legal and audit costs, and a decrease in allocable costs to manufacturing, partially offset by lower discretionary payroll.

Total Other Income (Expense), Net

Interest expense, net increased 4% for the six months ended June 30, 2025 compared to the same period of 2024. This increase is primarily related to lower interest income from cash deposits, partially offset by lower interest expense related to the Promissory Note principal payments.

Loss on modification of warrant of $0.1 million for the six months ended June 30, 2024 was due to the reduction of the exercise price of the May 2019 Warrants, in connection with the January 2024 Offering. There was no comparable amount for the six months ended June 30, 2025.

Gain on revaluation of warrant liabilities was de minimis for the six months ended June 30, 2025 as compared to a gain on revaluation of warrant liabilities of $0.4 million for the six months ended June 30, 2024, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity and the risk-free interest rate.

Unrealized gain on foreign exchange for the six months ended June 30, 2025 was $2.0 million compared to an unrealized loss on foreign exchange of $0.4 million for the same period of 2024. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of June 30, 2025, $5.2 million of cash was held domestically and by our foreign subsidiaries. Cash consisted of bank deposits with third-party financial institutions. As described in Note 9. Notes Payable, net in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, borrowings under our secured term loan agreement with Banc of California are subject to a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance, which is due in full in August 2026. As of June 30, 2025, $2.0 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of June 30, 2025 was approximately $3.2 million.

As of June 30, 2025, we had working capital of $9.3 million, compared to working capital of $11.3 million as of December 31, 2024. The decrease in working capital was primarily due to a lower cash balance and accounts receivable balance, partially offset by a higher inventory balance and a lower accrued liabilities balance.

We have funded our operations primarily through the issuance and sale of equity securities and bank debt.

On March 17, 2025, we entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing holder (the “Investor”) of one of the Company’s Series A common stock purchase warrants and one of the Company's Series B common stock purchase warrants (collectively, the “Existing Investor Warrants”) that we issued as part of the September 2024 Offering, pursuant to which, among other things, the Investor exercised for cash its Existing Investor Warrants to purchase an aggregate of 653 thousand shares (the “Existing Investor Warrant Shares”) of our common stock at a reduced exercise price of $6.36 per share (the “Inducement Exercise”). In consideration for exercising the Existing Investor Warrants, we issued to the Investor a new common stock purchase warrant to purchase up to an aggregate of 700 thousand shares of common stock (such warrant, the “Inducement Warrant” and such shares of common stock issuable upon exercise thereof, the “Inducement Warrant Shares”) (collectively, the "March 2025 Inducement Warrant"). The Inducement Warrant became exercisable on May 16, 2025, and may be exercised following such date through May 16, 2030, at an exercise price of $6.36 per share. We received net proceeds of approximately $3.9 million from the March 2025 Inducement Warrant, after deducting the transaction expenses paid by the Company. We are using the net proceeds from the March 2025 Inducement Warrant for general corporate purposes, which include growth and expansion of the Personal Health products as we work to increase its revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting our other working capital needs.

On September 3, 2024, we sold 207 thousand shares of common stock, a Pre-Funded Warrant to purchase 193 thousand shares of common stock, Series A common stock purchase warrants to purchase an aggregate of 400 thousand shares of common stock, and Series B common stock purchase warrants to purchase an aggregate of 400 thousand shares of common stock in an underwritten public offering (the "September 2024 Offering"), which generated net proceeds of approximately $5.0 million after deducting the underwriting discount and commissions and offering expenses paid by the Company. We used the net proceeds from the September 2024 Offering for general corporate purposes, which included growth and expansion of our Personal Health products as we work to increase our revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting our other working capital needs.

On January 16, 2024, we sold an aggregate of 198 thousand shares of common stock in a registered direct offering (the "January 2024 Offering") at a price of $23.25 per share, which generated net proceeds of approximately $3.9 million after deducting placement agent fees and our estimated offering expenses.

In October 2020, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that we may sell under the Registration Statement. During the three and six months ended June 30, 2025, we sold 231 thousand shares of common stock under the ATM Agreement at an average price of $4.36 per share, for aggregate proceeds of $0.9 million, net of commission and issuance costs. As of June 30, 2025, we had $3.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement.

Cash and Restricted Cash

The following table summarizes the sources and uses of cash for the periods stated (in thousands).

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(5,409)	$(6,136)
Net cash used in investing activities	(50)	(8)
Net cash provided by financing activities	4,145	3,392
Effect of exchange rate changes on cash	63	(1)
Net decrease in cash	(1,251)	(2,753)
Cash and restricted cash at beginning of period	6,493	8,638
Cash and restricted cash at end of period	$5,242	$5,885

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $0.7 million, or 12%, for the six months ended June 30, 2025, compared to the same period of 2024, primarily due to higher collections of accounts receivable, cost savings on supply chain, reduction in service costs and other efficiencies in operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was de minimis for the six months ended June 30, 2025 and 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $4.1 million for the six months ended June 30, 2025 was related to net proceeds of $3.9 million from the March 2025 Inducement Warrant, after deducting the transaction expenses paid by us, and $0.9 million from sales of our common stock under our ATM Agreement, partially offset by $0.6 million of principal payments towards the Promissory Note.

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

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our condensed consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements 12 months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans. We are seeking additional financing and evaluating financing alternatives in the near term in order to meet our cash requirements for the next 12 months. Management currently estimates that the Company's unrestricted cash will fund its operations into the fourth quarter of 2025.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2025, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than
	Total	One Year	1-3 Years	3-5 Years
Term loan	$2,176	$151	$2,025	$—
Promissory note	2,812	1,250	1,562	—
Facility operating leases	877	494	352	31
Purchase obligations	1,357	1,357	—	—
Total	$7,222	$3,252	$3,939	$31

Refer to Note 14. Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding our contractual obligations and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report.

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

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report other than as set forth below:

Certain of our customers utilize federal funding to purchase our products, and recent federal policy changes has disrupted, and could continue to disrupt, that funding.

Certain of our customers, including certain hospital systems, utilize federal funding to purchase our products. The current presidential administration has proposed and implemented certain budget cuts to key federal health agencies, which has reduced the availability of federal funding. Shifting priorities in federal research funding or a move toward industry partnerships over direct grant funding could further reduce the availability of federal funding for certain of our customers. These policy shifts have led, and may continue to lead, to a reduction or elimination of funding for programs for our customers, which has impacted their ability to purchase our products. As such, such reductions and potential further reductions could adversely impact our financial results.

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

Future operating or business decisions may cause dilution to our existing stockholders. For example, we may sell equity securities or issue securities exercisable or convertible into shares of our common stock in connection with strategic transactions or for financing purposes, including under the ATM Agreement or otherwise through registered or unregistered offerings. As of June 30, 2025, we had $3.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement. Furthermore, a substantial majority of the outstanding shares of our common stock are, and all of the shares sold in this offering will be, freely tradable without restriction or further registration under the Securities Act so long as we are generally current on our reporting obligations under the Exchange Act, unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. We may also make equity grants under one or more employee equity incentive plan or our employee stock purchase plan or issue common stock as matching contributions to our employees under our 401(k) Plan. You may also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Restated 2014 Plan, and from the exercise of our warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

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

Our audited consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2025, we had cash and restricted cash of $5.2 million and an accumulated deficit of $256.3 million. We do not believe that our cash and restricted cash are sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We are seeking additional financing and evaluating financing alternatives in the near term in order to meet our cash requirements for the next 12 months. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

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

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: July 28, 2025	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2025	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)