Form 10-Q
period 2025-09-30
EKSO BIONICS HOLDINGS, INC.
filed 2025-10-28
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of registrant’s common stock outstanding as of October 27, 2025 was 2,623,233.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash	$2,722	$4,493
Restricted cash	—	2,000
Accounts receivable, net of allowances of $39 and $33, respectively	6,048	7,238
Inventories	5,023	4,571
Prepaid expenses and other current assets	1,003	541
Total current assets	14,796	18,843
Property and equipment, net	1,237	1,577
Right-of-use assets	632	788
Intangible assets, net	4,152	4,580
Goodwill	431	431
Other assets	413	433
Total assets	$21,661	$26,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,661	$1,552
Accrued liabilities	1,930	2,352
Deferred revenues, current	1,700	1,956
Convertible promissory note, net	1,937	—
Notes payable, current	1,250	1,250
Lease liabilities, current	461	427
Total current liabilities	8,939	7,537
Deferred revenues	1,631	1,920
Notes payable, net	1,070	3,854
Lease liabilities	237	452
Warrant liabilities	—	1
Other non-current liabilities	105	181
Total liabilities	11,982	13,945
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 2,623 and 1,480 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	36	22
Additional paid-in capital	268,065	262,203
Accumulated other comprehensive (loss) income	(700)	957
Accumulated deficit	(257,722)	(250,475)
Total stockholders’ equity	9,679	12,707
Total liabilities and stockholders’ equity	$21,661	$26,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$4,227	$4,129	$9,659	$12,835
Cost of revenue	1,678	1,920	4,485	6,038
Gross profit	2,549	2,209	5,174	6,797

Operating expenses:
Sales and marketing	1,313	1,760	4,710	5,424
Research and development	550	777	2,389	3,029
General and administrative	2,088	2,311	6,892	6,574
Total operating expenses	3,951	4,848	13,991	15,027

Loss from operations	(1,402)	(2,639)	(8,817)	(8,230)

Other (expense) income, net:
Interest expense, net	(18)	(79)	(154)	(210)
Gain on revaluation of warrant liabilities	—	14	1	440
Loss on modification of warrant	—	—	—	(109)
Unrealized gain on foreign exchange	4	634	1,969	194
Other expense, net	(5)	(2)	(20)	(2)
Total other (expense) income, net	(19)	567	1,796	313

Net loss	$(1,421)	$(2,072)	$(7,021)	$(7,917)
Other comprehensive loss	(17)	(527)	(1,657)	(144)
Comprehensive loss	$(1,438)	$(2,599)	$(8,678)	$(8,061)

Net loss per share applicable to common stockholders, basic and diluted	$(0.54)	$(1.53)	$(3.35)	$(6.37)

Weighted average number of common shares outstanding, basic and diluted	2,616	1,354	2,166	1,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	—	$—	1,480	$22	$262,203	$957	$(250,475)	$12,707
Net loss	—	—	—	—	—	—	(2,891)	(2,891)
Issuance of common stock and warrants under:
Equity financing, net	—	—	188	3	2,954	—	—	2,957
Deemed dividend	—	—	—	—	226	—	(226)	—
Exercise of Pre-Funded Warrants	—	—	171	2	—	—	—	2
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	37	1	235	—	—	236
Equity incentive plan	—	—	4	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	214	—	—	214
Foreign currency translation adjustments	—	—	—	—	—	(533)	—	(533)
Balance as of March 31, 2025	—	$—	1,880	$28	$265,832	$424	$(253,592)	$12,692
Net loss	—	—	—	—	—	—	(2,709)	(2,709)
Issuance of common stock and warrants under:
Equity financing, net	—	—	697	8	1,803	—	—	1,811
Issuance of common stock under:
Equity incentive plan	—	—	28	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	243	—	—	243
Foreign currency translation adjustments	—	—	—	—	—	(1,107)	—	(1,107)
Balance as of June 30, 2025	—	$—	2,605	$36	$267,878	$(683)	$(256,301)	$10,930
Net loss	—	—	—	—	—	—	(1,421)	(1,421)
Issuance of common stock and warrants under:
Equity financing, net	—	—	7	—	(47)	—	—	(47)
Issuance of common stock under:
Equity incentive plan	—	—	11	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	234	—	—	234
Foreign currency translation adjustments	—	—	—	—	—	(17)	—	(17)
Balance as of September 30, 2025	—	$—	2,623	$36	$268,065	$(700)	$(257,722)	$9,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	—	$—	990	$15	$251,580	$156	$(239,145)	$12,606
Net loss	—	—	—	—	—	—	(3,429)	(3,429)
Issuance of common stock under:
Equity financing, net	—	—	199	3	3,967	—	—	3,970
Matching contribution to 401(k) plan	—	—	11	—	237	—	—	237
Equity incentive plan	—	—	6	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	376	—	—	376
Foreign currency translation adjustments	—	—	—	—	—	291	—	291
Balance as of March 31, 2024	—	$—	1,206	$18	$256,160	$447	$(242,574)	$14,051
Net loss	—	—	—	—	—	—	(2,416)	(2,416)
Issuance of common stock under:
Equity financing, net	—	—	5	—	47	—	—	47
Equity incentive plan	—	—	18	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	284	—	—	284
Foreign currency translation adjustments	—	—	—	—	—	92	—	92
Balance as of June 30, 2024	—	$—	1,229	$19	$256,491	$539	$(244,990)	$12,059
Net loss	—	—	—	—	—	—	(2,072)	(2,072)
Issuance of common stock and warrants under:
Equity financing, net	—	—	207	3	5,001	—	—	5,004
Exercise of warrants	—	—	22	—	—	—	—	—
Issuance of common stock under:
Equity incentive plan	—	—	8	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	406	—	—	406
Foreign currency translation adjustments	—	—	—	—	—	(527)	—	(527)
Balance as of September 30, 2024	—	$—	1,466	$22	$261,898	$12	$(247,062)	$14,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(7,021)	$(7,917)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,122	1,210
Loss on impairment of intangible asset	180	—
Changes in provision for credit losses on accounts receivable	(8)	73
Gain on revaluation of warrant liabilities	(1)	(440)
Stock-based compensation expense	691	1,066
Loss on modification of warrant	—	109
Common stock contribution to 401(k) plan	79	177
Unrealized gain on foreign currency transactions	(1,969)	(194)
Changes in operating assets and liabilities:
Accounts receivable	1,545	(1,427)
Inventories	(387)	(80)
Prepaid expenses and other assets, current and noncurrent	(447)	63
Accounts payable	95	(41)
Accrued, lease and other liabilities, current and noncurrent	(754)	(852)
Deferred revenues	(595)	(160)
Net cash used in operating activities	(7,470)	(8,413)
Investing activities:
Acquisition of property and equipment	(62)	(16)
Net cash used in investing activities	(62)	(16)
Financing activities:
Principal payments under notes payable	(938)	(938)
Retirement of term loan	(2,000)	—
Proceeds from issuance of common stock, net	866	9,021
Proceeds from exercise of warrants, net	3,856	—
Proceeds from issuance of convertible promissory note, net	1,924	—
Net cash provided by financing activities	3,708	8,083
Effect of exchange rate changes on cash	53	—
Net decrease in cash	(3,771)	(346)
Cash and restricted cash at beginning of period	6,493	8,638
Cash and restricted cash at end of period	$2,722	$8,292

Supplemental disclosure of cash flow activities
Cash paid for interest	$118	$142
Cash paid for income taxes	$5	$9
Supplemental disclosure of non-cash activities
Deemed dividend in connection with warrant inducement	$226	$—
Transfer of inventory (from) to property and equipment	$(6)	$105
Initial recognition of operating lease liability and right of use asset	$153	$180
Share issuance for RSU	$—	$1
Share issuance for common stock contribution to 401(k) plan	$236	$237

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

Liquidity and Going Concern

As of September 30, 2025, the Company had an accumulated deficit of $257,722. The Company has incurred significant operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2025, the Company used $7,470 of cash in its operations. Cash on hand as of September 30, 2025 was $2,722.

As described in Note 9. Notes Payable, net – BoC Term Loan, borrowings under the Company’s secured term loan agreement with Banc of California had a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. On  September 12, 2025, the Company paid off the entire amount of $2,000 of the Company's secured term loan agreement to Banc of California using the Company's $2,000 of restricted cash. As of September 30, 2025, no cash remains as restricted and the liquidity covenants under such loan agreement were no longer in effect.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. Management intends to raise funds through one or more financings in the near term in order to meet our cash requirements for the next 12 months. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. As part of the financing strategy, management is simultaneously pursuing strategic partnerships, delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocusing sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Management currently estimates that the Company's cash will fund its operations into the first quarter of 2026.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending  December 31, 2025 or any future periods.

The condensed consolidated financial statements include the financial statements of Ekso Bionics Holdings, Inc. and its subsidiaries. All significant transactions and balances between Ekso Bionics Holdings, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, intangible and tangible assets acquired and liabilities assumed in business combinations, revenue recognition, deferred revenue, the provision for credit losses on accounts receivable, the valuation of warrants and employee equity awards, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. Actual results could differ from those estimates.

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

The Company generally does not grant a right of return for its products. The Company exercised judgement to determine that a product return reserve was not required as of  September 30, 2025 and December 31, 2024, as historical returns activity has not been material and the Company's expectations and estimates regarding future returns have not changed.

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

The Company had one customer with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable as of  September 30, 2025 (29%), as compared with two customers as of  December 31, 2024 (17% and 17%).

During the three months ended September 30, 2025, the Company had one customer with sales of 10% or more of the Company’s total revenue (41%), as compared with one customer in the three months ended  September 30, 2024 (26%).

During the nine months ended September 30, 2025, the Company had two customers with sales of 10% or more of the Company’s total revenue (18% and 11%), as compared with one customer in the nine months ended  September 30, 2024 (15%).

Accounts Receivable and Allowance for Credit Losses

The Company carries accounts receivable at invoiced amounts less an allowance (or "provision") for credit losses. The Company reviews accounts receivable for collectability and determines an allowance for potential credit losses. The allowance for credit losses on accounts receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on historical bad debt expense, the aging of the accounts, known troubled accounts, customer payment history, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 120 days. Accounts receivables are charged off after all reasonable means to collect the full amount, including litigation where appropriate, have been exhausted. The Company has not experienced material losses related to accounts receivable during the three and nine months ended  September 30, 2025 and 2024. The Company's accounts receivable balances, net of allowances, as of September 30, 2025,  December 31, 2024, and December 31, 2023 were $6,048, $7,238, and $5,645, respectively.

Employee Retention Credit

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, along with other subsequent federal acts that extended the aid, allowed eligible employers to claim employee retention credits (“ERC”) for qualified wages paid after March 12, 2020 and before January 1, 2022. We qualified for credits under the provisions of the CARES Act for the entire period subsequent to January 1, 2021, through June 30, 2021. The Company elected to account for the ERC as a government grant. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities from government entities, the Company accounts for government assistance by analogy to International Accounting Standards Topic 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20"). Under IAS 20, government grants are recognized when there is reasonable assurance that the grant will be received and that all conditions related to the grant will be met.

We received ERCs of $523 in August 2025, of which $454 was recorded as an offset to the related employee payroll expenses as a component of operating expenses, under the captions "Sales and marketing," "Research and development," and "General and administrative," and $69 was recorded under the caption "Interest income (expense), net" in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025. These credits, due to the uncertainty of eventual receipt following claims made, were not recognized until receipt. There can be no assurance that the Company's ERCs received may not be examined by the Internal Revenue Service, and if examined, possibly challenged as to a portion or all of the benefit received, which if required to be returned, would have an adverse impact on the Company's liquidity.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The Company will be adopting ASU 2023-09 for the year ending December 31, 2025, and is currently evaluating the impact of this pronouncement on its related consolidated disclosures in its financial statements.

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

The change in accumulated other comprehensive (loss) income presented on the condensed consolidated balance sheets for the three months ended September 30, 2025 and 2024 is reflected in the table below net of tax:

	Three Months Ended September 30,
	2025	2024
Balance at beginning of period	$(683)	$539
Net unrealized loss on foreign currency translation	(17)	(527)
Balance at end of period	$(700)	$12

The change in accumulated other comprehensive (loss) income presented on the condensed consolidated balance sheets for the nine months ended September 30, 2025 and 2024 is reflected in the table below net of tax:

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$957	$156
Net unrealized loss on foreign currency translation	(1,657)	(144)
Balance at end of period	$(700)	$12

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
September 30, 2025
Liabilities
Warrant liabilities	$—	$—	$—	$—
December 31, 2024
Liabilities
Warrant liabilities	$1	$—	$—	$1

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2025, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of December 31, 2024	$1
Gain on revaluation of warrants	(1)
Balance as of September 30, 2025	$—

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.         Inventories

Inventories as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$3,756	$3,551
Work in progress	324	177
Finished goods	943	843
Inventories	$5,023	$4,571

6.         Revenue

The Company’s revenue is primarily generated through the sale of the EksoNR, Ekso Indego Therapy, and Ekso Indego Personal devices, along with the sale of support, maintenance, and subscription contracts. Revenue from device product sales is recognized at the point in time when control of the product transfers to the customer. Transfer of control generally occurs upon shipment from the Company’s facility for sales of these devices. Support and maintenance contracts extend coverage beyond the Company’s standard warranty agreements ranging from 12 to 48 months. Revenue is recognized evenly over the term of the contracts. Revenue from medical device subscriptions is recognized evenly over the contract term, typically over 24 months.

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to extended support and maintenance contracts, but also includes other offerings for which the Company has been paid in advance and earns revenue when the Company transfers control of the product or service.

Deferred revenue consisted of the following:

	September 30, 2025	December 31, 2024
Deferred extended maintenance and support	$3,119	3,669
Deferred device and advances	212	207
Total deferred revenues	3,331	3,876
Less: current portion	(1,700)	(1,956)
Deferred revenues, non-current	$1,631	$1,920

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Deferred revenue transactions consisted of the following for the nine months ended September 30, 2025:

Balance as of December 31, 2024	$3,876
Deferral of revenue	1,400
Recognition of deferred revenue	(1,945)
Balance as of September 30, 2025	$3,331

The Company expects to recognize approximately $655 of the deferred revenue during the remainder of 2025, $1,324 in 2026, and $1,352 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $3,466 expected to be recognized across 2025 and 2026, which includes customer orders received but not fulfilled and other ancillary products and services of $3,281, and contracts for subscription units of $185.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2025:

Total
Device revenue	$3,241
Service and support	841
Subscriptions	83
Parts and other	62
$4,227

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2024:

Total
Device revenue	$3,120
Service and support	691
Subscriptions	123
Parts and other	195
$4,129

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2025:

Total
Device revenue	$6,900
Service and support	2,261
Subscriptions	269
Parts and other	229
$9,659

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2024:

Total
Device revenue	$9,688
Service and support	2,292
Subscriptions	413
Parts and other	442
$12,835

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Individual countries with revenue greater than 10% of total revenue for the three and nine months ended September 30, 2025 and 2024 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas
United States	$3,161	$1,877	$5,968	$6,763
Remaining countries combined	22	18	54	380
Americas revenue	3,183	1,895	6,022	7,143

EMEA
France	363	1,067	1,149	1,935
Remaining countries combined	428	650	1,704	2,128
EMEA revenue	791	1,717	2,853	4,063

APAC
Countries combined	253	517	784	1,629
APAC revenue	253	517	784	1,629

Total Revenue	$4,227	$4,129	$9,659	$12,835

7.         Accrued Liabilities

Accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Salaries, benefits and related expenses	$1,155	$1,684
Device warranty	531	474
Other	244	194
Total	$1,930	$2,352

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in EMEA, and one to three years in APAC. Warranty costs are reflected in the condensed consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three and nine months ended September 30, 2025 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Balance as of beginning of period	$628	$655
Additions for estimated future expense	179	478
Incurred costs	(171)	(497)
Balance as of September 30, 2025	$636	$636

Balance as of September 30, 2025
Current portion	$531
Long-term portion	105
Total	$636

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

The Company determined no impairment existed for goodwill for the three and nine months ended September 30, 2025 and 2024.

Intangible Assets

The following table summarizes the components of gross intangible assets, accumulated amortization, and net carrying values for definite- and indefinite-lived intangible asset balances as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	$2,310	$(816)	$—	$1,494
Trade name	2,310	N/A	—	2,310
Intellectual property	460	(23)	(180)	257
Customer relationships	140	(49)	—	91
Total intangible assets	$5,220	$(888)	$(180)	$4,152

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	$2,310	$(598)	$—	$1,712
Trade name	2,310	N/A	—	2,310
Intellectual property	460	(6)	—	454
Customer relationships	140	(36)	—	104
Total intangible assets	$5,220	$(640)	$—	$4,580

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

The Company had a Knee License Agreement with Vanderbilt University ("Vanderbilt") to maintain exclusive rights to patents on the Company's behalf (the "License Agreement"). On April 16, 2025, the Company executed a Termination Agreement with Vanderbilt of the License Agreement (the "Termination Agreement"). Per the Termination Agreement, the Company is no longer required to pay 3.75% of net sales for its Swing-Assist Microprocessor-Controlled Knee ("SA-MPK") licensed patent products and a minimum annual royalty of $75 due on or before July 31, 2028 and $100 per year thereafter until February 15, 2041. Under the Termination Agreement, should, to the extent Vanderbilt successfully licenses the rights of the SA-MPK technology to a third-party, Vanderbilt will pay the Company 50% of Vanderbilt's share of any net revenues attributable to the rights received from such future license agreement until $100 has been paid to the Company. As a result of the overall uncertainty of the future revenues, the Company performed an impairment assessment of the intangible asset as of March 31, 2025. In estimating the fair value of the asset, the Company utilized the undiscounted cash flow model, dependent on the primary assumption of forecasted revenues from the quoted market price of the Termination Agreement, which led to a $180 impairment loss recognized for the asset in the period, and reduced the asset balance to $0. The impairment loss is included as a component of operating expenses, under the caption "General and administrative," in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025. The Company determined no impairment existed for its other intangible assets for the three and nine months ended September 30, 2025 and 2024.

The estimated future amortization expenses related to definite-lived intangible assets as of September 30, 2025 were as follows:

Fiscal Year	Amount
2025 - remainder	$82
2026	330
2027	330
2028	330
2029	330
2030 and thereafter	440
Total	$1,842

Amortization expense related to the acquired definite-lived intangible assets was $82 and $77 for the three months ended September 30, 2025 and 2024, respectively, and was included as a component of cost of revenue ($78 and $73, respectively) and operating expenses ($4 and $4, respectively) in the condensed consolidated statement of operations and comprehensive loss.

Amortization expense related to the acquired definite-lived intangible assets was $247 and $230 for the nine months ended September 30, 2025 and 2024, respectively, and was included as a component of cost of revenue ($234 and $217, respectively) and operating expenses ($13 and $13, respectively) in the condensed consolidated statement of operations and comprehensive loss.

9.         Notes Payable, net

B. Riley Promissory Note

On September 12, 2025, the Company entered into a Secured Promissory Note and Security Agreement (the “B. Riley Promissory Note”) with B. Riley Commercial Capital, LLC ("B. Riley") as lender. The B. Riley Promissory Note provides for a secured term loan in an aggregate principal amount of up to $2,000. The Company is using the net proceeds from the B. Riley Promissory Note for working capital for operations and other general corporate purposes. The loan matures on the earlier of the receipt of at least $2,400 in net proceeds from the sale of the equity interests of the Company from new equity investors (a “Qualified Financing”) or September 14, 2026 (the “Maturity Date”). Borrowings under the B. Riley Promissory Note bear interest at the rate of 10% per annum, which shall be payable in full on the Maturity Date. On the Maturity Date, the Company shall pay to B. Riley an exit fee in the amount of 10% of the original principal amount of the loan, which shall in the aggregate be $200 (the “Exit Fee”). The Company may prepay the obligations under the B. Riley Promissory Note at any time in whole or in part. In connection with such prepayment, the Company must pay all accrued but unpaid interest on such portion of the principal prepaid, all interest that would have accrued through the Maturity Date on such principal amount prepaid and the portion of the Exit Fee applicable to such principal amount prepaid. B. Riley  may elect to convert the obligations under the B. Riley Promissory Note, including the principal, interest, and Exit Fee, into equity securities of the Company in connection with a Qualified Financing at the purchase price per share paid by the lead investor thereunder.

The obligations under the B. Riley Promissory Note are required to be guaranteed by Ekso Bionics, Inc., a Delaware corporation and subsidiary of the Company (the "Subsidiary"), and secured by substantially all of the personal property of the Company and the Subsidiary. The B. Riley Promissory Note also contains customary affirmative and negative covenants, including negative covenants limiting the ability of the Company and the Subsidiary to, among other things, incur debt, grant liens, dispose of assets, and make certain restricted payments, in each case, subject to limitations and exceptions set forth in the B. Riley Promissory Note. As of September 30, 2025, the Company was compliant with all covenants.

The B. Riley Promissory Note contains various customary events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, cross default to contractual obligations, occurrence of a material adverse effect, bankruptcy and insolvency events, material judgments, and events constituting a change of control, subject to thresholds and cure periods as set forth in the B. Riley Promissory Note. Upon the occurrence and during the continuance of an event of default, B. Riley  may accelerate the Company’s obligations under the B. Riley Promissory Note (including the Exit Fee and all interest that would have been due on the Maturity Date) and may exercise certain other rights and remedies provided for under the B. Riley Promissory Note, the other loan documents and applicable law. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the B. Riley Promissory Note at a per annum rate equal to 5% above the otherwise applicable interest rate.

The Company recorded the B. Riley Promissory Note of $2,000 in its condensed consolidated balance sheets under the caption Convertible promissory note, net.

The Company recognized $76 in debt issuance costs, which were recorded as a discount to the Convertible promissory note.

The following table presents the principal amount, debt discount, and carrying value of the Company's B. Riley Promissory Note as of  September 30, 2025, which were classified as current:

September 30, 2025
Principal	$2,000
Less: unamortized debt discount	(63)
Net carrying amount	1,937

The effective interest rate for the period from the date of issuance through  September 30, 2025 was 23.5%. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan. Since the Exit Fee is mandatory, it was included in the cash flows used to apply the effective interest method and will result in an additional liability of $200 upon loan repayment. The following table sets forth the total interest expense recognized for the three months ended September 30, 2025:

Three Months Ended
September 30, 2025
Contractual interest expense	$10
Accretion of debt discount and Exit Fee	13
Total interest expense	$23

As of September 30, 2025, the B. Riley Promissory Note had accrued interest of $10.

The Company evaluated the B. Riley Promissory Note and determined that certain redemption features met the definition of an embedded derivative liability that are required to be bifurcated from the host instrument. However, since the conversion option did not include a discount on the price per share or have a fixed conversion price, and the full interest and Exit Fee are guaranteed regardless of the timing of the event, the fair value of the compound embedded derivative was determined to have no value. Therefore, no derivative liability was recorded.

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

On September 12, 2025, in connection with the entry into the B. Riley Promissory Note, the Company paid off all obligations under and terminated the BoC Loan Agreement. The BoC Loan Agreement contained a liquidity covenant, which required that the Company maintain cash in accounts of the Lender or subject to control agreements in favor of the Lender in an amount equal to at least the outstanding balance of the BoC Term Loan, which was $2,000. It also contained a primary depository covenant, which restricted the Company from having more than $1,000 held in subsidiary bank accounts outside of the United States. As of September 12, 2025, these covenants were terminated.

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 6.28% and 8.67% for the three months ended September 30, 2025 and 2024, respectively, and 7.21% and 8.71% for the nine months ended September 30, 2025 and 2024, respectively. The debt issuance costs and debt discounts were amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the BoC Term Loan totaled $31 and $44 for the three months ended September 30, 2025 and 2024, respectively, and $108 and $130 for the nine months ended September 30, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Parker Hannifin Promissory Note

In connection with the HMC Acquisition, on December 5, 2022, the Company delivered a $5,000 unsecured, subordinated promissory note (the "Parker Hannifin Promissory Note") to Parker. The Parker Hannifin Promissory Note, which is subordinate to the B. Riley Promissory Note, bears no interest with principal payable in sixteen equal installments due on the last day of each quarter, which commenced on December 31, 2023 and matures on September 30, 2027.

The Parker Hannifin Promissory Note, upon the occurrence of an event of default, allows for the levying of interest equal to the lesser of (a) 5% per annum and (b) the maximum interest rate permitted under applicable law on the then entire outstanding principal balance, and also for the acceleration of all outstanding liabilities and obligations, making them immediately payable. Under the terms of the Parker Hannifin Promissory Note, the following occurrences constitute a default, and could, upon written notice or declaration by Parker, allow for the levying of interest and or the acceleration of principal outstanding: (i) failure to pay any amount of the principal when due and payable, (ii) the dissolution of the Company (including the declaration of bankruptcy), and (iii) the acquisition of the Company by another entity or the sale of substantially all of its assets to another entity.

The Company recorded the Parker Hannifin Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes Payable, Current and Notes Payable, Net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's BoC Term Loan and other relevant economic factors present at the execution date of the Parker Hannifin Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 6.75% and 7.00% for the three months ended September 30, 2025 and 2024, respectively, and 7.49% and 7.52% for the nine months ended September 30, 2025 and 2024, respectively. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Parker Hannifin Promissory Note was $45 and $66 for the three months ended September 30, 2025 and 2024, respectively, and $150 and $210 for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents scheduled principal payments of the Company's Parker Hannifin Promissory Note as of September 30, 2025:

Period	Amount
2025 - remainder	$313
2026	1,250
2027	937
Total principal payments	2,500
Less debt discount	(180)
Notes payable, net	$2,320

Current portion	1,250
Long-term portion	1,070
Notes payable, net	$2,320

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

The Company’s future lease payments as of September 30, 2025, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2025 - remainder	$124
2026	467
2027	78
2028	37
2029	37
2030	11
Total lease payments	754
Less: imputed interest	(56)
Present value of lease liabilities	$698

Weighted-average remaining lease term (in years)	1.92
Weighted-average discount rate	8.3%

Lease expense under the Company’s operating leases was $149 and $161 for the three months ended  September 30, 2025 and 2024, respectively, and $466 and $432 for the nine months ended  September 30, 2025 and 2024, respectively.

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

Summary

The Company’s authorized capital stock as of  September 30, 2025 and  December 31, 2024 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. The authorized capital was not reduced in connection with the Reverse Stock Split. As of September 30, 2025 and December 31, 2024, there were 2,623 and 1,480 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5,000 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. During the three months ended September 30, 2025, the Company sold 7 shares of common stock under the ATM Agreement at an average price of $3.73 per share, for gross proceeds of $24, net of commission. The Company wrote off issuance costs of $72 related to the ATM Agreement during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold 238 shares of common stock under the ATM Agreement at an average price of $4.34 per share, for aggregate proceeds of $867, net of commission and issuance costs. The Company did not sell any shares under the ATM Agreement during the three months ended  September 30, 2024. During the nine months ended  September 30, 2024, the Company sold 7 shares of common stock under the ATM Agreement at an average price of $21.41 per share, for aggregate proceeds of $85, net of commission and issuance costs. As of  September 30, 2025, the Company had $3,100 available for future offerings under the prospectus filed with respect to the ATM Agreement.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Warrants

Warrants outstanding as of September 30, 2025 and  December 31, 2024 were as follows:

Source	Exercise Price	Remaining term (Years)	December 31, 2024	Issued	Expired	Exercised	September 30, 2025
Inducement Warrant *	$6.36	4.5	—	700	—	—	700
Pre-Funded Warrant	$—	**	171	—	—	(171)	—
Series A Warrants	$15.00	3.9	400	—	—	(327)	73
Series B Warrants	$15.00	0	400	—	(73)	(327)	—
2021 Warrants	$192.19	0.4	18	—	—	—	18
June 2020 Investor Warrants	$77.70	0.2	9	—	—	—	9
June 2020 Placement Agent Warrants	$84.65	—	3	—	(3)	—	—
December 2019 Warrants	$121.50	—	37	—	(37)	—	—
			1,038	700	(113)	(825)	800

(*) The Inducement Warrant became exercisable upon the Stockholder Approval Date and may be exercised following such date through May 16, 2030.

(**) The Pre-Funded Warrant exercise term does not expire.

No warrants were exercised during the three months ended September 30, 2025, compared to 22 warrants exercised during the same period of 2024, and 825 warrants were exercised during the nine months ended September 30, 2025, compared to 22 warrants exercised during the same period of 2024. The weighted average exercise price of the warrants outstanding as of  September 30, 2025 was $12.14.

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

In September 2024, the Company issued the Series B Warrants, which were exercisable for an aggregate of up to 400 shares of the Company’s common stock at an exercise price of $15.00 per share. The Series B Warrants were exercisable immediately and expired on September 3, 2025.

The Series A Warrants  may be exercised, at the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Series A Warrant. However, a holder will not be entitled to exercise any portion of the Series A Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

In the event the Company enters into a Fundamental Transaction, as defined in the applicable Series A Warrant, the holders of the Series A Warrants will be entitled to receive, upon exercise of these warrants, the kind of amounts of securities, cash, or other property that the holders would have received had they exercised these warrants immediately prior to such Fundamental Transaction without regard to the Beneficial Ownership Limitation contained in the Series A Warrant. In addition, upon a Fundamental Transaction, subject to certain limitations and exceptions, the holder of the Series A Warrant may put the warrant back to the Company for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Series A Warrant, however, if such Fundamental Transaction is not considered within control of the Company, and not approved by the Company's Board of Directors, then the holder of the Series A Warrant would not be able to put the Series A Warrant back to the Company for cash.

The Series A Warrants are, and the Series B Warrants were, classified as a component of stockholders’ equity within additional paid-in capital and were recorded at the September 2024 Public Offering issuance date. The Series A Warrants are, and the Series B Warrants were, equity classified because they (i) are freestanding financial instruments that were legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock, and (vi) meet the equity classification criteria. In addition, such Series A Warrants do not provide any guarantee of value or return.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	September 30, 2025	December 31, 2024
Current share price	$5.13	$9.15
Conversion price	$192.19	$192.19
Risk-free interest rate	3.93%	3.94%
Expected term (years)	0.36	1.11
Volatility of stock	97.5%	106.7%

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

The warrant liability related to the June 2020 Investor Warrants is measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	September 30, 2025	December 31, 2024
Current share price	$5.13	$9.15
Conversion price	$77.70	$77.70
Risk-free interest rate	4.08%	4.03%
Expected term (years)	0.19	0.94
Volatility of stock	99.5%	89.7%

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

The warrant liability related to the June 2020 Placement Agent Warrants was measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	September 30, 2025	December 31, 2024
Current share price	N/A	$9.15
Conversion price	N/A	$84.65
Risk-free interest rate	N/A	4.47%
Expected term (years)	—	0.44
Volatility of stock	N/A	89.7%

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The warrant liability related to the December 2019 Warrants was measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	September 30, 2025	December 31, 2024
Current share price	N/A	$9.15
Conversion price	N/A	$121.50
Risk-free interest rate	N/A	4.43%
Expected term (years)	—	0.46
Volatility of stock	N/A	89.3%

12.         Stock-based Compensation

Shares available for grant

On May 16, 2025, the Company held its 2025 Annual Meeting of Stockholders (the "Annual Meeting") and ratified an amendment to the Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan") to increase the total number of shares of common stock authorized for issuance by 153 shares. As of September 30, 2025, the total number of shares authorized for grant under the 2014 Plan was 468, of which 115 were available for future grants.

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

RSU activity for the nine months ended September 30, 2025 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2024	68	$18.27
Granted	92	5.49
Vested	(54)	15.14
Forfeited	(6)	9.88
Unvested as of September 30, 2025	100	$8.68

As of September 30, 2025, $456 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 1.08 years.

There was no PSU activity for the nine months ended September 30, 2025.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Stock Options

The following table summarizes information about the Company's stock options outstanding as of September 30, 2025, and activity for the nine months ended  September 30, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2024	12	$471.74
Options cancelled	(1)	1,994.92
Balance as of September 30, 2025	11	$344.29	3.03	$—
Vested and expected to vest as of September 30, 2025	11	$344.29	3.02	$—
Exercisable as of September 30, 2025	11	$344.18	3.03	$—

No stock options were granted or exercised during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, total unrecognized compensation cost related to unvested stock options was $0.

Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of the services provided. Stock-based compensation expense related to RSUs and PSUs was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$24	$22	$57	$80
Research and development	20	27	44	198
General and administrative	190	357	590	788
	$234	$406	$691	$1,066

401(k) Plan Share Match

During the nine months ended September 30, 2025 and 2024, the Company issued 37 and 11 shares of common stock with a fair value of $236 and $237, respectively, to eligible employees’ deferral accounts for the Ekso Bionics 401(k) plan (the "401(k) Plan") matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2024 and 2023.

The expense, net for the 401(k) Plan share matching was $79 and $177 for the nine months ended September 30, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

13.         Income Taxes

There were no material changes to the unrecognized tax benefits in the nine months ended September 30, 2025, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year ending December 31, 2025.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $534 as of September 30, 2025, which are expected to be paid within one year, and $1,263 as of December 31, 2024. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $754 payable over the lease terms of the San Rafael Lease, the Ohio Lease, and the Ratingen Lease as disclosed in Note 10. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

15.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss applicable to common stockholders	$(1,421)	$(2,072)	$(7,021)	$(7,917)
Adjustment for deemed dividend (*)	$—	$—	$(226)	$—
Adjusted net loss used for basic and diluted calculation	$(1,421)	$(2,072)	$(7,247)	$(7,917)

Denominator:
Weighted-average number of common shares, basic and diluted	2,616	1,354	2,166	1,244

Net loss per common share:
Basic and diluted	$(0.54)	$(1.53)	$(3.35)	$(6.37)

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

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options to purchase common stock	11	12	11	12
Restricted stock units	100	69	100	69
Warrants for common stock	800	870	800	870
Total common stock equivalents	911	951	911	951

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

The Company’s CODM uses net loss as presented on the consolidated statements of operations and comprehensive loss to measure segment loss and assesses financial performance against expectations for the Company's single reportable segment to decide how to allocate resources. Additionally, the CODM reviews and uses segment expenses included in net loss to manage the Company’s operations and assess operating performance. The measure of segment assets is reported on the Company's consolidated balance sheets as total assets. The significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations and comprehensive loss. These significant segment expenses include cost of revenue, sales and marketing, research and development and general and administrative expenses. Other segment items that are presented on the consolidated statements of operations and comprehensive loss include interest expense, net, gain on revaluation of warrant liabilities, loss on modification of warrant, unrealized gain on foreign exchange and other expense, net. The Company’s entity-wide disclosures, including the breakout of revenue by major source and geographies, are included in Note 6. Revenue.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

17.          Related Party Transactions

There were no related party transactions during the nine months ended September 30, 2025.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this "Quarterly Report"), the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development and commercialization of exoskeleton products for humans, (ii) the manufacturing of our products and strengthening of our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in our results of operations, (v) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vi) our beliefs regarding potential clinical and other health benefits of our medical devices, (vii) the actions we will take in seeking reimbursements from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, (viii) the timing and amounts of CMS reimbursement, (ix) our ability to grow and expand our Ekso Indego Personal Health market as we work to grow revenue in light of Medicare reimbursement from CMS of the Ekso Indego Personal, (x) our ability to obtain insurance coverage beyond CMS, (xi) our ability to obtain additional indications for products that cover the Ekso Indego Personal, (xii) the timing of executing large sales contracts, (xiii) the impact and effects of the other risk factors on our business, results of operations or prospects, (xiv) our evaluation of one or more strategic transactions, the structure of any such transaction(s), the expectation that any such transaction(s) would require stockholder approval and our expected plans during the evaluation process, and (xv) the assumptions underlying or relating to any statement described in points (i) through (xiv) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

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

•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to achieve broad customer adoption of our products and services;
•	existing or increased competition;
•	our estimates regarding our current or future addressable market;
•	our ability to sell additional units, and, once sold, recognize the expected margins and revenue, using the reimbursement code for our Ekso Indego Personal device with CMS;
•	our ability to obtain reimbursement from CMS in a timely manner and at the expected reimbursement levels;
•	our ability to obtain insurance coverage beyond CMS;
•	our ability to obtain additional indications of use for our devices;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	changes to our domestic or international sales and operations;
•	our ability to obtain or maintain patent protection for our intellectual property;
•	the scope, validity and enforceability of our and third-party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our ability to receive regulatory clearance from certain government authorities, including any conditions, limitations or restrictions placed on such approvals;
•	our customers’ ability to get third-party reimbursement for our products and services associated with them and our ability to manage the complex and lengthy reimbursement process;
•	the potential for our products to be subject to voluntary or involuntary recall;
•	our product liability insurance may not adequately cover potential claims;
•	warrant claims and our accelerated maintenance program results in additional operating costs to us;
•	our failure to implement our business plan or strategies, including our expectation that CMS reimbursements will be a significant source of revenue;
•	our ability to successfully consummate acquisitions or dispositions, including in connection with any potential strategic transaction, on acceptable terms and to integrate any such acquisitions;
•	our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;
•	our ability to retain or attract key employees;

•	scope, scale and duration of the impact of outbreaks of global health events;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting;
•	the impacts of foreign currency price fluctuations; and
•	overall economic and market conditions.

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

On April 11, 2024, CMS approved a payment level of approximately $91,000 for Medicare reimbursement of the Ekso Indego Personal, which took effect on April 1, 2024. CMS reimbursement creates the possibility that we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. Specifically, as of December 31, 2024, according to the National Spinal Cord Injury Statistical Center ("NSCISC"), an estimated 309,000 individuals are currently living with SCI and another 18,000 suffer from new SCI injuries each year. According to the NSCISC, approximately 57% of individuals with SCI are enrolled in Medicare or Medicaid within five years post-injury.

With Medicare reimbursement approved, we began selling products to individuals in this market through Durable Medical Equipment suppliers ("DMEs"). DMEs typically resell products from DME manufacturers, like us, to individual users. DMEs are responsible for the Medicare reimbursement process, which requires a physician’s prescription and evidence of medical necessity to be submitted to and approved by Medicare before reimbursement is provided.

Operating within the CMS reimbursement environment is relatively new for us. Our first Ekso Indego Personal CMS reimbursement claim was submitted by our legacy DME in May 2024, and was reimbursed in July 2024. The second Ekso Indego Personal CMS reimbursement claim, submitted in June 2024, was reimbursed in April 2025 after a favorable response from an Administrative Law Judge in early 2025. We continue to support our legacy DME in the appeals process and believe that many of these claims will be reimbursed in the coming months. During the first three quarters of 2025, as we have continued to develop our channel partner program, additional reimbursement claims have been submitted by our Orthotics & Prosthetics ("O&P") and DME partners, netting successful reimbursements as cases are worked through the appeals process. As this category of product is relatively new within CMS, we have taken a measured approach with respect to the volume and timing of CMS reimbursement submissions, focusing on continued refinement and improvement of our candidate screening and submission documentation. As we continue to optimize this process, we are experiencing an increase in our partners' CMS reimbursement submissions. In support of this effort, to date we have signed agreements with National Seating & Mobility for selling exclusivity into the Complex Rehabilitation Technology segment, with Bionic Prosthetics & Orthotics Group, a respected O&P provider serving 14 states, and recently with Ottobock Patient Care, a national provider of O&P services, and we continue to develop partnerships and pilots with other regional and national O&P suppliers that we believe will bear fruit in the fourth quarter of 2025 and beyond. In addition to this work, we have ramped up our direct marketing efforts and continue to develop and grow a sales backlog for the Ekso Indego Personal device. As of September 2025, we had over 50 people who we believe qualify for reimbursement over the coming months. We anticipate that many of these individuals will have their claims submitted to CMS by our partners from time to time over the next 12 months, though we expect our processes and procedures to continue to be refined as we work to scale up this sales channel over time. Given this ramp, we expect the majority of our revenue in 2025 will continue to come from Enterprise Health sales, but with Personal Health product sales contributing more quarter over quarter.

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

Exploration of Strategic Transactions

The Company is in the process of exploring one or more strategic transactions with certain third parties, which transactions may include the acquisition of a line of business that is in a different industry than the Company’s current business and/or the sale of all or substantially all of the Company’s current business. There can be no assurances that any such transaction will occur, and the Company expects to continue executing on its growth strategy during this process. The Company expects that the consummation of any such transaction would be subject to the Company obtaining stockholder approval and any such acquisition would involve the issuance of a substantial amount of Company securities. The Company has not set a timetable for the strategic review process, and the Company does not intend to provide updates until the Company determines that disclosure is appropriate or required.

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant stroke, ABI, and SCI populations, the levels of reimbursements our customers will be able to receive, the level of reimbursement we will able to receive from Medicare and private insurers on claims related to our Ekso Indego Personal, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including an increasingly inflationary environment and federal funding and policy changes, has led to increased price-based competition. In particular, the effects of such increasing price-based competition have had an especially significant impact on certain products that we offer, including the EksoNR and Ekso Indego Therapy in the United States, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. The timing of executing sales contracts with large hospital networks can be unpredictable, which has and may continue to impact the timing and amounts of device sales. Furthermore, we do business in the EMEA and APAC regions, which results in our business being impacted by changes in the strength of the local currencies relative to the U.S. Dollar.

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

Results of Operations

The following table presents our results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	Change	% Change

Revenue	$4,227	$4,129	$98	2%
Cost of revenue	1,678	1,920	(242)	(13)%
Gross profit	2,549	2,209	340	15%
Gross profit %	60%	53%

Operating expenses:
Sales and marketing	1,313	1,760	(447)	(25)%
Research and development	550	777	(227)	(29)%
General and administrative	2,088	2,311	(223)	(10)%
Total operating expenses	3,951	4,848	(897)	(19)%
Loss from operations	(1,402)	(2,639)	1,237	(47)%
Other (expense) income, net:
Interest expense, net	(18)	(79)	61	(77)%
Gain on revaluation of warrant liabilities	—	14	(14)	(100)%
Unrealized gain on foreign exchange	4	634	(630)	(99)%
Other expense, net	(5)	(2)	(3)	150%
Total other (expense) income, net	(19)	567	(586)	(103)%
Net loss	$(1,421)	$(2,072)	$651	(31)%

Revenue

Revenue increased $0.1 million, or 2%, for the three months ended September 30, 2025, compared to the same period of 2024. The increase in revenue was primarily driven by an increase in the volume of Enterprise Health device sales in the Americas region, mainly related to a multiple-device sale contract of EksoNR devices. This increase was partially offset by a decrease in the volume of Enterprise Health device sales in the EMEA region.

Gross Profit and Gross Margin

Gross profit increased $0.3 million for the three months ended September 30, 2025, compared to the same period of 2024, primarily driven by an increase in revenues associated with a high margin, multiple-device sale of EksoNR devices coming from expiring subscription contracts.

Gross margin increased to 60% for the three months ended September 30, 2025, compared to a gross margin of 53% for the same period of 2024, primarily driven by lower device cost in relation to a multiple-device sale of EksoNR devices coming from expiring subscription contracts, and improved margins in service.

Operating Expenses

Sales and marketing expenses decreased $0.4 million, or 25%, for the three months ended September 30, 2025, compared to the same period of 2024. The decrease was primarily due to lower payroll expense from the receipt of the Employee Retention Credit ("ERC") under the CARES Act, and lower discretionary payroll expense.

Research and development expenses decreased $0.2 million, or 29%, for the three months ended September 30, 2025, compared to the same period of 2024, primarily due to lower payroll expense from the receipt of the ERC and lower headcount.

General and administrative expenses decreased $0.2 million, or 10%, for the three months ended September 30, 2025, compared to the same period of 2024, primarily due to lower payroll expense from the receipt of the ERC, partially offset by higher legal costs.

Total Other Income (Expense), Net

Interest expense, net decreased 77% for the three months ended September 30, 2025, compared to the same period of 2024. This decrease is primarily related to lower interest expense related to the Parker Hannifin Promissory Note principal payments and interest income related to receiving late ERC payments, partially offset by interest expense related to the B. Riley Promissory Note amortization and lower interest income from cash deposits.

Gain on revaluation of warrant liabilities was de minimis for the three months ended September 30, 2025 and 2024, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity and the risk-free interest rate.

Unrealized gain on foreign exchange for the three months ended September 30, 2025 was de minimis, compared to an unrealized gain on foreign exchange of $0.6 million for the same period of 2024. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

The following table presents our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	Change	% Change

Revenue	$9,659	$12,835	$(3,176)	(25)%
Cost of revenue	4,485	6,038	(1,553)	(26)%
Gross profit	5,174	6,797	(1,623)	(24)%
Gross profit %	54%	53%

Operating expenses:
Sales and marketing	4,710	5,424	(714)	(13)%
Research and development	2,389	3,029	(640)	(21)%
General and administrative	6,892	6,574	318	5%
Total operating expenses	13,991	15,027	(1,036)	(7)%
Loss from operations	(8,817)	(8,230)	(587)	7%
Other (expense) income, net:
Interest expense, net	(154)	(210)	56	(27)%
Gain on revaluation of warrant liabilities	1	440	(439)	(100)%
Loss on modification of warrant	—	(109)	109	(100)%
Unrealized gain on foreign exchange	1,969	194	1,775	915%
Other expense, net	(20)	(2)	(18)	900%
Total other income, net	1,796	313	1,483	474%
Net loss	$(7,021)	$(7,917)	$896	(11)%

Revenue

Revenue decreased $3.2 million, or 25%, for the nine months ended September 30, 2025, compared to the same period of 2024. The decrease in revenue was primarily driven by a decrease in the volume of Enterprise Health device sales in the EMEA region, partially offset by an increase in the volume of Enterprise and Personal Health device sales in the Americas region.

Gross Profit and Gross Margin

Gross profit decreased $1.6 million for the nine months ended September 30, 2025, compared to the same period of 2024, driven by a decrease in revenues associated with our Enterprise Health devices, partially offset by an increase in revenues associated with our Personal Health device and reduction in service costs.

Gross margin increased to 54% for the nine months ended September 30, 2025, compared to a gross margin of 53% for the same period of 2024, primarily driven by lower device cost in relation to multiple-device sale of EksoNR devices coming from expiring subscription contracts and improved margins in service, partially offset by the impact of fixed cost of goods in relation to the decrease of Enterprise Health sales and an increase in shipping costs.

Operating Expenses

Sales and marketing expenses decreased $0.7 million, or 13%, for the nine months ended September 30, 2025, compared to the same period of 2024. The decrease was primarily due lower headcount and lower payroll expense from the receipt of the ERC.

Research and development expenses decreased $0.6 million, or 21%, for the nine months ended September 30, 2025, compared to the same period of 2024, primarily due to lower headcount, lower payroll expense from the receipt of the ERC and a decrease in our use of product development consultants, partially offset by severance expense.

General and administrative expenses increased $0.3 million, or 5%, for the nine months ended September 30, 2025, compared to the same period of 2024, primarily due to higher legal and audit costs and severance expense, partially offset by lower payroll expense related to discretionary payroll and from the receipt of the ERC.

Total Other Income (Expense), Net

Interest expense, net decreased 27% for the nine months ended September 30, 2025, compared to the same period of 2024. This decrease is primarily related to lower interest expense related to the Parker Hannifin Promissory Note principal payments and interest income related to receiving late ERC payments, partially offset by interest expense related to the B. Riley Promissory Note amortization and lower interest income from cash deposits.

Loss on modification of warrant of $0.1 million for the nine months ended September 30, 2024 was due to the reduction of the exercise price of the May 2019 Warrants, in connection with the January 2024 Offering. There was no comparable amount for the nine months ended September 30, 2025.

Gain on revaluation of warrant liabilities was de minimis for the nine months ended September 30, 2025 as compared to a gain on revaluation of warrant liabilities of $0.4 million for the nine months ended September 30, 2024, and was associated with the revaluation of warrants issued in 2019, 2020 and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity and the risk-free interest rate.

Unrealized gain on foreign exchange for the nine months ended September 30, 2025 was $2.0 million, compared to an unrealized gain on foreign exchange of $0.2 million for the same period of 2024. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of September 30, 2025, $2.7 million of cash was held domestically and by our foreign subsidiaries. Cash consisted of bank deposits with third-party financial institutions. As described in Note 9. Notes Payable, net – BoC Term Loan in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, borrowings under our secured term loan agreement with Banc of California were subject to a liquidity covenant requiring minimum cash on hand equivalent to the current outstanding principal balance. On September 12, 2025, we paid off the entire amount of $2,000 of our secured term loan agreement to Banc of California using the $2,000 of restricted cash. As of September 30, 2025, no cash remains as restricted and the liquidity covenants under such loan agreement were no longer in effect.

As of September 30, 2025, we had working capital of $5.9 million, compared to working capital of $11.3 million as of December 31, 2024. The decrease in working capital was primarily due to a lower cash balance, lower accounts receivable balance, and a higher convertible promissory note balance, partially offset by a higher inventory balance, higher prepaid expenses and other current assets balance, and a lower accrued liabilities balance.

We have funded our operations primarily through the issuance and sale of equity securities and bank debt.

On September 12, 2025, we entered into a Secured Promissory Note and Security Agreement (the “B. Riley Promissory Note”) with B. Riley Commercial Capital, LLC ("B. Riley") as lender. The B. Riley Promissory Note provides for a secured term loan in an aggregate principal amount of up to $2,000. We are using the net proceeds from the B. Riley Promissory Note for working capital for operations and other general corporate purposes. The loan matures on the earlier of the receipt of at least $2,400 in net proceeds from the sale of the equity interests of the Company from new equity investors (a “Qualified Financing”) or September 14, 2026 (the “Maturity Date”). Borrowings under the B. Riley Promissory Note bear interest at the rate of 10% per annum, which shall be payable in full on the Maturity Date. On the Maturity Date, we shall pay to B. Riley an exit fee in the amount of 10% of the original principal amount of the loan, which shall in the aggregate be $200 (the “Exit Fee”). We may prepay the obligations under the B. Riley Promissory Note at any time in whole or in part. In connection with such prepayment, we must also pay all accrued but unpaid interest on such portion of the principal prepaid, all interest that would have accrued through the Maturity Date on such principal amount prepaid and the portion of the Exit Fee applicable to such principal amount prepaid. B. Riley may elect to convert the obligations under the B. Riley Promissory Note, including the principal, interest, and Exit Fee, into equity securities of the Company in connection with a Qualified Financing at the purchase price per share paid by the lead investor thereunder.

In October 2020, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that we may sell under the Registration Statement. During the three months ended September 30, 2025, we sold 7 thousand shares of common stock under the ATM Agreement at an average price of $3.73 per share, for gross proceeds of $24 thousand, net of commission. We wrote off issuance costs of $72 thousand related to the ATM Agreement during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we sold 238 thousand shares of common stock under the ATM Agreement at an average price of $4.34 per share, for aggregate proceeds of $0.9 million, net of commission and issuance costs. As of September 30, 2025, we had $3.1 million available for future offerings under the prospectus filed with respect to the ATM Agreement.

Cash

The following table summarizes the sources and uses of cash for the periods stated (in thousands).

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(7,470)	$(8,413)
Net cash used in investing activities	(62)	(16)
Net cash provided by financing activities	3,708	8,083
Effect of exchange rate changes on cash	53	—
Net decrease in cash	(3,771)	(346)
Cash and restricted cash at beginning of period	6,493	8,638
Cash and restricted cash at end of period	$2,722	$8,292

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $0.9 million, or 11%, for the nine months ended September 30, 2025, compared to the same period of 2024, primarily due to cost savings in supply chain, manufacturing, and service, efficiencies in operating activities including headcount reductions, and the receipt of the ERC.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.1 million for the nine months ended September 30, 2025 was related to the purchase of manufacturing equipment. Net cash used in investing activities was de minimis for the same period of 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $3.7 million, for the nine months ended September 30, 2025 was related to net proceeds of $1.9 million from the B. Riley Promissory Note, after deducting the transaction expenses, net proceeds of $3.9 million from the March 2025 Inducement Warrant, after deducting the transaction expenses, and $0.9 million from sales of our common stock under our ATM Agreement, net of commission and issuance costs, which were partially offset by $2.0 million of the payoff of our BoC Loan Agreement and $0.9 million of principal payments towards the Parker Hannifin Promissory Note.

Net cash provided by financing activities of $8.1 million for the nine months ended September 30, 2024 was related to net proceeds of $5.0 million from a common stock and warrant offering in September 2024 after deducting the underwriting discount and commissions and offering expenses paid by us, net proceeds of $3.9 million from a common stock offering in January 2024 after deducting placement agent fees and offering expenses, and proceeds of $0.1 million from shares of common stock sold under the ATM Agreement, net of commission and issuance costs, partially offset by $0.9 million of principal payments towards the Promissory Note.

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

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our condensed consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements 12 months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans. We are seeking additional financing and evaluating financing alternatives in the near term in order to meet our cash requirements for the next 12 months. Management currently estimates that the Company's cash will fund its operations into the first quarter of 2026.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of September 30, 2025, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:
		Less than
	Total	One Year	1-3 Years	3-5 Years
B. Riley Promissory Note	2,400	2,400	—	—
Parker Hannifin Promissory Note	2,500	1,250	1,250	—
Facility operating leases	754	498	235	21
Purchase obligations	534	534	—	—
Total	$6,188	$4,682	$1,485	$21

Refer to Note 9. Notes Payable, net in the notes to our condensed consolidated financial statements for additional information regarding our promissory notes, and Note 14. Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding our purchase obligations and lease commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report.

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

Development of our product candidates and obtaining regulatory approvals or reimbursements from government agencies may be delayed for reasons beyond our control. For example, the current U.S. government shutdown impacts several regulatory agencies, such as the FDA and the SEC, which have furloughed critical government employees and stopped critical activities. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, while CMS reimbursement is considered an essential service and is thus less likely to be affected, other administrative functions within CMS could be affected, including as a result of the executive and congressional branches of the U.S. government being unable to reach a resolution on the deployment of the federal government’s funds. Further, in our operations as a public company, the current and future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.

Material impairments in the value of our intangible assets, including developed technology and trade name, could negatively affect our operating results.

We regularly review our intangible assets, including our goodwill, for impairment. Goodwill and other intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Changes in market conditions or other changes in the future outlook of value may lead to impairment charges. Future results, events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from failure to achieve the expected financial results with respect to acquired assets and/or a change in our strategic goals, business direction or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations.

For example, we recorded $2.3 million for each of the developed technology and trade name assets relating to our acquisition of the Human Motion Control business unit of Parker Hannifin Corporation in our unaudited condensed consolidated financial statements included in this Quarterly Report. Failure to recognize sufficient revenue from the technology received in such acquisition could lead to impairment charges on the value of such assets in future periods, including as soon as the fourth quarter of 2025, which could be material to our results of operations. For more information, see our unaudited condensed consolidated financial statements included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report.

You will be diluted from future issuances of our equity securities, including in strategic transactions or future financings, from compensatory equity awards and exercises of outstanding warrants, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions will cause dilution to our existing stockholders. For example, we will issue a substantial amount of equity securities or securities exercisable or convertible into equity securities in connection with strategic transactions or for financing purposes, including through one or more registered or unregistered offerings. Furthermore, a substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act so long as we are generally current on our reporting obligations under the Exchange Act, unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. We will also make equity grants under one or more employee equity incentive plan or our employee stock purchase plan or issue common stock as matching contributions to our employees under our 401(k) Plan. You will also be subject to dilution from the exercise or settlement of outstanding options or restricted stock units under the Restated 2014 Plan, and from the exercise of our warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, could depress the market price of our common stock.

We may not achieve profitability in the near term or at all, and historically we have not been profitable. Management has historically financed the Company’s operations through external financings, from both equity and debt financings, like issuances under our ATM Agreement, our registered offering in August 2024, and entering into the B. Riley Promissory Note, for example. To the extent our cash on hand does not provide sufficient capital for us to achieve profitability, or we are unable to maintain profitability once initially achieved, we expect we will need to raise additional capital through future financings. To the extent we decide to conduct a financing in the future, the form of such financing may include one or more of the following: (i) underwritten offerings of shares of our common stock, (ii) sales of shares of our common stock under an "at the market" offering program, (iii) issuing shares of our common stock upon the exercise of warrants at reduced exercise prices, (iv) incurring indebtedness with one or more financial institutions, (v) sale of product line or technology, and (vi) the factoring of trade receivables. Additional funding may not be available to us on acceptable terms, or at all, or we may be required to seek other more costly or time-consuming methods. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Our audited consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2025, we had cash of $2.7 million and an accumulated deficit of $257.7 million. We do not believe that our cash is sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

10.1+	Promissory Note and Security Agreement by and between Ekso Bionics Holdings, Inc. and B. Riley Commercial Capital, LLC, dated September 12, 2025 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 17,2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”):

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

EKSO BIONICS HOLDINGS, INC.

Date: October 28, 2025	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2025	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)