Form 10-K
period 2025-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2026-02-23
CIK 1549084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $8,158,292 based on the last sale price for such stock on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 20, 2026, the registrant had 3,563,381 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development, distribution and commercialization of exoskeleton products for humans, including for Nomad and BalanceTutor, (ii) the manufacturing of our products and strengthening of our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) our future financial performance, including any such statement contained in a discussion and analysis of our financial condition by management or in our results of operations, (v) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vi) our beliefs regarding potential clinical and other health benefits of our medical devices, (vii) the actions we will take in seeking reimbursements from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, (viii) the timing and amounts of CMS reimbursement, (ix) our ability to grow and expand our Ekso Indego Personal Health market as we work to grow revenue in light of Medicare reimbursement from CMS of the Ekso Indego Personal, (x) our ability to obtain insurance coverage beyond CMS, (xi) our ability to obtain additional indications for products that cover the Ekso Indego Personal, (xii) the timing of executing large sales contracts, (xiii) our expectations regarding the timing and impact of impairment charges on the value of certain of our assets in future periods, (xiv) the impact and effects of the other risk factors on our business, results of operations or prospects, (xv) our evaluation of one or more strategic transactions, (xvi) statements regarding the Business Combination (as defined below), including the Closing (as defined below), the timing of the Business Combination and the structure of the Business Combination, (xvii) statements regarding ChronoScale (as defined below), and (xviii) the assumptions underlying or relating to any statement described in points (i) through (xvii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, the Company's ability to consummate the Business Combination, the parties' ability to obtain regulatory [and stockholder] approval for the Business Combination and the parties' inability to comply with regulations, developments and changes in regulations, the Company's ability to operate as a standalone business if the Business Combination is not consummated, higher than anticipated transaction costs, the Company's ability to obtain reimbursement from CMS on a timely basis and at acceptable levels or at all, changes in CMS reimbursement processes, delays or errors in our insurance reimbursement submissions, including to CMS, the highly competitive markets in which the Company’s products are sold, the Company's significant losses to date and anticipated future losses, the new and unproven nature of the market for the Company’s products, the significant length of time and resources associated with the development of the Company’s products, the long, cyclical and variable sales cycles for the Company’s products, the factors outside the Company’s control that affect the production and sales of its products, which include but are not limited to disruptions in the global supply chain, the costs related to and impacts of potential failure of the Company to obtain or maintain protection for the Company's intellectual property rights, the inability to successfully consummate and integrate acquisitions, the failure of the Company to obtain or maintain regulatory approval to market the Company's medical devices, adverse results in future clinical studies of the Company's medical device products, risks related to product liability, recall and warranty claims, and the volatility of the market price of and limited trading in our common stock. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report.

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

In addition to our current products and services, we continue to explore business development initiatives to fuel growth and long-term value in our existing markets, and are committed to helping people improve mobility and live healthier lives through combining the use of technology with advanced rehabilitative programs.

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

Ekso Nomad

Ekso Nomad ("Nomad") is a power Knee Ankle Foot Orthosis, or KAFO. Subject to clinical and patient feedback from clinical trials, we expect to begin the general commercialization process for Nomad in late 2026.

Ekso EVO

Ekso EVO ("EVO") is a wearable upper body exoskeleton that elevates and supports a worker's arms to assist them with tasks from chest height to overhead. EVO is intended to reduce worker fatigue and reduce on-site injuries while boosting productivity. EVO is intended primarily for use with able-bodied individuals and has not been registered with or evaluated by the FDA.

MediTouch BalanceTutor™

The MediTouch BalanceTutor rehabilitation system is a multidirectional perturbation treadmill outfitted with multiple force and movement sensors that allows patients impacted by impaired balance to react to unanticipated disturbances while standing or walking. We believe that the BalanceTutor offers treatment options that are complementary to our rehabilitation exoskeletons and that the two can be used in combination for many patients. MediTouch BalanceTutor is developed and manufactured by MediTouch Inc. ("MediTouch") and will be exclusively distributed by us in the United States. We expect to begin the distribution of the BalanceTutor in early 2026.

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

Markets and Distribution

Enterprise Health Market
Our sales priority for Enterprise Health customers involves the education of clinical and executive stakeholders on the economic and clinical value of our robotic exoskeleton portfolio, including the EksoNR and the Ekso Indego Therapy devices. In tandem, we continue to leverage our EksoNR and Ekso Indego Therapy customer base to educate and mentor strategic target centers that specialize in stroke, TBI, MS, and SCI rehabilitation and treatment in specific geographies. Starting in late 2025, we began marketing the MediTouch BalanceTutor to our Enterprise Health customers as a complimentary offering for treadmill-based gait training.

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

On April 11, 2024, CMS approved a payment level of approximately $91,000 for Medicare reimbursement of the Ekso Indego Personal, which took effect on April 1, 2024. CMS reimbursement creates the possibility that we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. Specifically, as of December 31, 2025, according to the National Spinal Cord Injury Statistical Center ("NSCISC") in their 2025 SCI Data Sheet, approximately, an estimated 309,000 individuals are currently living with SCI and another 18,000 suffer from new SCI injuries each year. According to the NSCISC in their SCI Model Systems 2024 Annual Statistical Report, approximately 57% of individuals with SCI are enrolled in Medicare or Medicaid within five years post-injury. The Ekso Indego Personal device is regulated by the FDA and the patient must have an injury level of T3 to L5 and have a support person when utilizing the device.

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

Throughout 2025, we continued to make progress on developing the go-to-market program for our Personal Health products. Users of this technology are individuals living with an SCI who will either self-pay, or work through the currently established reimbursement programs involving worker’s compensation, VA, or Medicare. As in previous years, VA and worker’s compensation claims are well defined but traditionally are lower volumes. For Medicare, we have continued to develop our channel partner program consisting of O&P and DME partners, and through the year ended December 31, 2025, our partners saw an increased number of Medicare claims submitted and reimbursed. To date, most reimbursements have involved an appeals process, but for newer claims, reimbursements are occurring much earlier than was the case for initial claims submitted in the previous year. As this category of product is relatively new within CMS, we have taken a measured approach with respect to the volume and timing of CMS reimbursement submissions, focusing on continued refinement and improvement of our candidate screening and submission documentation. The improvements in this process have resulted in an increase in our partners' CMS reimbursement submissions. In support of this effort, to date we have signed agreements with National Seating & Mobility for selling exclusivity into the Complex Rehabilitation Technology segment, with Bionic Prosthetics & Orthotics Group, a respected O&P provider serving 14 states, and recently with Ottobock Patient Care, a national provider of O&P services, and we continue to develop partnerships and pilots with other regional and national O&P suppliers that we believe will bear fruit in 2026 and beyond. In addition to this work, we have ramped up our direct marketing efforts and continue to develop and grow a sales backlog for the Ekso Indego Personal device. As of December 31, 2025, we had over 50 people who we believe qualify for potential reimbursement. We anticipate that many of these individuals will have their claims submitted to CMS by our partners over the next 12 months, though we expect our processes and procedures to continue to be refined as we continue to scale this sales channel over time. Given this ramp, we expect the majority of our revenue in 2026 will continue to come from Enterprise Health sales, but with Personal Health product sales contributing more quarter over quarter. See “Part I—Item 1A. Risk Factors,” specifically the risk titled “Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products” for more information. Another key part of our growth strategy is seeking insurance coverage beyond CMS and seeking additional indications of use for our products. We believe that sales of our Personal Health products have the potential to be a significant growth driver for us as we work to gain coverage by other insurance providers, expand the products' indications of use beyond SCI and optimize our reimbursement submission processes.

The U.S. Department of Veterans Affairs (the "VA") has an active program to provide products like Ekso Indego Personal to U.S. veterans with SCI. With 25 VA SCI centers, the VA has the largest single network of SCI care in the United States. Veterans who receive our products through the VA complete a screening, in-clinic training and a home trial prior to the VA purchasing a device for each eligible Veteran. We provide products to the VA through distributors classified as Service-Disabled Veteran-Owned Small Businesses ("SDVOSB").

Outside of the VA and Medicare, we sell Ekso Indego Personal to individuals who pay out-of-pocket or have obtained coverage through a worker’s compensation claim. We believe there is additional potential in EMEA and APAC for future sales to private individuals and through government-funded healthcare systems.

The sales cycle for the Ekso Indego Personal device averages six to 12 months from the first interaction we have with the potential Ekso Indego Personal device user.

Nomad is currently for sale in limited volumes in the Personal Health market for use in a non-Company-sponsored single clinical study. Subject to clinical and patient feedback from clinical trials, we expect to begin the general commercialization process for Nomad in late 2026.

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

In April 2024, CMS made a final pricing determination setting the reimbursement rate for the product code applicable to our Ekso Indego Personal product. This determination allows individual users who meet the FDA-approved indications, along with other criteria, to purchase a device through an authorized DME provider and be reimbursed for 80% of the reimbursable rate.

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

In the year ended December 31, 2025, there were no reports of adverse events made to the FDA under the Manufacturer and User Facility Device Experience Database relating to any of our products.

Device Classification

Unless otherwise specified by the FDA, under the FDCA, medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events and malfunctions, and appropriate, truthful and non-misleading labeling, and promotional materials. The FDA's new regulation referred to as the Quality Management System Regulation (“QMSR”) went into effect in February 2026, which incorporates by reference the quality management system requirements of ISO 13485:2016. Most Class I products are exempt from the premarket notification requirements.

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

After a device is authorized for marketing, numerous regulatory requirements continue to apply. Manufacturing processes for medical devices are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Medical device manufacturers are subject to periodic scheduled or unannounced inspections by the FDA and other state and federal authorities, to determine compliance with the QMSR and other regulations, and these inspections may include the manufacturing facilities of suppliers.

Failure to maintain compliance with the QMSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its marketing authorization or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (the "HITECH Act”), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. The HITECH Act also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

On February 10, 2025, we received our CE certificate from our notified body for our Ekso Indego Therapy and Ekso Indego Personal products, finalizing our transition to EU MDR. Subsequently, in the second half of 2025, we transitioned manufacturing of our Ekso Indego Therapy and Ekso Indego Personal products from our facility in Brecksville, Ohio to our facility in San Rafael, California. We are unable to ship these products into the European Union until our CE certificate is updated to reflect this manufacturing location change. We expect an updated CE certificate to be issued in the first half of 2026.

As of December 31, 2025, our EksoNR products continue to bear a CE mark and certificates which were obtained under EU MDD regulations. Under EU MDR rules, we can continue to place these products on the market until December 31, 2028, provided that we adhere to certain restrictions. These restrictions include: (i) not making any substantial changes to the products prior to EU MDR certification, (ii) implementing certain EU MDR requirements immediately, and (iii) applying for an EU MDR conformity assessment and having a quality management system in place by May 26, 2024 and signing a written agreement with a notified body by September 26, 2024. As of December 31, 2025, all of those conditions have been met. Our application for EU MDR with our notified body is currently pending technical review.

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

Supply of Components

Our EksoNR device is currently manufactured at our facility in San Rafael, California. In the first two quarters of 2025, our Ekso Indego Therapy, Ekso Indego Personal and Ekso Nomad devices were primarily manufactured at our facility in Brecksville, Ohio. Through the remainder of 2025, we completed the transfer of all final assembly of such devices at our facility in San Rafael, California. We currently run one shift per day at both of our facilities and believe we have the capacity to eventually run additional shifts should we deem it appropriate.

In the second quarter of 2025, we completed the transfer of partial production of our Ekso Indego Personal product to a third-party contract manufacturing partner located in the USA.

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

Intellectual Property

We have established an extensive intellectual property portfolio that includes various U.S. patents and patent applications. The table below provides a summary of U.S. patents by issuing status and ownership status as of December 31, 2025.

	Issuing Status
	Issued	Pending
License Status	Patents	Applications
Exclusively licensed to the Company	12	—
Co-owned with a third party, exclusively licensed to the Company	4	—
Co-owned with a third party	3	—
Sole ownership by the Company	55	3
Total	74	3

Pending applications mean a complete application has been filed with the applicable patent authority and additional action is pending.

Many of these applications have also been filed internationally as appropriate for their respective subject matter. As of December 31, 2025, 236 applications have been issued or have been allowed as patents internationally. Our solely owned patent portfolio contains 233 cases that have issued or are in prosecution in 23 countries outside the U.S.

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

Licensors include the Regents of the University of California, or UC Berkeley, and Vanderbilt University ("Vanderbilt").

The license with UC Berkeley consists of two agreements and one amendment to the agreement covering ten patent cases exclusively licensed to us. Inventions covered by a further three patent applications are co-owned by us and UC Berkeley, with no license agreement between us and UC Berkeley. As a result, UC Berkeley may license its rights in these patents to a third-party. With respect to two of these co-owned patent applications, UC Berkeley has licensed their rights in the U.S. to an unrelated third party.

Pursuant to the UC Berkeley License Agreements, we are required to pay a 1% royalty on sales, including sales generated by sublicenses. In addition, the UC Berkeley License Agreements call for minimum annual payments of $50,000. We do not pay royalties to UC Berkeley on products sold or to be resold to the U.S. government.

As part of the acquisition from Parker Hannifin Corporation ("Parker") of certain assets related to Parker's Human Motion Control (“HMC”) business, software applications, support services and cloud environments related to such business in December 2022 (the "HMC Acquisition"), we acquired and assumed certain intangible assets including license agreements with Vanderbilt.

On October 15, 2012, Parker entered a license agreement (“Exoskeleton License Agreement”) with Vanderbilt and was granted exclusive license within the HMC field of use to specific licensed patents and licensed software by paying a non-refundable, non-creditable license issue fee and running royalties. Subsequently, Parker entered three amendments with Vanderbilt and was granted license to additional patents and software from 2014 to 2019 by paying license issue fee and running royalties. The royalties were set to be calculated at 6% of Net Sales for Licensed Patent Products (or a minimum of $250,000) and 3% of Net Sales for Licensed Software products.

On March 1, 2022, Parker entered a license agreement (“P-H Knee License Agreement”) with Vanderbilt and was granted exclusive license to specific licensed patents, licensed software and copyrightable technical information by paying a non-refundable, non-creditable license issue fee and running royalties. Included in this agreement was the right to sublicense beginning in March 2024. On April 16, 2025, we executed a Termination Agreement with Vanderbilt of the P-H Knee License Agreement (the "Termination Agreement"). Per the Termination Agreement, we are no longer required to pay 3.75% of net sales for its Swing-Assist Microprocessor-Controlled Knee ("SA-MPK") licensed patent products and a minimum annual royalty of $75,000 due on or before July 31, 2028 and $100,000 per year thereafter until February 15, 2041. Under the Termination Agreement, should, to the extent Vanderbilt successfully licenses the rights of the SA-MPK technology to a third-party, Vanderbilt will pay us 50% of Vanderbilt's share of any net revenues attributable to the rights received from such future license agreement until $100,000 has been paid to us.

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

Intellectual Property Out-Licensing

In June 2020, we entered into a non-exclusive license agreement with HAWE Hydraulik of Germany ("HAWE") for rights to develop hydraulic pumps covered by a family of our patents. The agreement additionally includes an exclusivity option. In January 2025, HAWE notified us that they are not moving forward with the technology and therefore were terminating the license agreement. We did not receive any royalty revenue from this license in the years ended December 31, 2025 and 2024, and do not expect to receive any royalty revenue from this license in the future.

Clinical Evidence

Numerous research studies have been conducted focusing on safety and feasibility of exoskeletons and robotics in rehabilitation. As of February 20, 2026, a search for “robotic exoskeleton” on PubMed, a search engine for biomedical literature and life science journal articles, garners approximately 409 unique publications. The full portfolio of currently available and legacy Ekso exoskeletons (EksoNR, Ekso Indego Therapy and Ekso Indego Personal) have been utilized in many of these protocols. The body of research examines a wide variety of diagnoses including ABI, SCI, stroke, MS, and others. The findings of this research are overall positive and promote use of an Ekso exoskeleton in rehabilitation to provide patient outcomes that are equal to or superior to traditional physical therapy in both the inpatient and outpatient setting. Some of these outcomes include faster gait speed, increased gait endurance, improvements in cardiometabolic responses, enhanced quality of life, more typical gait kinematics, increased function, and therapy session duration.

Human Capital Resources and Management

As of February 20, 2026, we had 50 full-time employees and five part-time employees, including 47 employees in the United States and eight employees in Europe. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

We endeavor to maintain a workplace that is free from discrimination or harassment. The basis for recruitment, hiring, development, training, compensation and advancement at the Company includes qualifications, performance, skills, and experience. We believe our employees are fairly compensated. Our compensation program is designed to attract and retain talent.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•	Our proposed business combination with Applied Digital Corporation’s cloud computing business, Applied Digital Cloud, may not be completed on the terms or timeline currently contemplated or at all, which could have a material adverse effect on our business, financial condition and results of operations. We are incurring material costs in connection with our evaluation of strategic transactions, including such proposed business combination, which impacts our liquidity, prospects and our ability to survive as a standalone business, especially if no strategic transaction is consummated.
•	If we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.
•	The markets in which our products are sold are highly competitive and continue to develop, and important assumptions about the potential market for our current and future products may be inaccurate.
•

If we or our third-party manufacturers are unable to produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our business could be negatively impacted.

•	Shortages in the materials used to manufacture our products and supply chain disruptions, including as a result of changes in trade policies, could impact our future results.
•	Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products.
•	The acquisition and integration of other companies, businesses, or technologies could result in operating difficulties, dilution, and other harmful consequences.
•	We may not be able to enhance our product offerings through our research and development efforts.
•	We have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.
•	Our promissory note agreement imposes certain financial and operational restrictions on us, limiting the discretion of our management in operating our business.
•	Protecting our intellectual proprietary rights can be costly, and our success in doing so is not certain.
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

•	Our failure to meet strict post-market regulatory requirements with respect to our products could require us to pay fines, incur other costs or even close our facilities.
•	If we do not continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from Nasdaq.
•	We might not be able to continue as a going concern.

Risks Related to the Proposed Business Combination

Our proposed business combination with Applied Digital Corporation’s cloud computing business, Applied Digital Cloud, may not be completed on the terms or timeline currently contemplated or at all, which could have a material adverse effect on our business, financial condition and results of operations.

On February 15, 2026, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly owned subsidiary of APLD Intermediate (“Contributor”), each a wholly owned direct or indirect subsidiary of Applied Digital Corporation, a Nevada corporation, and Applied Digital Cloud Corporation, a Nevada corporation, which at the time of the Closing (as defined below), will be a wholly owned subsidiary of Contributor (“Cloud”), for purposes of consummating a business combination (the “Business Combination”), as a result of which (i) Cloud will become our wholly owned subsidiary, (ii) we will, immediately after the consummation of the Business Combination (the  “Closing”), continue as the parent of the combined company, and (iii) we will change our name to ChronoScale Corporation (“ChronoScale”).

Subject to the satisfaction or waiver of the conditions set forth in the Contribution Agreement, Contributor will contribute all of its right, title and interest in and to 1,200 shares of the common stock of Cloud, constituting 100% of the issued and outstanding equity of Cloud, to us in exchange for 138,216,820 newly issued shares of our common stock (the “Exchanged Shares”). As a result of and upon the consummation of the Business Combination, Contributor is expected to own approximately 97% of the combined company’s outstanding equity before giving effect to the other transactions contemplated by the Contribution Agreement.

The Contribution Agreement provides that the Closing is subject to certain conditions, including, among other things: (i) stockholder approval of the Business Combination as set forth in the Contribution Agreement and related proposals; (ii) an Information Statement or a Proxy Statement must be cleared by the SEC and sent to our stockholders in accordance with Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and in the case of the Information Statement, such mailing must be at least twenty (20) calendar days prior to Closing; (iii) no order or law shall have been entered, adopted, enacted, issued, promulgated or enforced, in each case, by a governmental entity that prevents, enjoins, prohibits, restrains or makes illegal the consummation of the Business Combination or the other transactions contemplated by the Contribution Agreement; (iv) all requisite approvals or waivers as required by the terms of the Contribution Agreement shall have been obtained; (v) we shall have cash and cash equivalents equal to at least $15,000,000; and (vi) our Second Amended and Restated Articles of Incorporation (the “Second Restated Articles”) shall have been duly adopted by all necessary corporate action on our part, filed with the Secretary of State of the State of Nevada, and shall be in full force and effect as of immediately prior to the Closing.

The obligation of each party to consummate the Business Combination is also conditioned upon (i) performance and compliance by the other party in all material respects with its pre-Closing obligations and covenants under the Contribution Agreement; (ii) the accuracy of the representations and warranties of the other party as of the Closing (subject to customary materiality qualifiers); (iii) in both Cloud’s and our case, the absence of a continuing material adverse effect with respect to the other party; (iv) in Cloud’s case, that (a) a private placement transaction for gross proceeds of an amount to be determined by APLD Intermediate and on terms acceptable to APLD Intermediate, shall have been consummated concurrently with the Closing (the securities to be issued in such private placement transaction, the “PIPE Securities”), (b) certain third-party consents as required by the terms of the Contribution Agreement shall have been obtained, (c) the Nasdaq listing application shall have been submitted and approved, (d) the Investor Rights Agreement (the “Investor Rights Agreement”) between us and Contributor shall be in full force and effect at Closing, and (e) certain tail insurance policies as described in the Contribution Agreement have been bound, paid for and in effect.

While it is currently anticipated that the Business Combination will be consummated in the second quarter of 2026, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. If the Business Combination is consummated, the combined company will be subject to risks related to, among other things, ChronoScale’s ability to successfully integrate our market opportunities, technology, personnel and operations and to achieve expected benefits, including the possibility that the expected strategic benefits from the transaction will not be realized or will not be realized within the expected time period or that general economic conditions or updated accounting or regulatory requirements could have a material adverse effect on the combined business after the Closing.

If the Business Combination is not consummated for any reason, the trading price of our common stock may decline, and we may also be subject to additional risks if the Business Combination is not completed, including:

•
we expect to have limited cash resources available to fund our ongoing operations, even after giving effect to our recent fundraising efforts. In such circumstances, our available liquidity would be insufficient to sustain operations for the next twelve months;

•	incurring substantial costs related to the Business Combination, such as financial advisory, legal, accounting and other professional services fees that have already been incurred or will continue to be incurred until and following the Closing;
•	we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•	the requirement in the Contribution Agreement that, unless the Contribution Agreement is terminated in accordance with its terms, we shall pay, at the Closing, all fees and expenses of the parties, including the fees and expenses of advisers, counsel, accountants and other experts, if any, as well as all other out-of-pocket expenses incurred by such parties in connection with the negotiation, preparation, execution, and delivery of the Contribution Agreement. If the Contribution Agreement is terminated in accordance with its terms, each party shall be responsible for its own expenses, and APLD Intermediate and Contributor shall be responsible for any expenses incurred by Cloud;
•	limitations on our ability to attract and retain key personnel;
•	reputational harm, including relationships with investors, customers, and business partners due to the adverse perception of any failure to successfully complete the Business Combination; and
•	potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Business Combination completed.

Absent the Business Combination, we do not believe there is a reasonable prospect for our business to achieve or sustain profitability or positive cash flow in the near term without significant additional capital fundraising. Any such financing, if available at all, would likely be on terms that are highly dilutive to existing stockholders and could include the issuance of substantial amounts of equity, convertible securities, or other instruments with preferential rights. There can be no assurance that we would be able to obtain additional financing on acceptable terms, or at all. If we are unable to secure sufficient funding, we may be forced to liquidate assets, restructure, seek bankruptcy protection, or otherwise wind down our operations, which could result in a complete loss of stockholders’ investment.

The pendency of the Business Combination has and could continue to negatively impact our business, financial condition and results of operations.

The pendency of the Business Combination has and could continue to adversely affect our business, financial condition and results of operations and may result the departure of key personnel. In connection with the Business Combination, some of our customers, suppliers, vendors, and other business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenue, earnings, and cash flows, regardless of whether the Business Combination is completed. Similarly, our employees may experience uncertainty about their future roles with us following the Business Combination, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Business Combination.

Until the completion of the Business Combination or the termination of the Contribution Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

The Contribution Agreement imposes customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals, to furnish information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals. Neither Contributor nor APLD Intermediate shall solicit, discuss or negotiate any acquisition proposal with respect to Cloud other than with us; however, transactions involving Cloud as part of any proposed sale of APLD are not restricted. These restrictions may prevent us from making changes to our business or organizational structure or from pursuing business opportunities that may arise prior to the completion of the Business Combination. It is possible that these or other provisions in the Contribution Agreement might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our outstanding capital stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our capital stock than it might otherwise have proposed to pay. Adverse effects arising from these restrictions could be exacerbated by any delays in the consummation of the Business Combination or the termination of the Contribution Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Business Combination.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs in connection with the Business Combination, for which we will receive little or no benefit if the Business Combination is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Business Combination is not completed and may relate to activities that we would not have undertaken other than to complete the Business Combination.

Litigation challenging the Contribution Agreement may prevent the Business Combination from being consummated within the expected timeframe or at all.

Lawsuits may be filed in the future, against us, the Board of Directors, or other parties to the Contribution Agreement, challenging the adequacy of the transaction disclosures or making other claims in connection with the Business Combination. Such lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin the consummation of the Business Combination. One of the conditions to the consummation of the Business Combination is that no order or law shall have been entered, adopted, enacted, issued, promulgated or enforced, in each case, by a governmental entity that prevents, enjoins, prohibits, restrains or makes illegal the consummation of the Business Combination or the other transactions contemplated by the Contribution Agreement. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Business Combination on the agreed upon terms, then such injunction may prevent the Business Combination from becoming effective within the expected timeframe or at all.

Our stockholders will be significantly diluted from the issuance of the Exchanged Shares and any other issuances in connection with the Business Combination, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

The consummation of the Business Combination will cause significant dilution to our stockholders. As a result of and upon the consummation of the Business Combination, Contributor is expected to own approximately 97% of the combined company’s outstanding equity and our legacy stockholders will own approximately 3% of the combined company’s outstanding equity before giving effect to the other transactions contemplated by the Contribution Agreement. In addition, we may consummate a private placement of securities to fund the post-closing business. The issuance of the Exchanged Shares or such other securities, or the perception that such issuances could occur, could depress the market price of our common stock.

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

Throughout 2025, we continued to make progress on developing the go-to-market program for our Personal Health products. Users of this technology are individuals living with an SCI who will either self-pay, or work through the currently established reimbursement programs involving worker’s compensation, VA, or Medicare. As in previous years, VA and worker’s compensation claims are well defined but traditionally are lower volumes. For Medicare, we have continued to develop our channel partner program consisting of O&P and DME partners, and through the year ended December 31, 2025, our partners saw an increased number of Medicare claims submitted and reimbursed. To date, most reimbursements have involved an appeals process, but for newer claims, reimbursements are occurring much earlier than was the case for initial claims submitted in the previous year. As this category of product is relatively new within CMS, we have taken a measured approach with respect to the volume and timing of CMS reimbursement submissions, focusing on continued refinement and improvement of our candidate screening and submission documentation. The improvements in this process have resulted in an increase in our partners' CMS reimbursement submissions. In support of this effort, to date we have signed agreements with National Seating & Mobility for selling exclusivity into the Complex Rehabilitation Technology segment, with Bionic Prosthetics & Orthotics Group, a respected O&P provider serving 14 states, and recently with Ottobock Patient Care, a national provider of O&P services, and we continue to develop partnerships and pilots with other regional and national O&P suppliers that we believe will bear fruit in 2026 and beyond. In addition to this work, we have ramped up our direct marketing efforts and continue to develop and grow a sales backlog for the Ekso Indego Personal device. As of December 31, 2025, we had over 50 people who we believe qualify for potential reimbursement. We anticipate that many of these individuals will have their claims submitted to CMS by our partners over the next 12 months, though we expect our processes and procedures to continue to be refined as we continue to scale this sales channel over time.

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

Coverage policies and reimbursement levels of third-party payers, including Veteran's Administration, Medicare, Medicaid, and commercial payors may impact sales growth of our products.

To the extent that the adoption of our products by our customers is dependent in the future on their ability to obtain adequate reimbursement for the products or treatments provided using our product from third-party payers, including government payors such as Veteran's Administration ("VA"), Medicare, and Medicaid, as well as private payors, such as managed care organizations and commercial payors, the coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers, facilities, or end users to purchase our products or the prices they would be willing to pay for those products. Reimbursement coverage could also affect the acceptance rates of new technologies. We have no control over these factors.

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

In addition, policy changes that result in increased international sales may not continue or may increase cyclicality of our sales cycles. For example, due to local policy changes, we saw increased sales in France in 2024. Such increased sales are expected to be limited to 2024 and future periods when such devices may be replaced in the future, to the extent such policy changes remain in effect.

We may never complete the development of any of our proposed products or product improvements into marketable products.

We do not know when or whether we will successfully complete the development of the planned development-stage or next generation exoskeletal technologies, or any other proposed, developmental, or contemplated product for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. For example, we have developed and are continuing to evaluate our Nomad product in the clinical setting. While we expect to begin the general commercialization process for Nomad in 2026, we may be unsuccessful in our clinical efforts or receive negative patient feedback, which may delay such rollout or result in us abandoning the Nomad product altogether.

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

Development of our product candidates or regulatory approval may be delayed for reasons beyond our control. For example, starting in October 2025, the U.S. federal government shut down for 43 days, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, while CMS reimbursement is considered an essential service and is thus less likely to be affected, other administrative functions within CMS could be affected, including as a result of the executive and congressional branches of the U.S. government being unable to reach a resolution on the deployment of the federal government’s funds]. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have thus far been largely dependent on capital raised through the sale of equity securities in various public and private offerings, and we have incurred losses in each fiscal year since our incorporation in 2005. Our net losses were $11.7 million and $11.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $262.4 million and $250.5 million, respectively.

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

Our promissory note agreement imposes certain financial and operational restrictions on us, limiting the discretion of our management in operating our business.

Our Secured Promissory Note and Security Agreement with B. Riley Commercial Capital, LLC ("B. Riley"), which we entered into in September 2025 (the “B. Riley Promissory Note”), contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things, incur additional debt, grant liens on assets, sell assets outside the ordinary course of business, pay dividends and make certain fundamental business changes. Our obligations, which mature on the earlier of the receipt of $2.4 million in net proceeds from the sale of the equity interests of the Company from new equity investors or September 2026. The obligations under the B. Riley Promissory Note are guaranteed by Ekso Bionics, Inc. ("Guarantor") and are secured by a security interest in substantially all of our assets and Guarantor's assets. As a result, we may need to use our capital resources to repay the B. Riley Promissory Note in order to undertake certain financing or strategic transactions.

In addition, we issued shares of Series B Preferred Stock to certain purchasers in connection with the Private Placement (as defined below). The shares of Series B Preferred Stock are redeemable at the Company’s or the holder’s option at the Stated Value (as defined in the Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and Other Restrictions of the Series B Preferred Stock (the “Certificate of Designation”)) starting on January 26, 2027. The shares of Series B Preferred Stock are also redeemable at the holder’s option at the Stated Value upon a Trading Failure (as defined in the Certificate of Designation), subject to certain exceptions. Our redemption obligations with respect to the Series B Preferred Stock could adversely affect our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes.

We may be unable to generate sufficient cash flow to service our debt obligations and operate our business.

As described in Note 9. Notes Payable, net to the consolidated financial statements, we have material near-term indebtedness due to the B. Riley Promissory Note and the $5 million unsecured, subordinated promissory note (the “Parker Hannifin Promissory Note”) we delivered to Parker Hannifin Corporation in connection with the HMC Acquisition.

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

Our audited consolidated financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2025, we had cash of $1.2 million and an accumulated deficit of $262.4 million. We do not believe that our cash is sufficient to fund our operations for the next 12 months. We will need to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital from time to time. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

If the Business Combination is not completed, this going concern uncertainty would persist and could intensify, adversely affecting our relationships with customers, suppliers, and other counterparties, and limiting our access to additional capital. If we are unable to consummate the Business Combination or generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for the next 12 months. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

Material impairments in the value of our intangible assets, including developed technology and trade name, have affected, and could further negatively affect, our operating results.

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

For example, we recorded $2.3 million for each of the developed technology and trade name assets relating to our acquisition of the Human Motion Control business unit of Parker Hannifin Corporation in our consolidated financial statements included in this Annual Report. Failure to recognize sufficient revenue from the technology received in such acquisition has led to a $0.6 million impairment loss on the value of our trade name asset for the year ended December 31, 2025, which is material to our results of operations. In the future, failure to recognize sufficient revenue from the technology received in such acquisition could lead to impairment charges on the value of our developed technology assets and could lead to further impairment charges on the value of our trade name asset in future periods, including as soon as the first quarter of 2026, which could be material to our results of operations. Additionally, for the year ended December 31, 2025, we recorded a $0.2 million impairment loss on the full carrying value of one of our intellectual property assets due to the termination of a licensing agreement affecting the future potential revenues of such asset. For more information, see our audited consolidated financial statements included in this Annual Report.

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

Medical devices regulated by the FDA are subject to “general controls” which include: registration with the FDA; listing commercially distributed products with the FDA; complying with all applicable requirements under the QMSR, which went into effect in February 2026; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining pre-market notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class III devices are subject to PMA.

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

In the EU, we are required to comply with the EU MDR and obtain CE Certificates of Conformity in order to affix the CE Mark and market medical devices. As of December 31, 2025, our EksoNR product had yet been approved under the EU MDR. We have submitted an application to obtain CE Certificates of Conformity in order to affix the CE Mark to EksoNR. Such application may be delayed or denied. Specifically, changes in regulatory policy for the approval or CE marking of a medical device during the period of product development and regulatory agency review or notified body review of each submitted new application may cause delays or rejections. In March 2023, the European Commission extended the original compliance dates for the EU MDR. As a result, the EU MDR transitional period deadline for our products was set to December 31, 2028. Failure to comply with the EU MDR requirements by the EU MDR transitional period deadline would prevent us from generating revenue from sales of our products in the EU, which could adversely affect our business, results of operations and financial condition.

Our failure to meet strict post-market regulatory requirements with respect to our products could require us to pay fines, incur other costs or even close our facilities.

If we, or our suppliers, fail to comply with the FDA’s QMSR, which went into effect in February 2026, or other applicable foreign regulations, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer. Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the FDA’s QMSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products in the United States.

We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, and applicable agencies in other countries. These regulatory requirements and changes to the requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. The FDA enforces the QMSR through periodic announced and unannounced inspections of manufacturing facilities. Failure to comply with regulatory requirements such as QMSR may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

The QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016, went into effect on February 2, 2026. If we or any of our suppliers or contractors fail to meet the regulatory requirements or a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer.

Federal, state and non-U.S. regulations regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.

We can provide no assurance that we will continue to remain in material compliance with the QMSR, which went into effect in February 2026, replacing the QSR. If the FDA or any applicable agencies inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our products, which would harm our business.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2032 unless additional Congressional action is taken.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies' statutory interpretations in litigation against federal government agencies, such as the FDA where the law is ambiguous. This Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA and other federal agencies, which could undermine the FDA's or any other U.S. government agency’s authority, lead to uncertainties in the industry, and disrupt the FDA's and other U.S. government agencies’ normal operations, any of which could impact our business or the medical device industry in general. Further, changes in the leadership of the FDA and other federal agencies under the current administration can result in changes in the agencies’ operations and policies, which may impact our product development plans.

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

For example, California adopted the California Consumer Privacy Act (the "CCPA"), which became effective in January 2020. The CCPA established a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. Additionally, the California Privacy Rights Act (the "CPRA"), was approved by California voters in the November 2020 election and went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Other states have begun to propose and enact laws relating to privacy and information security matters, many of which are comprehensive privacy statutes similar to the CCPA. Further, other states have enacted laws that cover specific topics, such as the use and collection of biometric information or the collection, use, disclosure, and/or other processing of health-related information, some of which contain private rights of action. The U.S. federal government also is contemplating federal privacy legislation, and the U.S. Department of Justice has issued rules restricting certain bulk transfers of sensitive personal information.

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

Future operating or business decisions will cause dilution to our existing stockholders. For example, we will issue a substantial amount of equity securities or securities exercisable or convertible into equity securities in connection with strategic transactions or for financing purposes, including through one or more registered or unregistered offerings. Furthermore, a substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act so long as we are generally current on our reporting obligations under the Exchange Act, unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. We will also make equity grants under one or more employee equity incentive plan or our employee stock purchase plan or issue common stock as matching contributions to our employees under our 401(k) Plan. You will also be subject to dilution from the conversion of shares of Series B Preferred Stock, the exercise or settlement of outstanding options or restricted stock units under the Restated 2014 Plan, and from the exercise of our warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, including in connection with a potential strategic transaction, could depress the market price of our common stock.

We may not achieve profitability in the near term or at all, and historically we have not been profitable. Management has historically financed the Company’s operations through external financings, from both equity and debt financings, like our Private Placement, our registered offerings under our effective shelf registration statement, and entering into the B. Riley Promissory Note, for example. To the extent our cash on hand does not provide sufficient capital for us to achieve profitability, or we are unable to maintain profitability once initially achieved, we expect we will need to raise additional capital through future financings. To the extent we decide to conduct a financing in the future, the form of such financing may include one or more of the following: (i) registered offerings of shares of our common stock, (ii) sales of shares of our common stock under an "at the market offering" program, (iii) issuing shares of our common stock upon the exercise of warrants at reduced exercise prices, (iv) incurring indebtedness with one or more financial institutions, (v) sale of product line or technology, (vi) the factoring of trade receivables, and (vii) one or more strategic transactions. Additional funding may not be available to us on acceptable terms, or at all, or we may be required to seek other more costly or time-consuming methods. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

For example, as of January 22, 2026, we had 5,852 shares of Series B Preferred Stock outstanding, which are convertible into 711,922 shares of common stock. The Series B Preferred Stock ranks senior to our common stock. The Series B Preferred Stock has, and any future senior securities we may issue may have, priority upon liquidation. The shares of Series B Preferred Stock are convertible into shares of common stock, have no stated maturity, and will remain outstanding indefinitely unless converted into common stock. The Series B Preferred Stock will be convertible at the holders’ option into common stock at an initial conversion price of $8.22 per share, as adjusted for any stock dividends, splits, or other similar events. Holders of Series B Preferred Stock are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 9.99% of the then-combined voting power of all of our voting securities outstanding immediately after giving effect to such conversion. Subject to limited exceptions, holders of Series B Preferred Stock may not transfer or execute any short sales involving the Series B Preferred Stock and shares of common stock issuable upon conversion of the Series B Preferred Stock until the earlier of (x) six (6) months following the closing of the Private Placement and (y) two trading days after we consummate a change of control.

In addition, for so long as any shares of Series B Preferred Stock are outstanding, the Company may not take any of the following actions without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock: (i) alter, waive or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Certificate of Designation, (ii) authorize, create or issue any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in the Certificate of Designation) senior to, or otherwise pari passu with, the Series B Preferred Stock, (iii) increase or decrease the authorized number of shares of Series B Preferred Stock, or (iv) amend its articles of incorporation or bylaws or file any articles of amendment, certificate of designation, preferences, limitations and relative rights of any series of preferred stock in any manner that adversely affects any rights given to the Series B Preferred Stock regardless of whether any such action shall be by means of amendment to its articles of incorporation or by merger, consolidation or otherwise.

The purchasers of the shares of our Series B Preferred Stock also have certain contractual rights. For example, we are obliged to file a registration statement under the Securities Act by no later than June 1, 2026 registering the resale of the shares of common stock receivable upon conversion of the Series B Preferred Stock.

The rights of the Series B Preferred Stock, as well as the rights we may provide in issuing shares of preferred stock in the future, may adversely affect the voting power or value of our common stock.

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

During the period from our initial listing on Nasdaq on August 9, 2016 through December 31, 2025, the closing price of our common stock fluctuated from a high of $1,397.25 per share to a low of $2.82 per share (on a split-adjusted basis), and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as our ability to grow our revenue and customer base; the announcement of new products or product enhancements by us or our competitors; developments concerning regulatory oversight and approvals; variations in our and our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts; successes or challenges in our collaborative arrangements or alternative funding sources; developments in the rehabilitation and industrial robotics markets; the results of product liability or intellectual property lawsuits; future issuances of common stock or other securities; the addition or departure of key personnel; announcements by us or our competitors of acquisitions or divestments, investments or strategic alliances; and general market conditions and other factors, including factors unrelated to our operating performance or otherwise disclosed herein.

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

If we do not continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from Nasdaq.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with Nasdaq’s conditions for continued listing, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. On December 12, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) informing us that because the minimum bid price of our common stock listed on the Nasdaq was below $1.00 over the previous 30 consecutive business days, we did not meet the minimum bid price requirement for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Before the opening of the stock market on June 2, 2025, we effected a 1-for-15 reverse split of our common stock (the "Reverse Stock Split"). As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of fifteen, rounded up to the nearest whole share, and all common stock per share amounts have been increased by a factor of fifteen, with the exception of our common stock par value and our authorized shares. Amounts affected include common stock outstanding, restricted stock units, common stock underlying stock options, and warrants. The Reverse Stock Split was effected in order to raise the per share trading price of our common stock above $1.00 and regain compliance with the Minimum Bid Price Requirement. On June 13, 2025, we regained compliance with the Minimum Bid Price Requirement.

In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You will experience future dilution as a result of future equity offerings, including in strategic transactions or future financings. For example, in order to raise additional capital, we will issue a substantial amount of equity securities or securities exercisable or convertible into equity securities in connection with strategic transactions or for financing purposes, including through one or more registered or unregistered offerings.

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

Item 2.  PROPERTIES

Our principal executive office is currently located at 101 Glacier Point, Suite A, San Rafael, California, 94901, where we lease approximately 17,000 square feet. We currently lease an office in Brecksville, Ohio to support the service of the Ekso Indego Therapy and Ekso Indego Personal product lines. Outside of the United States, we lease approximately 3,000 square feet of office space at Friesenweg 20, 22763 Hamburg, Germany for our European headquarters.

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

PART  II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been traded on the Nasdaq Capital Market under the symbol “EKSO” since August 9, 2016. Prior to August 9, 2016, our common stock was eligible for quotation and traded on the OTC Market. The quotation of our common stock on the OTC market began on or about January 16, 2014. The closing price of EKSO stock as of February 20, 2026 was $11.18.

As of February 20, 2026, we had approximately 173 stockholders of record of our common stock. This number does not include stockholders whose shares are held in investment accounts by other entities. We believe that the actual number of stockholders is greater than the number of holders of record.

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

Issuer Purchases of Equity Securities

None.

Item 6.  RESERVED

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, which are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors.” For a discussion related to the results of operations for 2024 compared to 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K filed with the SEC on March 3, 2025.

Overview

Our Business

We design, develop, and market exoskeleton and complementary products that augment human strength, endurance, and mobility. The primary end market for our exoskeleton technology is healthcare, where our technology primarily serves people with physical disabilities or impairments in both physical rehabilitation and mobility. The majority of our sales are generated from our Enterprise Health products, which include the sales of products and services related to neurorehabilitation in clinical settings. We also provide products and services from our Personal Health market to individual users.

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

Starting in late 2025, we began marketing the MediTouch BalanceTutor to our Enterprise Health customers under an exclusive distribution agreement with MediTouch. The BalanceTutor rehabilitation system includes a patented multidirectional perturbation treadmill and multiple force and movement sensors that allow patients impacted by impaired balance to react to unanticipated disturbances while standing or walking. We believe that the BalanceTutor offers treatment options that are complementary to our rehabilitation exoskeletons and that the two can be used in combination for many patients. We expect to begin the sales and distribution of the BalanceTutor in early 2026.

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

On April 11, 2024, CMS approved a payment level of approximately $91,000 for Medicare reimbursement of the Ekso Indego Personal, which took effect on April 1, 2024. CMS reimbursement creates the possibility that we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. Specifically, as of December 31, 2025, according to the National Spinal Cord Injury Statistical Center ("NSCISC") in their 2025 SCI Data Sheet, approximately, an estimated 309,000 individuals are currently living with SCI and another 18,000 suffer from new SCI injuries each year. According to the NSCISC in their SCI Model Systems 2024 Annual Statistical Report, approximately 57% of individuals with SCI are enrolled in Medicare or Medicaid within five years post-injury.

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

Throughout 2025, we continued to make progress on developing the go-to-market program for our Personal Health products. Users of this technology are individuals living with an SCI who will either self-pay, or work through the currently established reimbursement programs involving worker’s compensation, VA, or Medicare. As in previous years, VA and worker’s compensation claims are well defined but traditionally are lower volumes. For Medicare, we have continued to develop our channel partner program consisting of O&P and DME partners, and through the year ended December 31, 2025, our partners saw an increased number of Medicare claims submitted and reimbursed. To date, most reimbursements have involved an appeals process, but for newer claims, reimbursements are occurring much earlier than was the case for initial claims submitted in the previous year. As this category of product is relatively new within CMS, we have taken a measured approach with respect to the volume and timing of CMS reimbursement submissions, focusing on continued refinement and improvement of our candidate screening and submission documentation. The improvements in this process have resulted in an increase in our partners' CMS reimbursement submissions. In support of this effort, to date we have signed agreements with National Seating & Mobility for selling exclusivity into the Complex Rehabilitation Technology segment, with Bionic Prosthetics & Orthotics Group, a respected O&P provider serving 14 states, and recently with Ottobock Patient Care, a national provider of O&P services, and we continue to develop partnerships and pilots with other regional and national O&P suppliers that we believe will bear fruit in 2026 and beyond. In addition to this work, we have ramped up our direct marketing efforts and continue to develop and grow a sales backlog for the Ekso Indego Personal device. As of December 31, 2025, we had over 50 people who we believe qualify for potential reimbursement. We anticipate that many of these individuals will have their claims submitted to CMS by our partners over the next 12 months, though we expect our processes and procedures to continue to be refined as we continue to scale this sales channel over time. Given this ramp, we expect the majority of our revenue in 2026 will continue to come from Enterprise Health sales, but with Personal Health product sales contributing more quarter over quarter.

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

Nomad is currently for sale in limited volumes in the Personal Health market for use in a non-Company-sponsored single clinical study. Subject to clinical and patient feedback from clinical trials, we expect to begin the general commercialization process for Nomad in late 2026.

Recent Developments

On January 22, 2026, we issued and sold (i) an aggregate of 5,852 shares of Series B Preferred Stock convertible into an aggregate of 711,922 shares of common stock issuable upon conversion of the Series B Preferred Stock at an initial conversion price of $8.22 per share and (ii) warrants (the “2026 Warrants”), which are exercisable to purchase up to an aggregate of 355,960 shares of our common stock at an exercise price of $8.22 per share of common stock (the “Private Placement”). The net proceeds of the Private Placement are expected to be approximately $5.3 million, after deducting placement agent fees and expenses and other estimated offering expenses payable by us. We intend to use the net proceeds from the Private Placement for working capital and general corporate purposes.

Business Combination

On February 15, 2026, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly owned subsidiary of APLD Intermediate (“Contributor”), each a wholly owned direct or indirect subsidiary of Applied Digital Corporation, a Nevada corporation, and Applied Digital Cloud Corporation, a Nevada corporation, which at the time of the Closing (as defined below), will be a wholly owned subsidiary of Contributor (“Cloud”), for purposes of consummating a business combination (the “Business Combination”), as a result of which (i) Cloud will become our wholly owned subsidiary, (ii) we will, immediately after the consummation of the Business Combination (the  “Closing”), continue as the parent of the combined company, and (iii) we will change our name to ChronoScale Corporation.

Subject to the satisfaction or waiver of the conditions set forth in the Contribution Agreement, Contributor will contribute all of its right, title and interest in and to 1,200 shares of the common stock of Cloud, constituting 100% of the issued and outstanding equity of Cloud, to us in exchange for 138,216,820 newly issued shares of our common stock (the “Exchanged Shares”). As a result of and upon the consummation of the Business Combination, Contributor is expected to own approximately 97% of the combined company’s outstanding equity before giving effect to the other transactions contemplated by the Contribution Agreement.

The Contribution Agreement provides that the Closing is subject to certain conditions, including, among other things: (i) stockholder approval of the Business Combination as set forth in the Contribution Agreement and related proposals; (ii) an Information Statement or a Proxy Statement must be cleared by the SEC and sent to our stockholders in accordance with Regulation 14A under the Securities and Exchange Act of 1934, as amended, and in the case of the Information Statement, such mailing must be at least twenty (20) calendar days prior to Closing; (iii) no order or law shall have been entered, adopted, enacted, issued, promulgated or enforced, in each case, by a governmental entity that prevents, enjoins, prohibits, restrains or makes illegal the consummation of the Business Combination or the other transactions contemplated by the Contribution Agreement; (iv) all requisite approvals or waivers as required by the terms of the Contribution Agreement shall have been obtained; (v) we shall have cash and cash equivalents equal to at least $15,000,000; and (vi) our Second Amended and Restated Articles of Incorporation (the “Second Restated Articles”) shall have been duly adopted by all necessary corporate action on our part, filed with the Secretary of State of the State of Nevada, and shall be in full force and effect as of immediately prior to the Closing.

The obligation of each party to consummate the Business Combination is also conditioned upon (i) performance and compliance by the other party in all material respects with its pre-Closing obligations and covenants under the Contribution Agreement; (ii) the accuracy of the representations and warranties of the other party as of the Closing (subject to customary materiality qualifiers); (iii) in both Cloud’s and our case, the absence of a continuing material adverse effect with respect to the other party; (iv) in Cloud’s case, that (a) a private placement transaction for gross proceeds of an amount to be determined by APLD Intermediate and on terms acceptable to APLD Intermediate, shall have been consummated concurrently with the Closing (the securities to be issued in such private placement transaction, the “PIPE Securities”), (b) certain third-party consents as required by the terms of the Contribution Agreement shall have been obtained, (c) the Nasdaq listing application shall have been submitted and approved, (d) the Investor Rights Agreement (the “Investor Rights Agreement”) between us and Contributor shall be in full force and effect at Closing, and (e) certain tail insurance policies as described in the Contribution Agreement have been bound, paid for and in effect. See “Part I—Item 1A. Risk Factors,” specifically the risks under the heading “Risks Related to the Proposed Business Combination,” for more information.

We are continuing to explore one or more strategic transactions with certain third parties with respect to our medical device business. There can be no assurances that any such transaction will occur, and we expect to continue executing on our growth strategy during this process. We have not set a timetable for the strategic review process, and we do not intend to provide updates until we determine that disclosure is appropriate or required.

Economic and Industry Trends

Our revenue is highly dependent on market demand for our exoskeleton products. This market demand is influenced by many factors including the level of awareness of robotic exoskeleton rehabilitation among the rehabilitation clinics with significant stroke, ABI, and SCI populations, the levels of reimbursements our customers will be able to receive, the level of reimbursement we will able to receive from Medicare on claims related to our Ekso Indego Personal, as well as conditions relating to overall economic growth and general business activity. Difficult and challenging economic conditions, including an increasingly inflationary environment and federal funding and policy changes, have led to increased price-based competition. In particular, the effects of such increasing price-based competition have had an especially significant impact on certain products that we offer, including the EksoNR and Ekso Indego Therapy in the United States, which have a lengthy sale and purchase order cycle because they are major capital expenditure items and generally require the approval of senior management at purchasing institutions. The timing of executing sales contracts with large hospital networks can be unpredictable, which has and may continue to impact the timing and amounts of device sales. Furthermore, we do business in the Americas, EMEA and APAC, which results in our business being impacted by changes in the strength of the local currencies relative to the U.S. Dollar.

See “Part I—Item 1A. Risk Factors,” specifically the risk titled “Coverage policies and reimbursement levels of third-party payers, including Medicare or Medicaid, may impact sales of our products,” for more information.

Results of Operations

Consolidated Results of Operations: December 31, 2025 compared to the year ended December 31, 2024 (dollars in thousands):

	Years ended December 31,
	2025	2024	Change	% Change

Revenue	$12,799	$17,925	$(5,126)	(29)%
Cost of revenue	5,954	8,414	(2,460)	(29)%
Gross profit	6,845	9,511	(2,666)	(28)%
Gross profit %	53%	53%

Operating expenses:
Sales and marketing	7,154	7,308	(154)	(2)%
Research and development	3,031	3,874	(843)	(22)%
General and administrative	9,986	8,789	1,197	14%
Total operating expenses	20,171	19,971	200	1%

Loss from operations	(13,326)	(10,460)	(2,866)	27%

Other income (expense), net:
Interest expense, net	(309)	(269)	(40)	15%
Gain on revaluation of warrant liabilities	1	474	(473)	(100)%
Loss on modification of warrant	—	(109)	109	(100)%
Unrealized gain (loss) on foreign exchange	1,965	(965)	2,930	(304)%
Other expense, net	(26)	(1)	(25)	*
Total other income (expense), net	1,631	(870)	2,501	(287)%

Net loss	$(11,695)	$(11,330)	$(365)	3%

(*) Not meaningful

Revenue

Revenue decreased $5.1 million, or 29%, for the year ended December 31, 2025, compared to the same period of 2024. The decrease in revenue was primarily driven by a decrease in the volume of Enterprise Health device sales in the EMEA region, partially offset by an increase in the volume of Personal Health device sales in the Americas region.

Gross Profit and Gross Margin

Gross profit decreased $2.7 million, or 28%, for the year ended December 31, 2025, compared to the same period of 2024, driven by a decrease in revenue associated with our Enterprise Health devices, partially offset by an increase in revenues associated with our Personal Health device and reduction in service costs.

Gross margin remained flat at approximately 53% for the year ended December 31, 2025, compared to a consistent gross margin of 53% for the same period in 2024

Operating Expenses

Sales and marketing expenses decreased $0.2 million, or 2%, for the year ended December 31, 2025, compared to the same period of 2024. The decrease was primarily due to lower headcount, lower payroll expense related to discretionary payroll and from the receipt of the employee retention credits ("ERC"), partially offset by a loss on impairment of our indefinite-lived trade name intangible asset and severance expense.

Research and development expenses decreased $0.8 million, or 22%, for the year ended December 31, 2025, compared to the same period of 2024, primarily due to lower headcount, lower payroll expense from the receipt of the ERC and lower payroll expense related to discretionary payroll, partially offset by severance expense.

General and administrative expenses increased $1.2 million, or 14%, for the year ended December 31, 2025, compared to the same period of 2024, primarily due to higher legal and audit costs, higher payroll expense related to discretionary payroll and due to a loss on impairment of a finite-lived intangible asset, partially offset by the receipt of the ERC.

Total Other Income (Expense), Net

Interest expense, net increased 15% for the year ended December 31, 2025, compared to the same period of 2024. This increase is primarily related to interest expense related to the B. Riley Promissory Note and lower interest income from cash deposits, partially offset by lower interest expense related to the Parker Hannifin Promissory Note and interest income related to receiving late ERC payments.

Loss on modification of warrant of $0.1 million for the year ended December 31, 2024 was due to the reduction of the exercise price of the May 2019 Warrants, in connection with the January 2024 Offering. There was no comparable amount for the year ended December 31, 2025.

Gain on revaluation of warrant liabilities was de minimis for the year ended December 31, 2025 as compared to a gain on revaluation of warrant liabilities of $0.4 million for the year ended December 31, 2024, and was associated with the revaluation of warrants issued in 2019, 2020, and 2021. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity, and the risk-free interest rate.

Unrealized gain on foreign exchange was $2.0 million for the year ended December 31, 2025, compared to unrealized loss on foreign exchange of $1.0 million for the same period of 2024, primarily due to foreign currency exchange rate fluctuations producing unrealized gains and losses on our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of December 31, 2025, $1.2 million of cash was held domestically and by our foreign subsidiaries. Cash consisted of bank deposits with third-party financial institutions, none of which was restricted.

As of December 31, 2025, we had working capital of $5.4 million, compared to working capital of $11.3 million as of December 31, 2024. The decrease in working capital was primarily due to a lower cash balance and a higher convertible promissory note balance, partially offset by a higher inventory balance, a higher prepaid expenses and other current assets balance, a lower accrued liabilities balance, and a lower deferred revenues, current balance.

We have funded our operations primarily through the issuance and sale of equity securities and bank debt.

On January 22, 2026, we issued and sold (i) an aggregate of 5,852 shares of Series B Preferred Stock convertible into an aggregate of 711,922 shares of common stock issuable upon conversion of the Series B Preferred Stock at an initial conversion price of $8.22 per share and (ii) the 2026 Warrants, which are exercisable to purchase up to an aggregate of 355,960 shares of our common stock at an exercise price of $8.22 per share of common stock. The net proceeds of the Private Placement are expected to be approximately $5.3 million, after deducting placement agent fees and expenses and other estimated offering expenses payable by us. We intend to use the net proceeds from the Private Placement for working capital and general corporate purposes.

On October 30, 2025, we issued and sold an aggregate of 769,490 shares of our common stock in a registered direct offering (the “October 2025 Offering”) at an offering price of $4.81 per share. We received net proceeds of approximately $3.2 million in the October 2025 Offering, after deducting the placement agent fees and offering expenses paid by us. We used the net proceeds from the October 2025 Offering for general corporate purposes, which included research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting our other working capital needs. On October 30, 2025, in connection with the October 2025 Offering, we issued to Lake Street Capital Markets, LLC, a warrant (the “October 2025 Placement Agent Warrant”) to purchase up to 15,389 shares of our common stock, at an exercise price equal to $4.81 per share.

In October 2020, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), under which we may issue and sell shares of our common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by us through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5.0 million may be offered and sold, subject to certain SEC rules limiting the number of shares of our common stock that we may sell under the Registration Statement. During the year ended December 31, 2025, we sold 238,154 shares of common stock under the ATM Agreement at an average price of $4.34, for aggregate proceeds of $0.9 million, net of commission and issuance costs. On October 28, 2025, we terminated the ATM Prospectus. As a result, we expensed deferred issuance costs of $125 thousand related to the ATM Agreement during the year ended December 31, 2025.

Cash and Restricted Cash

The following table summarizes the sources and uses of cash for the periods stated (in thousands):

	Years ended December 31,
	2025	2024
Cash and restricted cash, beginning of year	$6,493	$8,638
Net cash used in operating activities	(11,801)	(9,846)
Net cash used in investing activities	(188)	(37)
Net cash provided by financing activities	6,629	7,769
Effect of exchange rate changes on cash	36	(31)
Cash and restricted cash, end of year	$1,169	$6,493

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $2.0 million for the year ended December 31, 2025, compared to the same period of 2024, primarily due to lower revenues, partially offset by cost savings in supply chain, manufacturing, and service, efficiencies in operating activities including headcount reductions, and the receipt of the ERC.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $0.2 million for the year ended December 31, 2025, compared to the same period of 2024, primarily due to the purchase of manufacturing equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $6.6 million for the year ended December 31, 2025 was related to net proceeds of $3.2 million from the October 2025 Offering, after deducting the transaction expenses, net proceeds of $1.9 million from the B. Riley Promissory Note, after deducting the transaction expenses, net proceeds of $3.9 million from the March 2025 Inducement Warrant, after deducting the transaction expenses, and $0.9 million from sales of our common stock under our ATM Agreement, net of commission and issuance costs, which were partially offset by $2.0 million of the payoff of our BoC Loan Agreement and $1.3 million of principal payments towards the Parker Hannifin Promissory Note.

Net cash provided by financing activities of $7.8 million for the year ended December 31, 2024, was related to net proceeds of approximately $5.0 million from the September 2024 Offering after deducting the underwriting discount and commissions and offering expenses paid by us, net proceeds of approximately $3.9 million from the January 2024 Offering after deducting placement agent fees and offering expenses, proceeds of approximately $0.1 million from shares of common stock sold under the ATM Agreement, partially offset by approximately $1.3 million of principal payments towards the Parker Hannifin Promissory Note.

Material Cash Requirements and Going Concern

Our material cash requirements include the following items, some of which are represented in the table of Contractual Obligations and Commitments: (1) employee wages, benefits and incentives, (2) the procurement of raw materials and components to support the manufacturing and sale of our products, (3) expenditures for the ongoing improvement and development of existing and new technologies, (4) debt repayments (for additional information see Note 9. Notes Payable, net in the notes to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K), and (5) operating lease payments (for additional information see Note 10. Lease Obligations in the notes to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K).

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements 12 months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans. We are seeking additional financing and evaluating financing alternatives in the near term in order to meet our cash requirements for the next 12 months. Management currently estimates that the Company's cash on hand as of December 31, 2025, in addition to the net proceeds from the Private Placement, will fund its operations until the end of the second quarter of 2026.

We do not expect, nor do our historical operating results suggest, that cash flows generated from operations will be sufficient to meet our material cash requirements in the long term. Management expects that our historical reliance on external financing, from both equity and debt financings, will continue to provide the capital necessary to meet its material cash requirements in the long term. Management has not yet determined the form such additional financing may take, but management expects that the most likely forms include one or more of the following: (i) underwritten offerings of shares of our common stock, (ii) issuing shares of our common stock upon the exercise of warrants at reduced exercise prices, (iii) incurring indebtedness with one or more financial institutions, (iv) sale of product line or technology, and (v) the factoring of trade receivables.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2025, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than one year	1-3 Years	3-5 Years
B. Riley Promissory Note	$2,400	$2,400	$—	$—
Parker Hannifin Promissory Note	2,187	1,250	937	—
Facility operating leases	630	467	152	11
Purchase obligations	874	874	—	—
Total	$6,091	$4,991	$1,089	$11

Refer to Note 9. Notes Payable, net in our notes to the consolidated financial statements for additional information regarding our promissory notes, and Note 15. Commitments and Contingencies in our notes to the consolidated financial statements for additional information regarding our contractual obligations and lease commitments.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

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

Assets Acquired and Liabilities Assumed in Business Combinations

We allocate the fair value of the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of projected future cash flows based on expected future growth rates and margins, discount rate used to determine the present value of these cash flows, future changes in technology and royalty for similar brand licenses, and asset lives. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. When applicable, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are included in the consolidated statement of operations.

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

Currently, we sell our products mainly in U.S. dollars, Euros, and Singapore dollars in our company entities in the Americas, EMEA, and APAC regions, respectively. We generate a portion of our revenue and collect receivables in foreign currencies other than the functional currencies of our company entities and, as such, we have foreign currency exposure. Future fluctuations in the foreign exchange rates of these currencies can result in foreign exchange gains and losses that may impact our financial results. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2025, sales denominated in foreign currencies were approximately 42% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a $0.5 million decrease to revenues for 2025.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates related primarily to our term loan. On September 12, 2025, we paid off the entire amount of $2,000 of our secured term loan agreement to Banc of California using the $2,000 of restricted cash. Refer to Note 9. Notes Payable, net — BoC Term Loan in our notes to the consolidated financial statements for additional information regarding the term loan. Prior to the term loan payoff, the loan's variable interest rate was charged at the greater of the variable rate of interest announced by the lender as its “prime rate” then in effect or 4.50%. As of December 31, 2025, we have no outstanding variable-rate debt, and therefore, we are no longer exposed to significant interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Ekso Bionics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ekso Bionics Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2025 and, since inception, has suffered significant operating losses and negative cash flows from operations. The Company expects to generate operating losses and negative operating cash flows in the future and will require additional funding to support the Company's planned operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Transaction Price Allocation for Contracts with Customers Containing Multiple Performance Obligations

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers may contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations based on the relative standalone selling price and revenue is recognized when the distinct performance obligation is satisfied. The Company's device revenue is recognized at the point in time that the customer takes control of the device, generally upon shipment, and subscription and service revenues are recognized over time as the services are performed.

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

Impairment Analysis of Indefinite-Lived Intangible Assets and Long-Lived Assets

Description of the Matter

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s indefinite-lived intangible assets are tested for impairment annually, or as deemed necessary if potential indicators of impairment exist. The Company also reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management makes critical assumptions and estimates in completing impairment assessments of its indefinite-lived intangible asset and long-lived assets. The Company’s cash flow projections include assumptions such as future sales and operating margin growth rates, economic forecasts, discount rates and the royalty rate. During the year ended December 31, 2025, the Company recorded an impairment loss on the trade name of $570,000 in the consolidated statements of operations and comprehensive loss.

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

San Francisco, California

February 23, 2026

PCAOB ID Number 100

Ekso Bionics Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,169	$4,493
Restricted cash	—	2,000
Accounts receivable, net of allowances of $27 and $33, respectively	7,308	7,238
Inventories	4,822	4,571
Prepaid expenses and other current assets	750	541
Total current assets	14,049	18,843
Property and equipment, net	1,288	1,577
Right-of-use assets	532	788
Intangible assets, net	3,500	4,580
Goodwill	431	431
Other assets	311	433
Total assets	$20,111	$26,652

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,431	$1,552
Accrued liabilities	1,779	2,352
Deferred revenues, current	1,727	1,956
Convertible promissory note, net	2,008	—
Notes payable, current	1,250	1,250
Lease liabilities, current	441	427
Total current liabilities	8,636	7,537
Deferred revenues	1,414	1,920
Notes payable, net	798	3,854
Lease liabilities	147	452
Warrant liabilities	—	1
Other non-current liabilities	89	181
Total liabilities	11,084	13,945
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 141,429 shares authorized; 3,559 and 1,480 shares issued and outstanding as of December 31, 2025 and 2024, respectively	37	22
Additional paid-in capital	272,078	262,203
Accumulated other comprehensive (loss) income	(692)	957
Accumulated deficit	(262,396)	(250,475)
Total stockholders' equity	9,027	12,707
Total liabilities and stockholders' equity	$20,111	$26,652

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years ended December 31,
	2025	2024
Revenue	$12,799	$17,925
Cost of revenue	5,954	8,414
Gross profit	6,845	9,511

Operating expenses:
Sales and marketing	7,154	7,308
Research and development	3,031	3,874
General and administrative	9,986	8,789
Total operating expenses	20,171	19,971

Loss from operations	(13,326)	(10,460)

Other income (expense), net:
Interest expense, net	(309)	(269)
Gain on revaluation of warrant liabilities	1	474
Loss on modification of warrant	—	(109)
Unrealized gain (loss) on foreign exchange	1,965	(965)
Other expense, net	(26)	(1)
Total other income (expense), net	1,631	(870)

Net loss	(11,695)	(11,330)
Foreign currency translation adjustments	(1,649)	801
Comprehensive loss	$(13,344)	$(10,529)

Net loss per share applicable to common shareholders, basic and diluted	$(4.91)	$(8.43)
Weighted average number of shares outstanding, basic and diluted	2,426	1,344

See accompanying notes to consolidated financial statements

  Ekso Bionics Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	—	$—	990	$15	$251,580	$156	$(239,145)	$12,606
Net loss	—	—	—	—	—	—	(11,330)	(11,330)
Issuance of common stock and warrants under:
Equity financing, net	—	—	411	6	9,014	—	—	9,020
Exercise of Pre-Funded Warrants	—	—	22	—	—	—	—	—
Issuance of common stock under:
Equity incentive plan	—	—	46	1	—	—		1
Matching contribution to 401(k) plan	—	—	11	—	237	—		237
Stock-based compensation	—	—	—	—	1,372	—	—	1,372
Foreign currency translation adjustments	—	—	—	—	—	801	—	801
Balance as of December 31, 2024	—	$—	1,480	22	262,203	957	(250,475)	12,707
Net loss	—	—	—	—	—	—	(11,695)	(11,695)
Issuance of common stock and warrants under:
Equity financing, net	—	—	1,661	12	7,940	—	—	7,952
Deemed dividend in connection with warrant inducement	—	—	—	—	226	—	(226)	—
Exercise of Pre-Funded Warrants	—	—	171	2	—	—	—	2
Issuance of common stock under:
Equity incentive plan	—	—	210	—	—	—	—	—
Matching contribution to 401(k) plan	—	—	37	1	235	—	—	236
Stock-based compensation	—	—	—	—	1,474	—	—	1,474
Foreign currency translation adjustments	—	—	—	—	—	(1,649)	—	(1,649)
Balance as of December 31, 2025	—	$—	3,559	$37	$272,078	$(692)	$(262,396)	$9,027

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Years ended December 31,
	2025	2024
Operating activities
Net loss	$(11,695)	$(11,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,573	1,608
Loss on impairment of intangible assets	750	—
Changes in provision for credit losses on accounts receivable	(50)	171
Common stock contribution to 401(k) plan	151	257
Stock-based compensation expense	1,474	1,373
Gain on revaluation of warrant liabilities	(1)	(474)
Loss on modification of warrant	—	109
Unrealized (gain) loss on foreign currency transactions	(1,965)	965
Changes in operating assets and liabilities:
Accounts receivable	446	(1,967)
Inventories	(275)	257
Prepaid expenses and other assets current and noncurrent	(187)	329
Accounts payable	(137)	(288)
Accrued, lease and other current and noncurrent liabilities	(1,102)	(599)
Deferred revenues	(783)	(257)
Net cash used in operating activities	(11,801)	(9,846)
Investing activities
Acquisition of property and equipment	(188)	(37)
Net cash used in investing activities	(188)	(37)
Financing activities
Principal payments under note payable	(1,250)	(1,250)
Retirement of term loan	(2,000)	—
Proceeds from issuance of common stock, net	4,098	9,019
Proceeds from exercise of warrants, net	3,856	—
Proceeds from issuance of convertible promissory note, net	1,925	—
Net cash provided by financing activities	6,629	7,769
Effect of exchange rate changes on cash	36	(31)
Net decrease in cash	(5,324)	(2,145)
Cash and restricted cash at beginning of the year	6,493	8,638
Cash and restricted cash at end of the year	$1,169	$6,493

Supplemental disclosure of cash flow activities
Cash paid for interest	$118	$182
Cash paid for income taxes	$5	$8

Supplemental disclosure of non-cash activities
Deemed dividend in connection with warrant inducement	$226	$—
Share issuance for common stock contribution to 401(k) plan	$236	$238
Transfer of inventory to property and equipment	$77	$199
Initial recognition of operating lease liabilities and right of use assets	$153	$180

See accompanying notes to consolidated financial statements

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1. Organization

Description of Business

Ekso Bionics Holdings, Inc. (the “Company”) designs, develops, and markets exoskeleton and complementary products that augment human strength, endurance and mobility. The primary end market for our exoskeleton technology is healthcare, where our technology primarily serves people with physical disabilities or impairments in both physical rehabilitation and mobility. The Company has marketed devices that (i) enable individuals with neurological conditions affecting gait, including acquired brain injury ("ABI") and multiple sclerosis ("MS"), and spinal cord injury ("SCI") to rehabilitate and to stand and walk in neurorehabilitation settings and, for patients with a SCI, for home and community use, (ii) assist individuals with a broad range of upper extremity impairments, and (iii) allow industrial workers to perform difficult repetitive work for extended periods. Founded in 2005, the Company is headquartered in the San Francisco Bay Area and listed on the Nasdaq Capital Market under the symbol “EKSO”.

Unless otherwise indicated, all dollar and share amounts included in these notes to the consolidated financial statements are in thousands.

All common stock share and per share amounts have been adjusted to reflect the one-for-fifteen reverse stock split effected on June 2, 2025. See Note 11. Capitalization and Equity Structure – Reverse Stock Split for additional information.

Liquidity and Going Concern

As of December 31, 2025, the Company had an accumulated deficit of $262,396. The Company has incurred significant operating losses and negative cash flows from operations since inception. During the year ended December 31, 2025, the Company used $11,801 of cash in its operations. Cash on hand as of  December 31, 2025 was $1,169.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. Management intends to raise funds through one or more financings in the near term in order to meet our cash requirements for the next 12 months. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. As part of the financing strategy, management is simultaneously pursuing strategic partnerships, delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocusing sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements. Management currently estimates that the Company's cash on hand as of December 31, 2025, in addition to the net proceeds from the Private Placement (as defined below), will fund its operations until the end of the second quarter of 2026.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, intangible and tangible assets acquired and liabilities assumed in business combinations, revenue recognition, deferred revenue, the provision for credit losses on accounts receivable, the valuation of warrants, employee equity awards, and phantom performance-based restricted stock units, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. Actual results could differ from those estimates.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Accumulated Other Comprehensive (Loss) Income

The Company's accumulated other comprehensive (loss) income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. The change in accumulated other comprehensive (loss) income presented on the consolidated balance sheets as of  December 31, 2025 and 2024, is reflected in the table below net of tax:

Accumulated Other
Comprehensive
Income
Balance as of December 31, 2023	$156
Net unrealized gain on foreign currency translation	801
Balance as of December 31, 2024	957
Net unrealized loss on foreign currency translation	(1,649)
Balance as of December 31, 2025	$(692)

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

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable. Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S., Europe, and Asia. Invoices are aged based on contractual terms with the customer.

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

The Company had one customer with an accounts receivable balance totaling 10% or more of the Company's total accounts receivable as of December 31, 2025 (29%), as compared with two customers as of December 31, 2024 (17% and 17%).

The Company had two customers with sales of 10% or more of the Company’s total revenue for the year ended  December 31, 2025 (16% and 10%), as compared with one customer for the year ended  December 31, 2024 (17%).

Accounts Receivable and Allowance for Credit Losses

The Company carries accounts receivable at invoiced amounts less an allowance (or "provision") for credit losses. The Company reviews accounts receivables for collectability and determines an allowance for potential credit losses. The allowance for credit losses on accounts receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on historical bad debt expense, the aging of the accounts, known troubled accounts, customer payment history, and other currently available evidence. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 120 days. Accounts receivables are charged off after all reasonable means to collect the full amount, including litigation where appropriate, have been exhausted. The Company has not experienced material losses related to accounts receivable during the years ended  December 31, 2025 and 2024. The Company's accounts receivable balances, net of allowances, as of December 31, 2025, 2024, and 2023 were $7,308, $7,238 and $5,645, respectively.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Inventories consisted of the following:

	December 31,
	2025	2024
Raw materials	$3,593	$3,551
Work in progress	102	177
Finished goods	1,127	843
Inventories	$4,822	$4,571

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

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from the Company’s use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s property and equipment were impaired as of December 31, 2025 and 2024. No impairment loss has been recognized in the years ended December 31, 2025 and 2024.

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. The Company performs an annual impairment assessment, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. Such indicators include, but not limited to, material departures from projected sales volume, deteriorating gross margins, and uncertainties regarding continued commercialization as a result of changing business strategies.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Intangible Assets

Other intangible assets include developed technology, acquired intellectual property, and customer relationships, in the case of finite-lived intangibles, and trade names in the case of indefinite-lived intangibles. Finite-lived intangibles are amortized over their estimated useful lives and are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, or as deemed necessary if potential indicators of impairment exist. Such indicators include, but not limited to, material departures from projected sales volume, deteriorating gross margins, and uncertainties regarding continued commercialization as a result of changing business strategies.

Warrant Valuation

The Company generally accounts for warrants issued in connection with equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that it may need to settle the warrants in cash.

Where there is a possibility that the Company may have to settle warrants in cash, it estimates the fair value of the issued warrants as a liability at each reporting date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option-pricing model (the “Black-Scholes Model”) and the Binomial Lattice model (the "Lattice Model"). The Black-Scholes Model requires inputs, such as the expected volatility, expected term, exercise price, risk-free interest rate, and the value of the underlying security. The Lattice Model provides for assumptions regarding expected volatility, expected term, exercise price, risk-free interest rates, the value of the underlying security, and the probability of and likely timing of a specific event within the period to maturity. These values are subject to a significant degree of the Company's judgment. In addition to the aforementioned inputs, the Company’s common stock price represents a significant input that affects the valuation of the warrants.

Phantom Performance-based Restricted Stock Valuation

On  November 5, 2025, the Company issued phantom performance-based restricted stock units ("Phantom PSUs") to its executive officers in order to assist in retention, drive stockholder growth, and achieve the Company's strategic goals. Each award of the Phantom PSUs is scheduled to vest upon achievement of each of the following two performance requirements within the five-year period following the date of grant, in each case subject to the applicable executive officers' continued employment through the applicable date of achievement: (i) the occurrence of a change in control, and (ii) achievement of a stock price of at least $7.50.

As of both the grant date and December 31, 2025, the Company determined that the change in control condition, or triggering event, of the Phantom PSUs was not probable. If the change in control condition is deemed to be probable as of a future reporting date, the Company would account for the Phantom PSUs as a liability due to their settlement in cash, based on the estimated fair value measured at each reporting date, in accordance with ASC 718, Compensation—Stock Compensation. Subsequently, the Company would record changes in the estimated fair value as a component of operating expenses in the consolidated statements of operations and comprehensive loss. As long as the Company considers the change in control condition to be probable as of the reporting date, the Phantom PSUs will be remeasured at fair value until settlement, which are to be settled in cash only.

The fair values of these Phantom PSUs will be determined using the Monte Carlo simulation model. The Monte Carlo simulation model requires inputs, such as the expected volatility, expected term, risk-free interest rate, and the value of the underlying security. The Monte Carlo simulation model provides for assumptions regarding expected volatility, expected term, risk-free interest rates, the value of the underlying security, and the probability of and likely timing of a specific event within the expected term. These values are subject to a significant degree of the Company's judgment. The Company’s common stock price represents a significant input that affects the valuation of the Phantom PSUs. Changes in these assumptions could have potential material impacts on the estimated fair value of the Phantom PSU liabilities.

When the triggering events are determined to be probable, the fair values, representing the expected cash settlement of the Phantom PSUs, will be included as a component of operating expenses, under the captions "General and administrative" and "Research and development," in the consolidated statement of operations and comprehensive loss, and the corresponding liability will be included as a component of Accrued liabilities in the consolidated balance sheets.

Going Concern

The Company assesses its ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Refer to Note 1. Organization – Liquidity and Going Concern for additional information regarding the Company's assessment of its ability to continue as a going concern.

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

The Company generally does not grant a right of return for its products. The Company exercised judgement to determine that a product return reserve was not required as of December 31, 2025 and 2024, as historical returns activity have not been material and the Company's expectations and estimates regarding future returns have not changed.

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

Stock-based Compensation

The Company measures stock-based compensation expense for restricted stock units (“RSUs”) and performance stock units ("PSUs") made to employees and directors based on the Company’s closing stock price on the date of grant and recognizes the value on a straight-line basis over the requisite service periods of the awards. The Company's Phantom PSUs are discussed in the Phantom Performance-based Restricted Stock Valuation above in this Note 2.

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

We received ERCs of $523 in August 2025, of which $454 was recorded as an offset to the related employee payroll expenses as a component of operating expenses, under the captions "Sales and marketing," "Research and development," and "General and administrative," and $69 was recorded under the caption "Interest expense, net" in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025. These credits, due to the uncertainty of eventual receipt following claims made, were not recognized until receipt. There can be no assurance that the Company's ERCs received may not be examined by the Internal Revenue Service, and if examined, possibly challenged as to a portion or all of the benefit received, which if required to be returned, would have an adverse impact on the Company's liquidity.

Accounting Pronouncements Adopted in 2025

For the year ended December 31, 2025, the Company adopted Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements and related consolidated disclosures. Refer to Note 14. Income Taxes for additional information regarding the adoption of ASU 2023-09.

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently in the process of evaluating the impact of this pronouncement on its related consolidated financial statements and disclosures and does not expect to early adopt.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied prospectively. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements and related consolidated disclosures.

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

	Years ended December 31,
	2025	2024
Numerator:
Net loss applicable to common stockholders	$(11,695)	$(11,330)
Adjustment for deemed dividend (*)	(226)	-
Adjusted net loss used for basic and diluted calculation	$(11,921)	$(11,330)

Denominator:
Weighted-average number of common shares, basic and diluted	2,426	1,344

Net loss per common share:
Basic and diluted	$(4.91)	$(8.43)

(*) Deemed dividend represents the Company's incremental fair value of the Inducement Warrant over the gross proceeds received, which reduces income available to common stockholders used for the basic and diluted net loss per common share calculation. Refer to Note 12. Capitalization and Equity Structure — Warrants for additional information regarding the Inducement Warrant.

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive as of the end of each period presented:

	Years ended December 31,
	2025	2024
Options to purchase common stock	11	12
Restricted stock units	86	68
B. Riley Promissory Note conversion option	488	—
Warrants for common stock	807	866
Total common stock equivalents	1,392	947

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
December 31, 2025
Liabilities
Warrant liabilities	$—	$—	$—	$—

December 31, 2024
Liabilities
Warrant liabilities	$1	$—	$—	$1

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the years ended December 31, 2025 and 2024, which were measured at fair value on a recurring basis:

Warrant
Liability
Balance as of December 31, 2023	$366
Gain on revaluation of warrants issued in 2021, June 2020, December 2019, and May 2019 equity financings	(474)
Loss on modification of warrant	109
Balance as of December 31, 2024	$1
Gain on revaluation of warrants issued in 2021, June 2020, December 2019, and May 2019 equity financings	(1)
Balance as of December 31, 2025	—

Refer to Note 2. Summary of Significant Accounting Policies and Estimates – Phantom Performance-based Restricted Stock Valuation for additional information regarding the valuation of Phantom PSUs, and Note 12. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

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

Deferred revenue consisted of the following:

	December 31, 2025	December 31, 2024
Deferred extended maintenance and support	$2,907	$3,669
Deferred device and advances	234	207
Total deferred revenues	3,141	3,876
Less current portion	(1,727)	(1,956)
Deferred revenues, non-current	$1,414	$1,920

Deferred revenue activity consisted of the following for the years ended  December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Beginning balance	$3,876	$4,162
Deferral of revenue	1,746	3,331
Recognition of deferred revenue	(2,481)	(3,617)
Ending balance	$3,141	$3,876

The Company expects to recognize approximately $1,727 of the deferred revenue during 2026, $833 in 2027, and $581 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $554 expected to be recognized across 2026 and 2027, which includes customer orders received but not fulfilled and other ancillary products and services of $322, and contracts for subscription units of $232.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2025:

Total
Device revenue	$9,241
Service and support	2,918
Subscriptions	358
Parts and other	282
$12,799

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2024:

Total
Device revenue	$13,323
Service and support	3,121
Subscriptions	527
Parts and other	954
$17,925

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa region ("EMEA"), and (3) Asia Pacific region ("APAC"). Individual countries with revenue greater than 10% of total revenue for the year ended December 31, 2025 and 2024 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Years ended December 31,
	2025	2024
United States	$7,430	$9,712
Other	72	421
Americas	7,502	10,133
France	1,430	3,006
Other	2,362	2,936
EMEA	3,792	5,942
APAC	1,505	1,850
	$12,799	$17,925

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated	December 31,
	Life (Years)	2025	2024
Company-owned device fleet	1-5	$2,606	$2,572
Molds and other tools	5-10	1,500	1,424
Machinery and equipment	3-7	437	380
Leasehold improvement	Lease term	194	194
Software	3-5	191	234
Furniture and office equipment	3-7	114	114
		5,042	4,918
Accumulated depreciation and amortization		(3,754)	(3,341)
Property and equipment, net		$1,288	$1,577

Depreciation expense of Property and equipment, net totaled $563 and $658 for the years ended December 31, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2025	2024
Salaries, benefits and related expenses	$1,198	$1,684
Device warranty	363	474
Other	218	194
Total	$1,779	$2,352

Warranty

Sales of devices generally include an initial warranty for parts and services for one year in the Americas, two years in the EMEA, and one to three years in the APAC. Warranty costs are reflected in the consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the years ended December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Balance at beginning of the period	$655	$566
Additions for estimated future expense	468	730
Incurred costs	(671)	(641)
Balance at end of the period	$452	$655

Current portion	$363	$474
Long-term portion	89	181
Total	$452	$655

8. Goodwill and Intangible Assets

On December 5, 2022, the Company acquired the Human Motion Control ("HMC") business unit from Parker Hannifin Corporation ("Parker") (together, the "HMC Acquisition"). The assets acquired from the business unit included intellectual property rights associated with the Ekso Indego Personal, Ekso Indego Therapy, Nomad, and future potential products in the orthotics and prosthetics space.

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

The Company determined no impairment existed for goodwill for the years ended December 31, 2025 and 2024.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Intangible Assets

The following table summarizes the components of gross intangible assets, accumulated amortization, and net carrying values for definite- and indefinite-lived intangible asset balances as of December 31, 2025 and 2024.

	December 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	$2,310	$(887)	—	$1,423	$2,310	$(598)	$—	$1,712
Trade name	2,310	N/A	(570)	1,740	2,310	N/A	—	2,310
Intellectual property	460	(29)	(180)	251	460	(6)	—	454
Customer relationships	140	(54)	—	86	140	(36)	—	104
Total intangible assets	$5,220	$(970)	$(750)	$3,500	$5,220	$(640)	$—	$4,580

Definite-lived intangible assets are amortized over their estimated lives using the straight-line method, which is estimated as eight years for developed technology, 12 years for intellectual property, and eight years for customer relationships. The acquired trade name was estimated to have an indefinite life, and consequently, no amortization expense was recorded.

In the fourth quarter of 2025, the Company completed its annual quantitative impairment analysis for its indefinite-lived trade name and finite-lived intangible assets. The quantitative impairment analysis for the Company's trade name asset consists of a comparison of the fair value of the asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of the trade name asset using the relief-from-royalty method, a form of the income approach, which the Company believes is an appropriate and widely used valuation method of such assets in nature. The trade name asset represents the Company's identity and brand recognition associated with the products acquired in the HMC Acquisition. The valuation method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the asset class. Significant estimates in valuing the Company's trade name asset include, but are not limited to, the amount and timing of projected future cash flows based on expected future growth rates and margins, discount rate used to determine the present value of these cash flows, and royalty rate for similar brand licenses. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use. Based on the impairment test completed, the Company concluded that the carrying value of the trade name asset exceeded its estimated fair value due to downward revisions to the Company's short-term and long-term revenue forecasts, and as a result, recognized a $570 impairment loss for its trade name asset in the period, which reduced the asset balance to $1,740 as of December 31, 2025. The impairment loss is included as a component of operating expenses, under the caption "Sales and marketing," in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

Based on the impairment tests completed in the fourth quarter of 2025 for the Company's finite-lived intangible assets, including its developed technology assets, the Company concluded that the estimated fair value of such assets exceeded its carrying value, and as a result, no impairment loss was recognized in the period.

The Company had a Knee License Agreement with Vanderbilt University ("Vanderbilt") to maintain exclusive rights to patents on the Company's behalf (the "License Agreement"). On April 16, 2025, the Company executed a Termination Agreement with Vanderbilt of the License Agreement (the "Termination Agreement"). Per the Termination Agreement, the Company is no longer required to pay 3.75% of net sales for its Swing-Assist Microprocessor-Controlled Knee ("SA-MPK") licensed patent products and a minimum annual royalty of $75 due on or before July 31, 2028 and $100 per year thereafter until February 15, 2041. Under the Termination Agreement, should, to the extent Vanderbilt successfully licenses the rights of the SA-MPK technology to a third-party, Vanderbilt will pay the Company 50% of Vanderbilt's share of any net revenues attributable to the rights received from such future license agreement until $100 has been paid to the Company. As a result of the overall uncertainty of the future revenues, the Company performed an impairment assessment of the intangible asset as of March 31, 2025. In estimating the fair value of the asset, the Company utilized the undiscounted cash flow model, dependent on the primary assumption of forecasted revenues from the quoted market price of the Termination Agreement, which led to a $180 impairment loss recognized for the asset in the period, and reduced the asset balance to $0. The impairment loss is included as a component of operating expenses, under the caption "General and administrative," in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

The Company determined no impairment existed for its definite- and indefinite-lived intangible assets for the year ended December 31, 2024.

The estimated future amortization expenses related to definite-lived intangible assets as of December 31, 2025 were as follows:

Fiscal Year	Amount
2026	$330
2027	330
2028	330
2029	330
2030	307
Thereafter	133
Total	$1,760

Amortization expense related to the acquired definite-lived intangible assets was $330 and $312 for the years ended December 31, 2025 and 2024, respectively, and was included as a component of operating expenses and cost of revenue in the consolidated statement of operations and comprehensive loss.

9. Notes Payable, net

B. Riley Promissory Note

On September 12, 2025, the Company entered into a Secured Promissory Note and Security Agreement (the “B. Riley Promissory Note”) with B. Riley Commercial Capital, LLC ("B. Riley") as lender. The B. Riley Promissory Note provides for a secured term loan in an aggregate principal amount of up to $2,000. The Company used the net proceeds from the B. Riley Promissory Note for working capital for operations and other general corporate purposes. The loan matures on the earlier of the receipt of at least $2,400 in net proceeds from the sale of the equity interests of the Company from new equity investors (a “Qualified Financing”) or September 14, 2026 (the “Maturity Date”). Borrowings under the B. Riley Promissory Note bear interest at the rate of 10% per annum, which shall be payable in full on the Maturity Date. On the Maturity Date, the Company shall pay to B. Riley an exit fee in the amount of 10% of the original principal amount of the loan, which shall in the aggregate be $200 (the “Exit Fee”). The Company may prepay the obligations under the B. Riley Promissory Note at any time in whole or in part. In connection with such prepayment, the Company must pay all accrued but unpaid interest on such portion of the principal prepaid, all interest that would have accrued through the Maturity Date on such principal amount prepaid and the portion of the Exit Fee applicable to such principal amount prepaid. B. Riley may elect to convert the obligations under the B. Riley Promissory Note, including the principal, interest, and Exit Fee, into equity securities of the Company in connection with a Qualified Financing at the purchase price per share paid by the lead investor thereunder.

The obligations under the B. Riley Promissory Note are required to be guaranteed by Ekso Bionics, Inc., a Delaware corporation and subsidiary of the Company (the "Subsidiary"), and secured by substantially all of the personal property of the Company and the Subsidiary. The B. Riley Promissory Note also contains customary affirmative and negative covenants, including negative covenants limiting the ability of the Company and the Subsidiary to, among other things, incur debt, grant liens, dispose of assets, and make certain restricted payments, in each case, subject to limitations and exceptions set forth in the B. Riley Promissory Note. As of December 31, 2025, the Company was compliant with all covenants.

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

The Company recorded the B. Riley Promissory Note of $2,000 in its consolidated balance sheets under the caption Convertible promissory note, net.

The Company recognized $76 in debt issuance costs, which were recorded as a discount to the Convertible promissory note.

The following table presents the principal amount, debt discount, and carrying value of the Company's B. Riley Promissory Note as of December 31, 2025, which were classified as current:

December 31, 2025
Principal	$2,000
Less: unamortized debt premium and Exit Fee	8
Net carrying amount	$2,008

The effective interest rate for the period from the date of issuance through December 31, 2025 was 23.4%. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan. Since the Exit Fee is mandatory, it was included in the cash flows used to apply the effective interest method and will result in an additional liability of $200 upon loan repayment. The following table sets forth the total interest expense recognized for the year ended December 31, 2025:

Year Ended
December 31, 2025
Contractual interest expense	$60
Accretion of debt discount and Exit Fee	83
Total interest expense	$143

As of December 31, 2025, the B. Riley Promissory Note had accrued interest of $60.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 7.21% and 8.55% for the years ended December 31, 2025 and 2024, respectively. The debt issuance costs and debt discounts were amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the BoC Term Loan totaled $108 and $171 for the years ended December 31, 2025 and 2024, respectively.

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

The Company recorded the Parker Hannifin Promissory Note of $4,055 in its consolidated balance sheets under the captions Notes payable, current and Notes payable, net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's BoC Term Loan and other relevant economic factors present at the execution date of the Parker Hannifin Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 7.93% and 7.79% for the years ended December 31, 2025 and 2024, respectively. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Parker Hannifin Promissory Note was $190 and $271 for the years ended December 31, 2025 and 2024, respectively.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following table presents scheduled principal payments of the Parker Hannifin Promissory Note as of December 31, 2025:

Period	Amount
2026	$1,250
2027	937
Total principal payments	2,187
Less debt discount	(139)
Note payable, net	$2,048

Current portion	1,250
Long-term portion	798
Note payable, net	$2,048

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

The Company's operating lease agreement for its service facility in Brecksville, Ohio (the "Ohio Lease") commenced in June 2024 and expires in July 2027, and it provides the Company with the option to renew for an additional three-year period at the prevailing market rate at the time of extension. In July 2024, the Company relocated from its Macedonia, Ohio facility to the new Brecksville, Ohio facility.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The Company’s future lease payments as of December 31, 2025, which are presented as Lease liabilities, current and Lease liabilities on the Company’s consolidated balance sheets, are as follows:

Operating
Period	Leases
2026	$467
2027	78
2028	37
2029	37
2030	11
Total lease payments	630
Less: imputed interest	(42)
Present value of lease liabilities	$588

Lease liabilities, current	$441
Lease liabilities	147
Total lease liabilities	$588

Weighted-average remaining term (in years)	1.8
Weighted-average discount rate	8.3%

Lease expense under the Company’s operating leases was $611 and $588, for the years ended December 31, 2025 and 2024, respectively.

11. Employee Benefit Plan

The Company administers a 401(k) retirement plan (the "401(k) Plan"), in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(k) Plan. The Company made matching contributions in the form of shares of the Company's common stock to the 401(k) Plan in an amount equal to 50% of employee contributions (up to the statutory limit), subsequent to year-end. During the years ended December 31, 2025 and 2024, the Company issued 37 and 11 shares of common stock with a fair value of $236 and $237, respectively, to eligible employees’ deferral accounts for the 401(k) Plan matching contribution, representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the years ended December 31, 2025 and 2024. The expense for the 401(k) Plan share matching was $151 and $257 for the years ended December 31, 2025 and 2024, respectively.

12. Capitalization and Equity Structure

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

Summary

The Company’s authorized capital stock as of  December 31, 2025 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. As of December 31, 2025 and 2024, there were 3,559 and 1,480 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

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

October 2025 Offering

On October 30, 2025, the Company issued and sold an aggregate of 769 shares of its common stock in a registered direct offering (the “October 2025 Offering”) at an offering price of $4.81 per share. The Company received net proceeds of approximately $3,231 in the October 2025 Offering, after deducting the placement agent fees and offering expenses paid by the Company. The Company used the net proceeds from the October 2025 Offering for general corporate purposes, which included research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting its other working capital needs.

On October 30, 2025, in connection with the October 2025 Offering, the Company issued to Lake Street Capital Markets, LLC a warrant (the “October 2025 Placement Agent Warrant”) to purchase up to 15 shares of the Company's common stock, at an exercise price equal to $4.81 per share.

March 2025 Inducement Warrant Transaction

On March 17, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing holder (the “Investor”) of one of the Company’s Series A common stock purchase warrants and one of the Company's Series B common stock purchase warrants (collectively, the “Existing Investor Warrants”) that the Company issued as part of the September 2024 Offering (as defined below), pursuant to which, among other things, the Investor exercised for cash its Existing Investor Warrants to purchase an aggregate of 653 shares (the “Existing Investor Warrant Shares”) of common stock at a reduced exercise price of $6.36 per share (the “Inducement Exercise”). In consideration for exercising the Existing Investor Warrants, the Company issued to the Investor a new common stock purchase warrant to purchase up to an aggregate of 700 shares of common stock (such warrant, the “Inducement Warrant” and such shares of common stock issuable upon exercise thereof, the “Inducement Warrant Shares”) (collectively, the "March 2025 Inducement Warrant"). The Inducement Warrant became exercisable on May 16, 2025, the date the Company received approval from the Company’s stockholders (the “Stockholder Approval Date”) in accordance with the applicable rules and regulations of The Nasdaq Capital Market, and may be exercised following such date through May 16, 2030, at an exercise price of $6.36 per share. The Company received net proceeds of approximately $3,853 from the March 2025 Inducement Warrant, after deducting the transaction expenses paid by the Company. The Company used the net proceeds from the March 2025 Inducement Warrant for general corporate purposes, which included growth and expansion of the Company's Personal Health products as the Company worked to increase its revenue following the establishment of Medicare CMS reimbursement of the Ekso Indego Personal device, research and development activities, selling, general and administrative costs, pursuing strategic initiatives, and meeting its other working capital needs.

September 2024 Offering

On August 29, 2024, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC as underwriter (the "Underwriter") pursuant to which the Company issued and sold, in a firm commitment underwritten public offering (the "September 2024 Offering"), 207 shares of common stock, a Pre-Funded Warrant to purchase 193 shares of common stock (the "Pre-Funded Warrant"), Series A Warrants to purchase an aggregate of 400 shares of common stock (the "Series A Warrants"), and Series B Warrants to purchase an aggregate of 400 shares of common stock (the "Series B Warrants"). The September 2024 Offering closed on September 3, 2024. The Company received net proceeds of approximately $5,003 in the September 2024 Offering, after deducting the underwriting discount and commissions and offering expenses paid by the Company.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5,000 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. During the year ended December 31, 2025, the Company sold 238 shares of common stock under the ATM Agreement at an average price of $4.34, for aggregate proceeds of $867, net of commission and issuance costs. On October 28, 2025, the Company terminated the ATM Prospectus. As a result, the Company expensed deferred issuance costs of $125 related to the ATM Agreement during the year ended December 31, 2025. During the year ended December 31, 2024, the Company sold 7 shares of common stock under the ATM Agreement at an average price of $21.41, for aggregate proceeds of $85, net of commission and issuance costs.

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

Warrants

Warrants outstanding as of December 31, 2025 and 2024 were as follows:

	Exercise	Remaining term
Source	Price	(Years)	December 31, 2024	Issued	Expired	Exercised	December 31, 2025
Oct 2025 Placement Agent Warrant	$4.81	4.8	—	15	—	—	15
Inducement Warrant *	$6.36	4.2	—	700	—	—	700
Pre-Funded Warrant	$—	—	171	—	—	(171)	—
Series A Warrants	$15.00	3.7	400	—	—	(327)	73
Series B Warrants	$15.00	—	400	—	(73)	(327)	—
2021 Warrants	$192.19	0.1	18	—	—	—	18
June 2020 Investor Warrants	$77.70	—	9	—	(9)	—	—
June 2020 Placement Agent Warrants	$84.65	—	3	—	(3)	—	—
December 2019 Warrants	$121.50	—	37	—	(37)	—	—
			1,038	715	(122)	(825)	806

(*) The Inducement Warrant became exercisable upon the Stockholder Approval Date and may be exercised following such date through May 16, 2030.

825 warrants were exercised during the year ended  December 31, 2025, compared to 22 warrants exercised during the same period of 2024. The weighted average exercise price of the warrants outstanding as of December 31, 2025 was $11.31.

October 2025 Warrants

In October 2025, the Company issued the  October 2025 Placement Agent Warrant, exercisable for up to 15 shares of the Company’s common stock at an exercise price of $4.81 per share. The October 2025 Placement Agent Warrant was exercisable immediately and expire on October 30, 2030.

The October 2025 Placement Agent Warrant may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of common stock determined according to the formula set forth in the October 2025 Placement Agent Warrant. However, a holder will not be entitled to exercise any portion of the October 2025 Placement Agent Warrant if the holder's ownership of the Company's common stock would exceed 4.99% (the "Beneficial Ownership Limitation"). The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

In the event the Company enters into a Fundamental Transaction, as defined in the October 2025 Placement Agent Warrant, the holder of the October 2025 Placement Agent Warrant will be entitled to receive, upon exercise of these warrants, the kind of amounts of securities, cash, or other property that the holder would have received had they exercised these warrants immediately prior to such Fundamental Transaction without regard to the Beneficial Ownership Limitation contained in the October 2025 Placement Agent Warrant.

The October 2025 Placement Agent Warrant is classified as a component of stockholders’ equity within additional paid-in capital and was recorded at the October 2025 Offering issuance date. The October 2025 Placement Agent Warrant is equity classified because it (i) is a freestanding financial instrument that is legally detachable and separately exercisable from the equity instruments, (ii) is immediately exercisable, (iii) does not embody an obligation for the Company to repurchase its shares, (iv) permits the holder to receive a fixed number of shares of common stock upon exercise, (v) is indexed to the Company’s common stock, and (vi) meets the equity classification criteria. In addition, such October 2025 Placement Agent Warrant does not provide any guarantee of value or return.

March 2025 Inducement Warrant

In March 2025, the Company issued the Inducement Warrant to purchase up to an aggregate of 700 shares of common stock at an exercise price of $6.36 per share. The Inducement Warrant became exercisable upon the Stockholder Approval Date and may be exercised following such date through May 16, 2030.

The Inducement Warrant may be exercised, at the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Inducement Warrant. However, a holder will not be entitled to exercise any portion of the Inducement Warrant if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

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

September 2024 Warrants

In September 2024, the Company issued the Pre-Funded Warrant to purchase 193 shares of common stock, with an exercise price of $0.001 per share, for $2,897 in aggregate cash proceeds, which represents the September 2024 Offering price for the Company's common stock of $15.00, less the per share exercise price. The Pre-Funded Warrant was fully exercised as of March 31, 2025.

In September 2024, the Company issued the Series A Warrants, which were exercisable for an aggregate of up to 400 shares of the Company’s common stock at an exercise price of $15.00 per share. The Series A Warrants were exercisable immediately and expire on September 4, 2029.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

In the event the Company enters into a Fundamental Transaction, as defined in the Series A Warrant, the holders of the Series A Warrants will be entitled to receive, upon exercise of these warrants, the kind of amounts of securities, cash, or other property that the holders would have received had they exercised these warrants immediately prior to such Fundamental Transaction without regard to the Beneficial Ownership Limitation contained in the Series A Warrant. In addition, upon a Fundamental Transaction, subject to certain limitations and exceptions, the holder of the Series A Warrant may put the warrant back to the Company for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Series A Warrant, however, if such Fundamental Transaction is not considered within control of the Company, and not approved by the Company's Board of Directors, then the holder of the Series A Warrant would not be able to put the Series A Warrant back to the Company for cash.

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

The warrant liability related to the 2021 Warrants is measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the 2021 Warrants:

	December 31, 2025	December 31, 2024
Current share price	$8.64	$9.15
Conversion price	$192.19	$192.19
Risk-free interest rate	3.73%	3.94%
Expected term (years)	0.11	1.11
Volatility of stock	211.0%	106.7%

June 2020 Investor Warrants

In June 2020, the Company issued warrants (the "June 2020 Investor Warrants"), exercisable for up to 58 shares of the Company’s common stock at an exercise price of $77.70 per share. The June 2020 Investor Warrants were immediately exercisable and expired on December 10, 2025.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The warrant liability related to the June 2020 Investor Warrants was measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Investor Warrants:

	December 31, 2025	December 31, 2024
Current share price	N/A	$9.15
Conversion price	N/A	$77.70
Risk-free interest rate	N/A	4.03%
Expected term (years)	N/A	0.94
Volatility of stock	N/A	89.7%

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

The warrant liability related to the June 2020 Placement Agent Warrants was measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the June 2020 Placement Agent Warrants:

	December 31, 2025	December 31, 2024
Current share price	N/A	$9.15
Conversion price	N/A	$84.65
Risk-free interest rate	N/A	4.47%
Expected term (years)	N/A	0.44
Volatility of stock	N/A	89.7%

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The warrant liability related to the December 2019 Warrants was measured at fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes Model to measure the fair value of the December 2019 Warrants:

	December 31, 2025	December 31, 2024
Current share price	N/A	$9.15
Conversion price	N/A	$121.50
Risk-free interest rate	N/A	4.43%
Expected term (years)	N/A	0.46
Volatility of stock	N/A	89.3%

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

13. Stock-based Compensation

2014 Equity Incentive Plan

In 2014, the Board of Directors and a majority of the stockholders adopted the Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which expired on January 31, 2024. Following such expiration and prior to the 2024 Annual Meeting of Stockholders (the "Annual Meeting"), no grants were made under the 2014 Plan. On June 6, 2024, the Company held its Annual Meeting, whereby the Board of Directors and a majority of the stockholders adopted, amended, and restated the 2014 Plan (the "Restated 2014 Plan") to extend the term of the 2014 Plan until April 15, 2034, and to increase the total number of shares of common stock authorized for issuance by 67 shares relative to the amount available for issuance at the time the 2014 Plan expired. As of December 31, 2025, the total number of shares authorized for grant under the Restated 2014 Plan is shown in the table below:

Original share pool	9
2015 increase	7
2017 increase	4
December 2017 increase (ratified in June 2018)	20
2019 increase	16
March 2020 increase	22
December 2020 increase	53
2022 increase	37
2023 increase	80
2024 increase	67
2025 increase	153
Total shares authorized for grant as of December 31, 2025	468

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

Shares available for future grant as of December 31, 2025 under the Restated 2014 Plan was as follows:

Shares Available
For Grant
Available as of December 31, 2024	47
Share pool increase	153
Granted	(207)
Forfeited	6
Expired	1
Available as of December 31, 2025	—

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

Combined RSU and PSU activity for the year ended December 31, 2025 is summarized below:

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2024	68	$18.27
Granted	207	$5.36
Vested	(183)	$9.13
Forfeited	(6)	$9.88
Unvested as of December 31, 2025	86	$7.22

The total grant-date fair value of RSUs and PSUs that vested during the year ended December 31, 2025 was $1,002. As of December 31, 2025, $286 of total unrecognized compensation expense related to unvested RSUs and PSUs was expected to be recognized over a weighted average period of 1.07 years.

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

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

A summary of the stock option activity during the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at beginning of year	12	$471.74
Forfeited	—	$—
Expired	(1)	$1,796.39
Outstanding at end of year	11	$344.11	2.46	$—
Vested and expected to vest	11	$344.11	2.46	$—
Exercisable at year end	11	$344.00	2.46	$—

No stock options were exercised during the years ended December 31, 2025 and 2024.

As no stock options were granted during the years ended December 31, 2025 and 2024, there was no related weighted-average grant date fair value. The total grant date fair value of stock options vested during the years ended  December 31, 2025 and 2024 was $0.

As of December 31, 2025, total unrecognized compensation cost related to unvested stock options was $0.

The following table summarizes information about stock options outstanding as of December 31, 2025:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted		Weighted
Exercise	Number of	Contractual Life	Average	Number of	Average
Prices	Options	(Years)	Price	Options	Price
$85.50 - $85.50	3	4.04	85.50	3	85.50
$137.25 - $395.85	4	2.94	$250.36	4	$250.18
$402.75 - $812.25	3	2.32	$475.43	3	$475.67
$900.00 - $2,945.25	1	0.58	$1,100.94	1	$1,100.94
	11	2.86	$344.11	11	$344.00

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Compensation Expense

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of services provided. Stock-based compensation expense related to RSUs and PSUs was recorded as follows:

	Years Ended December 31,
	2025	2024
Sales and marketing	$76	$98
Research and development	47	220
General and administrative	1,351	1,055
	$1,474	$1,373

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, the Company has 2 shares of common stock reserved for issuance, subject to adjustment in the event of a stock split, stock dividend, combination, reclassification or similar event. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods. At the end of each offering period, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2025, the Company had not initiated employee enrollment to the plan.

14. Income Taxes

The domestic and foreign components of pre-tax loss for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
Domestic	$(11,400)	$(11,576)
Foreign	(295)	246
Loss before income taxes	$(11,695)	$(11,330)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2025 and 2024 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized. The Company’s non-U.S. tax obligation is primarily for business activities conducted through Germany and Singapore for which taxes were included in other expenses, net for the years ended December 31, 2025 and 2024, and determined to be immaterial, and accordingly, such amounts were excluded from the following tables.

For the year ended December 31, 2025, the Company adopted ASU 2023-09 prospectively. Refer to Note. 2 Summary of Significant Accounting Policies and Estimates — Accounting Pronouncements Adopted in 2025 for additional information regarding the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025, is as follows:

	Year Ended December 31,
	2025
U.S. federal statutory income tax rate	$(2,456)	21.0%
State tax, net of federal tax effect	—	—
Foreign tax effects:
Changes in valuation allowances (Germany)	553	(4.7)
Changes in valuation allowances (Other Foreign Jurisdictions)	(22)	0.2
Prior year true-ups (Germany)	(293)	2.5
Other	(47)	0.4
Change in valuation allowance	2,194	(18.8)
Imputed interest income	154	(1.3)
Unrealized gain	(394)	3.4
Stock-based compensation	427	(3.7)
Prior year true-ups	(157)	1.3
Other	41	(0.3)
Total tax expense (benefit)	$—	—%

Income tax expense (benefit) for the year ended December 31, 2024 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

Year Ended December 31,
2024
Federal tax at statutory rate	21.0%
State tax, net of federal tax effect	—
Research and development credit	(0.1)
Change in valuation allowance	(13.5)
Unrealized gain on warrant	0.7
Stock-based compensation	(4.7)
Other	(2.8)
Foreign	(0.6)
Total tax expense (benefit)	—%

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Depreciation and other	$297	$119
Net operating loss carryforwards	57,646	54,001
Research and development tax credits	2,210	2,210
Accruals and reserves	245	235
Capitalized research and development costs	1,360	1,817
Deferred revenue	431	400
Stock compensation expense	648	1,028
Lease assets	82	154
Other	41	48

Deferred tax liabilities:
Lease liabilities	(70)	(133)
Prepaid expenses	(45)	(54)
Less: Valuation allowance	(62,845)	(59,825)
Net deferred tax asset (liability)	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance was established and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $3,020 and $1,556 in the years ended December 31, 2025 and 2024, respectively.

The Tax Cuts and Jobs Act of 2017 ("TCJA") made a significant change to Section 174 that went into effect for taxable years beginning after December 31, 2021. The change eliminated the ability to currently deduct research and development costs. Instead, these costs must be capitalized and amortized. As a result, the Company capitalized research and development costs of $3.9 million for the year ended December 31, 2024. Following the enactment of the One Big Beautiful Bill Act (“OBBBA”), the mandatory capitalization requirements under Section 174 were repealed, restoring the ability to currently deduct research and development expenditures in the period incurred. Consequently, the Company did not capitalize any domestic research and development costs for the year ended December 31, 2025.

As of December 31, 2025, the Company had federal net operating loss carryforwards of $217,045. The federal net operating loss carryforwards of $120,792 generated before January 1, 2018 will begin to expire in 2027, and $96,253 will carryforward indefinitely but are subject to the 80% taxable income limitation. The Company also had federal research and development tax credit carryforwards of $2,353 that will expire beginning in 2031, if not utilized.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

As of December 31, 2025, the Company had state net operating loss carryforwards of $135,484, which will begin to expire in 2026. The Company also had state research and development tax credit carryforwards of $752, which have no expiration.

As of December 31, 2025, the Company had foreign net operating loss carryforwards of $13,328. The foreign net operating loss carryforwards do not expire.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025 and 2024, were as follows:

	Years Ended December 31,
	2025	2024
Beginning balances as of January 1, 2025 and 2024	$1,836	$1,894
(Decrease) of unrecognized tax benefits taken in prior years	(43)	(58)
Ending balances as of December 31, 2025 and 2024	$1,793	$1,836

If the Company is able to recognize these uncertain tax positions, the unrecognized tax benefits would not impact the effective tax rate if the Company applies a full valuation allowance against the deferred tax assets, as provided in the Company’s current policy.

The Company had not incurred any material tax interest or penalties as of December 31, 2025. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions, Germany, and Singapore. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years 2007 through 2025 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company’s 2020 to 2025 tax years will remain open for examination by the German tax authority for four years from the end of the year in which the applicable return was filed. The Company’s 2021 to 2025 tax years will remain open for examination by the Singapore tax authority for four years from the date of the applicable assessment.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $874 as of December 31, 2025, which are expected to be paid within one year, and $1,263 as of December 31, 2024. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $630 payable over the lease terms of the San Rafael Lease, the Ohio Lease and the Ratingen Lease as disclosed in Note 10. Lease Obligations.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Other Contractual Obligations

The following table summarizes the Company's outstanding contractual obligations as of December 31, 2025, and the effect those obligations are expected to have on its liquidity and cash flows in future periods:

	Payments Due By Period
		Less than
	Total	one year	1-3 Years	3-5 Years
B. Riley Promissory Note	$2,400	$2,400	$—	$—
Parker Hannifin Promissory Note	2,187	1,250	937	—
Facility operating leases	630	467	152	11
Total	$5,217	$4,117	$1,089	$11

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

17. Related Party Transactions

There were no related party transactions during the year ended December 31, 2025.

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

The total settlement amount was $325, which was paid in cash over 14 months, with an initial payment of $145 paid in the first 40 days and $15 per month for the remaining 12 months. The total settlement amount was fully paid in April 2024.

18. Subsequent Events

On January 12, 2026, the Company entered into an irrevocable standby letter of credit (the "letter of credit"), established by its primary operating bank, in favor of the Company's third-party contract manufacturer, as the beneficiary, in the aggregate amount of $250, effective January 12, 2026 and expiring on January 12, 2027, unless otherwise extended or terminated. The purpose of the letter of credit is to provide financial security to the third-party contract manufacturer for inventory procurement and manufacturing obligations. As the letter of credit requires the Company to maintain a corresponding cash deposit with its bank, as long as the letter of credit is still in effect, the full amount will be classified as Restricted cash in the Company's consolidated balance sheets beginning with the fiscal quarter ending March 31, 2026.

On January 22, 2026, the Company issued and sold (i) an aggregate of 6 shares of Series B Preferred Stock convertible into an aggregate of 712 shares of common stock issuable upon conversion of the Series B Preferred Stock at an initial conversion price of $8.22 per share and (ii) warrants, which are exercisable to purchase up to an aggregate of 356 shares of the Company's common stock at an exercise price of $8.22 per share of common stock (the "Private Placement"). The net proceeds of the Private Placement are expected to be approximately $5,265, after deducting placement agent fees and expenses and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes.

On February 15, 2026, the Company entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly owned subsidiary of APLD Intermediate (“Contributor”), each a wholly owned direct or indirect subsidiary of Applied Digital Corporation, a Nevada corporation, and Applied Digital Cloud Corporation, a Nevada corporation, which at the time of the Closing (as defined below), will be a wholly owned subsidiary of Contributor (“Cloud”), for purposes of consummating a business combination (the “Business Combination”), as a result of which (i) Cloud will become a wholly owned subsidiary of the Company, (ii) the Company will, immediately after the consummation of the Business Combination (the  “Closing”), continue as the parent of the combined company, and (iii) the Company will change its name to ChronoScale Corporation.

Subject to the satisfaction or waiver of the conditions set forth in the Contribution Agreement, Contributor will contribute all of its right, title and interest in and to 1.2 shares of the common stock of Cloud, constituting 100% of the issued and outstanding equity of Cloud, to the Company in exchange for 138,217 newly issued shares of the Company’s common stock.

As a result of and upon the consummation of the Business Combination, Contributor is expected to own approximately 97% of the combined company’s outstanding equity before giving effect to the other transactions contemplated by the Contribution Agreement.

The Closing is subject to certain customary mutual conditions, including, but not limited to, stockholder approval of the Business Combination as set forth in the Contribution Agreement and related proposals, which approval was obtained on February 20, 2026.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our management believes that based on such criteria, as of December 31, 2025, our internal control over financial reporting is effective.

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

ITEM 9B.  OTHER INFORMATION

On February 20, 2026, stockholders holding a majority of the voting power of the Company, acting via written consent, approved the following in connection with the Business Combination:

•	the Contribution Agreement and the Investor Rights Agreement, and the transactions contemplated thereby;
•	the Exchanged Shares Issuance, the issuance of the PIPE Securities and any other issuances of preferred stock, common stock and securities convertible into or exercisable for common stock pursuant to subscription, purchase or similar agreements that we may enter into prior to closing of the Business Combination, including, but not limited to, for purposes of complying with Nasdaq Listing Rule 5635;
•	the Second Restated Articles; and
•	ChronoScale’s 2026 Omnibus Equity Incentive.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

PART  III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the heading “Corporate Governance,” to be filed with the SEC within 120 days of  December 31, 2025.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2025.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the heading “Ownership of our Common Stock,” to be filed with the SEC within 120 days of December 31, 2025.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the heading “Certain Relationships and Related Party Transactions,” to be filed with the SEC within 120 days of December 31, 2025.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2026 Annual Meeting of Stockholders, under the headings “Audit Committee Report” and “Audit Fees and Services,” to be filed with the SEC within 120 days of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

3.3

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026)

3.4	Amendment No. 1 to the Amended and Restated Bylaws of Ekso Bionics Holdings, Inc.

4.1	Form of specimen certificate (incorporated by reference from Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 filed on June 23, 2015)

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

4.2

Subordinated Promissory Note between Ekso Bionics Holdings, Inc. and Parker Hannifin Corporation, dated as of December 5, 2022 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2022)

4.3*	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.4	Form of Series A Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed September 3, 2024)

4.5	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 17, 2025)

4.6	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026)

4.7	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2026)

10.1	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.2†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024)

10.3†	Amended and Restated 2014 Equity Incentive Plan Form of Phantom Performance-Based Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2025)

10.4†	Form of Director Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.5†	Form of Employee Option Agreement under 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.6†

Form of Restricted Stock Unit Award under Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024)

10.7†	2017 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement on Schedule 14 filed on April 28, 2017)

10.8†	Scott Davis Offer Letter dated February 22, 2021 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 21, 2022)

10.9†#	Jason Jones Offer Letter dated January 2, 2023 (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed March 3, 2025)

10.10†	Jerome Wong Officer Offer letter, dated October 26, 2022 (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.11

Exclusive License Agreement, dated as of November 15, 2005, by and between The Regents of the University of California and Berkeley ExoTech, Inc., d/b/a Berkeley ExoWorks (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on January 23, 2014)

10.12

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

10.13

License Agreement between Vanderbilt University and Parker Hannifin Corporation, dated as of October 15, 2012 (as amended by the first amendment dated as of June 15, 2014, the second amendment dated as of December 1, 2018, and the third amendment dated as of May 1, 2019) (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.14

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

10.16†	Form of Non-Employee Director Indemnification Agreement (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.17†	Form of Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2014)

10.18	Lease, dated July 15, 2022, between Don Tornberg and Ekso Bionics Inc. (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.19

Transitional Use Agreement, dated December 5, 2022, between Parker Hannifin Corporation and Ekso Bionics Holdings, Inc. (incorporated by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 28, 2023)

10.20	Warranty Lump Sum Agreement between Parker Hannifin Corporation and the Company dated September 25, 2023 (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed October 29, 2023)

10.21	Form of Inducement Agreement to Exercise Warrants (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 17, 2025)

10.22	Promissory Note and Security Agreement between Ekso Bionics Holdings, Inc. and B. Riley Commercial Capital, LLC, dated as of September 12, 2025 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2025)

10.23#	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2025)

10.24†	Change in Control and Severance Agreement, dated November 5, 2025, by and between the registrant and Scott G. Davis (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 7, 2025)

10.25†	Change in Control and Severance Agreement, dated November 5, 2025, by and between the registrant and Jerome Wong (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2025)

10.26†	Change in Control and Severance Agreement, dated November 5, 2025, by and between the registrant and Jason Jones (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2025)

10.27	Placement Agency Agreement, dated October 28, 2025, by and between the Company and the Placement Agent (incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 30, 2025)

10.28	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026)

10.29#	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026)

10.30#*	Contribution and Exchange Agreement, dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., APLD ChronoScale HoldCo LLC, APLD Intermediate HoldCo LLC, and Applied Digital Cloud Corporation

19.1	Ekso Bionics Holdings, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Registrations Annual Report on Form 10-K filed on March 3, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed March 4, 2024)

23.1*	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)

24.1	Power of attorney (included on signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1§	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Ekso Bionics Holdings, Inc. Compensation Recovery Policy (incorporated by reference from Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed March 4, 2024)

Ekso Bionics Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

101	Interactive Data Files of Financial Statements and Notes.
101.ins	Inline XBRL Instant Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
*	Filed herewith
§	Furnished herewith.
†	Management contract or compensatory plan or arrangement

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

	By:	/S/ Scott G. Davis
February 23, 2026		Scott G. Davis Chief Executive Officer

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

Signature	Title	Date

/S/ Scott G. Davis	Chief Executive Officer	February 23, 2026
Scott G. Davis	(Principal Executive Officer)

/S/ Jerome Wong	Chief Financial Officer	February 23, 2026
Jerome Wong	(Principal Accounting and Financial Officer)

/S/ Mary Ann Cloyd	Director	February 23, 2026
Mary Ann Cloyd

/S/ Corinna Lathan	Director	February 23, 2026
Corinna Lathan, Ph.D.

/S/ Charles Li	Director	February 23, 2026
Charles Li, Ph.D.

/S/ Deborah Scher	Director	February 23, 2026
Deborah Lafer Scher