Form 10-K/A
period 2025-12-31
EKSO BIONICS HOLDINGS, INC.
filed 2026-04-10
CIK 1549084

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

As of April 2, 2026, the registrant had 3,563,381 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Ekso Bionics Holdings, Inc.

ANNUAL REPORT ON FORM 10-K/A

For the Year Ended December 31, 2025

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Ekso Bionics Holdings, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the "SEC") on February 23, 2026 (the "Original Filing").

This Amendment is being filed solely for the purposes of providing the information required in Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 because a definitive proxy statement containing such information will not be filed within 120 days after the end of such fiscal year. Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV, Item 15 to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing. In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and the amendment to our Annual Report on Form 10-K and inclusion of updated outstanding share information. This Amendment makes no other changes to the Original Filing.

Unless otherwise noted herein, including in Item 12 of this Amendment, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background of Directors and Executive Officers

Set forth below are the name and age as of March 18, 2026 of each of our current directors and executive officers, the positions held by each current director and executive officer with us, his or her principal occupation and business experience during the last five years, and the year of the commencement of his or her term as a director or executive officer. Additionally, for each current director standing for re-election, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision by our Board of Directors to nominate him or her for election as a director and the names of other publicly held companies of which he or she serves or has served as a director in the previous five years.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are appointed by our Board of Directors and serve at its pleasure. There is no family relationship between any of our directors or executive officers. No person was selected as a director or officer pursuant to any arrangement or understanding.

Name	Age	Position
Directors
Scott G. Davis	56	Chief Executive Officer and Director
Mary Ann Cloyd	71	Director
Corinna Lathan, Ph.D.	58	Director
Charles Li, Ph.D.	41	Director
Deborah Lafer Scher	67	Director
Executive Officers (who are not also directors)
Jerome Wong	52	Chief Financial Officer and Corporate Secretary
Jason C. Jones	54	Chief Operating Officer

Directors

Scott G. Davis is our Chief Executive Officer and has served as our Chief Executive Officer and a member of our Board of Directors since December 2022 and previously served as our President and Chief Operating Officer from January 2022 through December 2022 after first serving as Executive Vice President of Strategy and Corporate Development from April 2021 through January 2022. Mr. Davis has more than two decades of worldwide leadership success in fast growing high-tech companies. Prior to joining the Company, from December 2018 through March 2021, Mr. Davis served as Chief Executive Officer of Globalmatix, Inc., a disruptive Internet of Things connected telematics solution provider, and from January 2017 through December 2018, he served as Senior Vice President of Strategy for GetWireless, LLC, a telecommunications equipment provider. From 2015 through 2020, he provided C-level consulting services assisting on scalability, process improvement, business development, M&A support and go-to-market strategy as President of SGD Executive Services LLC. From 2007 through 2015, Mr. Davis served as Vice President of Global Sales Enterprise Solutions for Sierra Wireless, Inc. (Nasdaq: SWIR). Mr. Davis has a B.S. in Business Administration from Bloomsburg University. Our Board of Directors has concluded that Mr. Davis is well-qualified to serve on our Board of Directors because of many years of executive leadership experience and his extensive operational and sales background.

Mary Ann Cloyd is a member of our Board of Directors and serves as the Chair of the Audit Committee and as a member of the Nominating and Governance Committee of our Board of Directors. She has served on our Board of Directors since January 2021. From 1990 until her retirement in June 2015, Ms. Cloyd was a partner with PricewaterhouseCoopers LLP, a global accounting and consulting firm. During her 25 years as a partner at PwC, Ms. Cloyd served in multiple leadership positions. For example, from 2012 until her retirement, Ms. Cloyd led PwC’s Center for Board Governance. Ms. Cloyd is a retired Certified Public Accountant. Ms. Cloyd served as a director of Bellerophon Therapeutics, Inc. (Nasdaq: BLPH), a publicly traded clinical-stage biotherapeutics company, from February 2016 through March 1, 2024. Since April 2018, she has served as a director of NCMIC Group, Inc., a private mutual insurance and financial services company. Since May 2019, she has served on the board of Fresh Del Monte Produce, Inc. (NYSE: FDP), one of the world’s leading producers, marketers and distributors of high-quality and fresh-cut fruits and vegetables and related fruit products. From March 2021 until December 2022, Ms. Cloyd served on the board of directors of Angel Pond Holdings Corporation (NYSE: POND), a special purpose acquisition company. Between 2004 and 2013, Ms. Cloyd served on both PwC’s Global and U.S. Boards of Partners and Principals. Ms. Cloyd is on the  Advisory Board of the UCLA Iris Cantor Women’s Health Center, and the Geffen Playhouse, where she is Chair. Our Board of Directors has concluded that Ms. Cloyd is well-qualified to serve on our Board of Directors because of her 39 years of public accounting and advisory experience, significant experience in corporate governance matters and experience in risk management and oversight.

Corinna Lathan, Ph.D. is a member of our Board of Directors and serves as the Chair of the Nominating and Governance Committee and as a member of the Audit Committee of our Board of Directors. She has served on our Board of Directors since December 2021. Dr. Lathan has over 20 years of experience as a leader and technology innovator with deep expertise in human- technology interfaces for robotics and mobile technology platforms. She co-founded AnthroTronix, a biomedical engineering research and development company that creates diverse products in robotics, digital health, wearable technology, and augmented reality, which she led as Board Chair and CEO until June 2022. She currently serves on the board of directors of PTC, Inc. (Nasdaq: PTC), a global technology provider of Internet of Things and Augmented Reality platforms, and is a member of its Audit and Governance Committees, and is Chair of the Cybersecurity Committee. Since January 2025, she has served as a director of Engineers Without Borders USA, a nonprofit humanitarian organization. She served as the CEO of De Oro Devices, a health technology business, from December 2023 to March 2025. In addition, Dr. Lathan previously served as Associate Professor of Biomedical Engineering at The Catholic University of America and as Adjunct Professor of Aerospace Engineering at the University of Maryland, College Park. Dr. Lathan holds a Bachelor’s degree in Biopsychology and Mathematics from Swarthmore College, a Master’s degree in Aeronautics and Astronautics and a Ph.D. in Neuroscience from the Massachusetts Institute of Technology. Our Board of Directors has concluded that Dr. Lathan is well-qualified to serve on our Board of Directors because of her more than 20 years of leadership experience as a technology innovator and her significant experience in corporate governance matters and risk management.

Charles Li, Ph.D. is a member of our Board of Directors and serves as the Chair of the Compensation Committee and as a member of the Audit Committee of our Board of Directors. He has served on our Board of Directors since March 2018. Dr. Li has served as the Chief Business Officer of Angel Pharmaceuticals since October 2020 and in addition has been a senior analyst at Puissance Capital since 2015, with involvement in many of Puissance Capital’s investments, including those in the areas of biotech, medical device and artificial intelligence. Prior to joining Puissance Capital, Dr. Li worked as a Research Assistant at Harvard University from 2011 to 2015. Dr. Li also worked as an analyst at Fosun Capital in 2009 and at Harvest Fund in 2010. Dr. Li received his Ph.D. from the John A. Paulson School of Engineering and Applied Sciences from Harvard University, and a B.S. and B.A. from Xi’an Jiaotong University in Xi’an, China. Our Board of Directors has concluded that Dr. Li’s extensive experience with technology-related companies and his financial and business experience qualify him to serve as a director.

Deborah Lafer Scher is a member of our Board of Directors and serves as a member of the Compensation Committee and the Nominating and Governance Committee of our Board of Directors. She has served on our Board of Directors since June 2024. Ms. Scher has served as Senior Advisor at the Milken Institute, a healthcare and economic think tank since October 2022. From January 2018 to June 2021, Ms. Scher served as the Executive Advisor to the Secretary of the U.S. Department of Veterans Affairs. From 2015 to 2017, she served as Operating Partner and Strategic Business Development Officer at Fitzroy Health, LLC, an investment firm. Prior to that, Ms. Scher served as Chief Operating Officer and Strategic Advisor to the Founder at Novel Ingredient Services from 2011 to 2014, and as Chief Strategy and Operating Officer at Weill Cornell Medical College Department of Medicine from 2009 to 2011. Ms. Scher served on the board of directors of EnableComp LLC, a claims processor for healthcare providers and health systems, and on the advisory board of Joyance Funds, a fund targeting investments in information technology and life sciences sectors. Ms. Scher holds a Bachelor of Arts from Haverford College and a Master of Business Administration from Columbia University. Our Board of Directors has concluded that Ms. Scher is well-qualified to serve on our Board of Directors because of her extensive healthcare experience with the U.S. Department of Veterans Affairs and other healthcare regulatory matters.

Executive Officers (Who are not also Directors)

Jerome Wong has served as our Chief Financial Officer and Corporate Secretary since October 2022, prior to which he served as our Controller starting in May 2017, bringing 25 years of experience in finance, accounting and strategy to this role focusing on high technology and life sciences in public companies. Previously, Mr. Wong worked from 2009 through 2016 as a corporate controller or assistant corporate controller in companies including ABM Industries, Inc. from July 2006 through September 2008, XOMA Corporation from July 2009 through October 2014, and Pattern Energy Group Inc. from October 2014 to December 2015. Mr. Wong is a Canadian Chartered Professional Accountant and has a B.A. in Finance and Accounting from The University of British Columbia.

Jason C. Jones is our Chief Operating Officer and has served as our Chief Operating Officer since January 2023 and, prior to that, served as our Vice President of Product Development starting in October 2018. Mr. Jones brings over 20 years of experience in product development, operations, and finance in a wide range of industries. Since October 2018, Mr. Jones has led our Engineering and Product Management groups with an emphasis on extending our market leading position in both medical and industrial markets. Prior to joining us, from November 2011 to November 2018, Mr. Jones served as Founder and Principal at Berkeley Renewables LLC, a contract product development consulting firm focused on novel monitoring and control systems primarily for the solar industry. In July 2007, Mr. Jones co-founded, operated, and ultimately sold Tilt Solar LLC, a startup that developed technology and equipment for the solar industry. As a result of the Tilt Solar sale to SunPower Corporation (Nasdaq: SPWR) in April 2009, Mr. Jones served as Product Line Manager for Utilities at SunPower Corporation until October 2010. From 2004 to 2013, Mr. Jones also spent a total of five years working as an Equity Research Analyst in the technology sector at multiple investment banks, including Bank of America (NYSE: BAC) and Citadel Securities (ASX: CGL). In his early career, Mr. Jones worked as a Systems Engineer in industrial automation and robotics. Mr. Jones holds a Bachelor of Science degree in Mechanical Engineering from the University of California, Berkeley, a Master of Science degree in Mechanical Engineering from the University of California, Berkeley, and a Master of Business Administration, with an emphasis on finance and entrepreneurship, from the Haas School of Business at the University of California, Berkeley.

Involvement in Legal Proceedings

No director or associate of a director is involved in any material proceeding as a party adverse to the Company or with a material interest adverse to the Company.

Family Relationships

There are no family relationships among the Company’s directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors and beneficial owners of more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC.

SEC regulations require us to identify in this Amendment anyone who filed a required report late during the most recent fiscal year. To our knowledge, based solely on our review of the copies of such reports received by us or written representations from certain reporting persons that no Form 5s were required for such persons, we believe that during 2025 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with on a timely basis.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics is available on our website at https://ir.eksobionics.com/corporate-governance/governance-docs. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

Board Committees

Our Board of Directors has established three standing committees - Audit Committee, Compensation Committee, and Nominating and Governance Committee. Each Committee operates under a charter that has been approved by our Board of Directors. Current copies of the charters of the Audit, Compensation and Nominating and Governance Committees are posted in the Governance section of our website at www.ir.eksobionics.com.

Audit Committee

The Audit Committee’s responsibilities include:

·	appointing, evaluating, retaining, approving the compensation of, and assessing the independence of our independent auditor;
·	overseeing the work of our independent auditor, including through the receipt and consideration of certain reports from the independent auditor;
·	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;
·	monitoring our internal control over financial reporting, disclosure controls and procedures and the code of business conduct;
·	discussing our risk management policies;
·	establishing procedures for the receipt and retention of accounting related complaints and concerns;
·	developing and reviewing policies and procedures for reviewing and approving or ratifying related person transactions;
·	meeting independently with our internal audit staff, if any, independent auditors and management;
·	preparing the Audit Committee Report required by SEC rules; and
·	overseeing and reviewing the Company's cybersecurity, privacy and other information technology risks.

The members of our Audit Committee are Ms. Cloyd (Chair), Dr. Lathan and Dr. Li. Our Board of Directors has determined that all members of the Audit Committee are independent, as determined under Rule 10A-3 promulgated under the Exchange Act and as independence for audit committee members is defined by the Nasdaq Marketplace Rules. Our Board of Directors has determined that each of Ms. Cloyd and Dr. Li is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee met four times during 2025.

Compensation Committee

The Compensation Committee’s responsibilities include:

·

reviewing and approving (or, when the Compensation Committee deems it appropriate, recommending for approval by our Board of Directors) the compensation of our executive officers, including the Chief Executive Officer and our other executive officers;

·	reviewing and making recommendations to our Board of Directors with respect to incentive- compensation and equity-based plans that are subject to Board approval;
·

approving tax-qualified, non-discriminatory employee benefit plans (and parallel nonqualified plans) for which stockholder approval is not sought and pursuant to which options or stock may be acquired by our officers, directors, employees or consultants;

·	reviewing and making recommendations to our Board of Directors with respect to director compensation;
·

reviewing and approving (or, when the Compensation Committee deems it appropriate, recommending for approval by our Board of Directors), the creation or revision of any clawback policy on the recoupment of incentive compensation; and

·	overseeing and administering our equity incentive plans.

The members of our Compensation Committee are Dr. Li (Chair) and Ms. Scher. Our Board of Directors has determined that all members of the Compensation Committee are independent as defined under the Nasdaq Marketplace Rules. The Compensation Committee met four times during 2025.

Our Compensation Committee is responsible for reviewing and approving (or, when the Compensation Committee deems it appropriate, recommending for approval by our Board of Directors) the compensation of our Chief Executive Officer and our other executive officers, including salary and annual cash incentive compensation, and making recommendations to the Board of Directors with respect to the long-term equity compensation of our Chief Executive Officer and our other executive officers. The Compensation Committee also periodically reviews and makes recommendations to our Board of Directors with respect to director compensation. If the Compensation Committee deems it appropriate, it may delegate any of its responsibilities to one or more Compensation Committee subcommittees.

Nominating and Governance Committee

The Nominating and Governance Committee’s responsibilities include:

·	identifying individuals qualified to become Board members;
·	recommending to our Board of Directors the persons to be nominated for election as directors and to each of the committees of our Board of Directors;
·	monitoring issues and developments related to matters of corporate governance; and
·	recommending to our Board of Directors, where appropriate, changes in corporate governance principles and practices;

The members of our Nominating and Governance Committee are Dr. Lathan (Chair), Ms. Cloyd and Ms. Scher. Our Board of Directors has determined that all members of our Nominating and Governance Committee are independent as defined under the Nasdaq Marketplace Rules. The Nominating and Governance Committee met one time during 2025.

Role of Board in Risk Oversight

The responsibility for the day-to-day management of risk lies with the Company’s management, while our Board of Directors is responsible for overseeing the risk management process to ensure that it is properly designed, well-functioning and consistent with our overall corporate strategy. Material risks that management identifies are discussed and analyzed with our Board of Directors. However, in addition to our Board of Directors, the committees of the Board consider the risks within their areas of responsibility. The Audit Committee oversees the risks associated with the Company’s financial reporting and internal controls, as well as general business and operating risks. The Compensation Committee oversees the risks associated with the Company’s compensation practices for its directors and employees. The Nominating and Governance Committee oversees the risks associated with the Company’s overall governance, corporate compliance policies and its succession planning process to ensure that we have a slate of qualified candidates for key management positions that may become open in the future. Each committee reports to our Board of Directors on a regular basis, including reports with respect to the committee’s risk oversight activities as appropriate. In addition, since risk issues often overlap, committees from time-to-time request that the full Board discuss particular risks.

Employee, Officer and Director Hedging

We have adopted a policy that no director, officer, employee or consultant of the Company may engage in hedging or monetization transactions contracts involving securities of the Company. Such transactions may include zero-cost collars, forward sale contracts and other transactions which allow one to lock in much of the value of his or her stock holdings, in exchange for all or part of the potential upside appreciation in the stock.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors, officers, employees and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the listing standards of Nasdaq. A copy of our insider trading policy is filed as Exhibit 19.1 to this report. In addition, with regard to the Company's trading of its own securities, it is our policy to comply with federal securities laws and applicable exchange listing requirements.

Compensation Recovery ("Clawback") Policy

Our Board of Directors has adopted a compensation recovery policy (the "Clawback Policy") to comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), as implemented by Nasdaq and the SEC’s rules and regulations. The Clawback Policy requires us to recover certain cash or equity-based incentive compensation payments or awards made or granted to an executive officer in the event we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an "Accounting Restatement"). The Clawback Policy covers cash or equity-based compensation that is granted, earned, or vested based wholly or in part upon the attainment of a company financial reporting measure (including stock price or total stockholder return). Recovery under the Clawback Policy applies to incentive compensation subject to the policy that is received (i) on or after October 2, 2023, (ii) by a person after such individual became an executive officer and the person served as an executive officer at any time during the performance period for the incentive compensation, and (iii) during the three completed fiscal years immediately preceding the date on which we are required to prepare the Accounting Restatement while we have a class of securities listed on a national securities exchange. In addition, recoupment is only required where the executive officer would have received a lower payment based upon the restated financial results.

Practices with Regard to Timing of Equity Awards

Our Board of Directors and Compensation Committee do not take material nonpublic information into account when determining the timing and terms of equity grants. We do not have a policy or practice to time stock options based on the release of material nonpublic information.

Item 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers for fiscal 2025, which consist of our principal executive officer and the next two most highly compensated executive officers are:

•	Scott G. Davis, our President and Chief Executive Officer;
•	Jerome Wong, our Chief Financial Officer and Corporate Secretary; and
•	Jason C. Jones, our Chief Operating Officer

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years to our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Scott G. Davis	2025	425,000	63,750	420,000	—	—	—	908,750
President and Chief Executive Officer	2024	375,000	94,501	—	—	—	3,516	473,017
Jerome Wong	2025	325,000	48,750	102,375	—	—	15,500	491,625
Chief Financial Officer	2024	325,000	54,600	—	—	—	15,250	394,850
Jason C. Jones	2025	325,000	48,750	78,750	—	—	15,500	468,000
Chief Operating Officer	2024	325,000	54,600	—	—	—	15,250	394,850

(1)

The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of stock awards or stock options, as applicable, granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 13 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

(2)	This amount represents employer matching contribution made under our 401(k) retirement plan, paid in the form of shares of our common stock.

Outstanding Equity Awards at December 31, 2025

The following table sets forth certain information concerning unexercised stock options and unvested stock awards held by our named executive officers as of December 31, 2025.

	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Yet Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)
Scott G. Davis	—	—	—	—	—	—		—	185,000	1,598,400
Jerome Wong	155	—	—	267.75	8/28/2027	—		—	—	—
Jerome Wong	200	—	—	395.85	7/13/2028	—		—	—	—
Jerome Wong									40,000	345,600
Jason C. Jones	888	—	—	461.25	11/1/2028	—		—	—	—
Jason C. Jones	844	—	—	137.25	11/6/2029	—		—	—	—
Jason C. Jones	—	—	—	—	—	3,788	(2)	32,728	—	—
Jason C. Jones	—	—	—	—	—	—		—	32,000	276,480
(1)	This restricted stock award vests in equal installments over three years on the anniversaries of the vesting commencement date.
(2)	Vesting commenced January 2, 2024.
(3)	This award of phantom performance RSUs is scheduled to vest upon (i) the occurrence of a "change in control," and (ii) achievement of a "stock price" of at least $7.50, in each case within the five-year period following the date of grant and subject to continued employment through the date of achievement (the "Phantom PSU Performance Conditions").

Employment Agreements; Change in Control and Post-Termination Severance Benefits

Scott G. Davis, our Chief Executive Officer

Effective December 4, 2022, Mr. Davis was appointed Chief Executive Officer of the Company. Prior to that, Mr. Davis served as the Company’s President and Chief Operating Officer from January 22, 2022 to December 4, 2022, and as the Company’s Executive Vice President of Strategy and Corporate Development from April 2021 to January 22, 2022. On February 22, 2021, the Company entered into an offer letter with Mr. Davis in connection with his retention as Executive Vice President of Strategy and Corporate Development (the "Davis Offer Letter"). Under the Davis Offer Letter, Mr. Davis is entitled to a base salary of $295,000 per year, which was increased to $375,000 and later to $425,000 by our Board of Directors on April 21, 2022 and on February 18, 2025 (effective as of January 1, 2025), respectively, based on the recommendation of our Compensation Committee. He is also eligible to participate in the Company’s annual bonus program, in which, for fiscal year 2025, he may receive up to 50% of his base salary based on Company and individual performance against milestones for the year, which percentage was 75% for fiscal year 2024.  On November 5, 2025, Mr. Davis received an equity award of 80,000 restricted stock units under the Company's 2014 Plan, which were fully vested as of the date of grant. Additionally, on the same date, Mr. Davis received an award of phantom performance RSUs covering 185,000 notional shares of the Company's common stock scheduled to vest upon achievement of the Phantom PSU Conditions. The Company entered into a Change in Control and Severance Agreement, on November 5, 2025, with Mr. Davis entitling him to a lump sum payment equal to 18 month's base salary, reimbursement for continued cost of medical premiums and full vesting acceleration of time-based equity awards if Mr. Davis is terminated without cause within the twelve month period following a Change in Control. The Change in Control and Severance Agreement also entitles him to a continued payment of his base salary over a period of 9 months if Mr. Davis is terminated without cause other than within the twelve month period following a Change in Control.

Jerome Wong, our Chief Financial Officer and Corporate Secretary

Effective October 26, 2022, Mr. Wong was appointed Chief Financial Officer and Corporate Secretary of the Company. Prior to that, Mr. Wong served as the Company’s interim Chief Financial Officer from June 2022 to October 2022, and as the Company’s Controller from May 2017 to June 2022. In connection with his promotion to Chief Financial Officer and Corporate Secretary, on October 26, 2022, Mr. Wong entered into an offer letter with the Company (the "Wong Offer Letter"), which replaces and supersedes any prior agreements between Mr. Wong and the Company. Under the Wong Offer Letter, Mr. Wong is entitled to an annual salary of $325,000. In addition, Mr. Wong is eligible to participate in the Company’s annual bonus program, in which he may receive up to 50% of his base salary based on Company and individual performance against milestones for the year. Mr. Wong also received an equity award of $250,000 of restricted stock units under the Company’s 2014 Plan, which has and will continue to vest in equal installments over three years on the anniversaries of December 4, 2022. On November 5, 2025, Mr. Wong received an equity award of 19,500 restricted stock units under the Company's 2014 Plan, which were fully vested as of the date of grant. Additionally, on the same date, Mr. Wong received an award of phantom performance RSUs covering 40,000 notional shares of the Company's common stock scheduled to vest upon achievement of the Phantom PSU Conditions. The Company entered into a Change in Control and Severance Agreement, on November 5, 2025, with Mr. Wong entitling him to a lump sum payment equal to 9 month's base salary, reimbursement for continued cost of medical premiums and full vesting acceleration of time-based equity awards if Mr. Wong is terminated without cause within the twelve month period following a Change in Control. The Change in Control and Severance Agreement also entitles him to a continued payment of his base salary over a period of 6 months if Mr. Wong is terminated without cause other than within the twelve month period following a Change in Control.

Jason C. Jones, our Chief Operating Officer

Effective January 2, 2023, Mr. Jones was appointed Chief Operating Officer of the Company. Prior to that, Mr. Jones served as the Company’s Vice President of Product Development from October 2018 to January 2023. In connection with his promotion to Chief Operating Officer, on January 2, 2023, Mr. Jones entered into an offer letter with the Company (the "Jones Offer Letter"), which replaces and supersedes any prior agreements between Mr. Jones and the Company. Under the Jones Offer Letter, Mr. Jones is entitled to an annual salary of $295,000, which amount has since been increased to $325,000. In addition, Mr. Jones is eligible to participate in the Company’s annual bonus program, in which he may receive up to 50% of his base salary based on Company and individual performance against milestones for the year. Under the Jones Offer Letter, Mr. Jones also received an equity award of $225,000 of restricted stock units under the Company’s 2014 Plan, which has and will continue to vest in equal installments over three years on the anniversaries of January 2, 2023. On November 5, 2025, Mr. Jones received an equity award of 15,000 restricted stock units under the Company's 2014 Plan, which were fully vested as of the date of grant. Additionally, on the same date, Mr. Jones received an award of phantom performance RSUs covering 32,000 notional shares of the Company's common stock scheduled to vest upon achievement of the Phantom PSU Conditions. The Company entered into a Change in Control and Severance Agreement, on November 5, 2025, with Mr. Jones entitling him to a lump sum payment equal to 9 month's base salary, reimbursement for continued cost of medical premiums and full vesting acceleration of time-based equity awards if Mr. Jones is terminated without cause within the twelve month period following a Change in Control. The Change in Control and Severance Agreement also entitles him to a continued payment of his base salary over a period of 6 months if Mr. Jones is terminated without cause other than within the twelve month period following a Change in Control.

Short-Term Incentive Plan

We have established a short-term incentive plan that is designed to provide short-term incentive awards to certain of our executive officers, and is based on the achievement of goals related to corporate performance.

For 2025, Mr. Davis, Mr. Wong and Mr. Jones had a target bonus opportunity equal to 50% of their annual base salary. All incentive awards payable under our short-term incentive plan were payable in cash. Payment of such incentive awards were based upon achievement of corporate goals over two performance periods, consisting of the first half of calendar year 2025 and a performance period covering the full-year, payable to each participating executive officer. The first and second performance periods had weightings of 35% and 65%, respectively.

The applicable corporate goals in respect of 2025 related to revenue, cash spend, and other key milestones, including developing predictable revenue models for sales, improving brand awareness, streamlining reimbursement processes with third-party payers, new product developments and releases, obtaining regulatory certifications, improving operations and meeting strategic initiatives. In determining whether our revenue, cash spend, and milestone performance targets have been achieved, the Compensation Committee and our Board of Directors may consider any factors and achievements they deem appropriate, and has discretionary authority to make adjustments, including the ability to make additional awards based on company-wide or an individual executive officers’ performance and to increase or decrease the level of awards that our executive officers receive in conjunction with their performance against the targets and also based upon our cash resources.

Based on its evaluation of company-wide performance for each of the two performance periods, the Board of Directors recommended that incentive awards be granted based on achievement of the revenue, cash spend and milestone performance goals at the following levels of achievement: 0% for the first half of 2025 and 30% for the full-year performance period.

As a result, for 2025, Mr. Davis received incentive awards in the aggregate amount of $63,750, Mr. Wong received incentive awards in the aggregate amount of $48,750, and Mr. Jones received incentive awards in the aggregate amount of $48,750.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Total ($)
Mary Ann Cloyd	80,000	88,335	168,335
Corinna Lathan, Ph. D.	52,500	88,335	140,835
Charles Li, Ph. D.	52,500	88,335	140,835
Deborah Lafer Scher	45,000	88,335	133,335

(1) The amounts in the "Stock Awards" column reflect the aggregate grant date fair value of stock awards, granted during the year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 13 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

(2) Awards outstanding as of December 31, 2025, for each of the listed directors are as follows:

Name	Options (#)	RSUs(#)
Mary Ann Cloyd	-	15,746
Corinna Lathan, Ph.D.	-	15,746
Charles Li, Ph.D.	14,334	15,746
Deborah Lafer Scher	-	15,746

 Discussion of Director Compensation

The Compensation Committee of our Board of Directors believes that our director compensation program should promote total value creation for the Company and our stockholders and create alignment between the long- term interests of our directors and the long-term interests of our stockholders. At the same time, we believe that our director compensation program should provide a reasonable reward to our directors for the services they perform and should be reflective of the amount of effort and time required of each individual director, based on his or her role and responsibilities and participating in committees. Accordingly, we grant all or a portion of director compensation in the form of shares of the Company's common stock.

Non-employee directors’ compensation is generally determined and awarded by our Board of Directors based on the recommendations of our Compensation Committee. Our Compensation Committee is responsible for, among other things, reviewing, evaluating and designing our director compensation program. Based on recommendations by our Compensation Committee, our Board of Directors previously approved the following annual payments for members and chairs of our Board of Directors, Audit Committee, Compensation Committee and Nominating and Governance Committee, excluding employee directors.

	Member ($)	Chair ($)
Board of Directors	35,000	70,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Governance Committee	5,000	10,000

In addition, our Board of Directors, based on the recommendation of our Compensation Committee, approved an additional annual retainer for our lead independent director of $25,000. Ms. Cloyd has served as our lead independent director since the 2024 Annual Meeting of Stockholders.

At each annual meeting of stockholders, our non-employee directors are also entitled to an annual grant of restricted stock units with an approximate value of $100,000, with the exact number of restricted stock units to be calculated based off of the average of the closing prices for the Company’s common stock as quoted on the Nasdaq Capital Market for the 30 trading days up to and including the date of the annual meeting. These restricted stock units will vest and settle at the earlier of (i) the date of the next annual meeting of stockholders or (ii) the one-year anniversary of the grant date.

Due to his officer role, Mr. Davis was considered to be an "employee director" in 2025 and therefore not entitled to the compensation applicable to our non-employee directors as described above. Mr. Davis's compensation for 2025 is reported in the Summary Compensation Table above.

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person or any member of such group has the right to acquire within 60 days of February 20, 2026 (the “Determination Date”). For purposes of computing the percentage of outstanding shares and voting percentage of our common stock held by each person or group of persons named above, the applicable percentage ownership is based on 3,563,381 shares of common stock issued and outstanding as of the Determination Date, and 5,852 shares of Series B Preferred Stock issued and outstanding, including any shares that such person or persons has the right to acquire within 60 days of Determination Date are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Ekso Bionics Holdings, Inc., 101 Glacier Point, Suite A, San Rafael, California 94901.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Common Stock	Number of Shares of Series B Preferred Stock	Percent of Series B Preferred Stock	Total Voting Power %
5% Stockholders
Armistice Capital, LLC(1)	291,146	8.2%	—	—	6.8%
Cedar Holdings Mgmt LLC(2)	210,000	5.9%	—	—	4.9%
Daniel Asher(3)	435,432	12.2%	2,926	50%	18.5%
Hood River Capital Management LLC(4)	63,892	1.8%	2,926	50%	9.8%
Directors
Mary Ann Cloyd(5)	30,447	*	—	—	*
Scott G. Davis (6)	78,952	2.2%	—	—	1.9%
Corinna Lathan, Ph.D.(7)	30,827	*	—	—	*
Charles Li, Ph.D.(8)	31,683	*	—	—	*
Deborah Lafer Scher(9)	5,215	*	—	—	*
			—	—
Named Executive Officers (other than those who are also directors)			—	—
Jerome Wong(10)	27,455	*	—	—	*
Jason C. Jones(11)	27,007	*	—	—	*

All current directors and executive officers as a group (7 persons)(12)	247,332	6.9%	—	—	5.8%
*Represents less than 1% of shares of common stock.

(1)

Based on information provided to the Company by Armistice Capital, LLC. Consists of 291,146 shares of common stock. Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the common stock, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the common stock held by the Master Fund and thus may be deemed to beneficially own the common stock held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the common stock held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the common stock directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address for Armistice Capital is 510 Madison Avenue, 7th Floor, New York, New York 10022.

(2)

Based on information provided to the Company by Cedar Holdings Mgmt LLC (“Cedar Holdings”). Consists of 210,000 shares of common stock held by Cedar Holdings. The address for Cedar Holdings is 100 S Pointe Dr Apt 2010, Miami Beach, FL 33139.

(3)

Based on information provided to the Company by Daniel Asher. Consists of (i) 165,000 shares of common stock held by Daniel Asher, (ii) 270,432 shares of common stock held by DBA Trading, LLC and (iii) 2,926 shares of Series B Preferred Stock being convertible and having the voting power of an aggregate of 355,961 shares of common stock held by the Daniel Asher Descendants Trust. Daniel Asher is the grantor of the Daniel Asher Descendants Trust and is deemed to control share voting and dispositive power over the shares held by them. Daniel Asher is the beneficial owner of, DBA Trading, LLC, and is deemed to control and share voting and dispositive power over the shares held by them. The address for Daniel Asher is 1011 Lake Street Suite 311 Oak Park, IL 60301.

(4)

Based on information provided to the Company by Hood River Capital Management LLC (“Hood River”). Consists of (i) 63,892 shares of common stock held by Hood River and (ii) 2,926 shares of Series B Preferred Stock held by Hood River being convertible and having the voting power of an aggregate of 355,961 shares of common stock. The address for Hood River is 2373 PGA Blvd., Suite 200, Palm Beach Gardens, FL 33410.

(5)	Consists of (i) 15,746 restricted stock units vesting within 60 days of the Determination Date and (ii) 14,701 shares of common stock.
(6)	Consists of 78,952 shares of common stock.
(7)	Consists of (i) 15,746 restricted stock units vesting within 60 days of the Determination Date and (ii) 15,081 shares of common stock.
(8)

Consists of (i) options to purchase 954 shares of common stock exercisable or exercisable within 60 days of the Determination Date (ii) 15,746 restricted stock units vesting within 60 days of the Determination Date and (iii) 14,983 shares of common stock.

(9)	Consists of (i) 15,746 restricted stock units vesting within 60 days of the Determination Date and (ii) 5,215 shares of common stock.
(10)	Consists of (i) options to purchase 355 shares of common stock exercisable or exercisable within 60 days of the Determination Date, and (ii) 27,100 shares of common stock.
(11)	Consists of (i) options to purchase 1,732 shares of common stock exercisable or exercisable within 60 days of the Determination Date, and (ii) 25,725 shares of common stock.
(12)

Consists of (i) 62,984 restricted stock units vesting within 60 days of the Determination Date (i) options to purchase 3,041 shares of common stock exercisable or exercisable within 60 days of the Determination Date, and (iii) 181,307 shares of common stock.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	818,050	$15.83	224
Equity compensation plans not approved by security holders	—	$—	—
Total	818,050	$15.83	224

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

It is the Company’s policy that each executive officer and director delivers to the Company annually a questionnaire that includes, among other things, a request for information relating to any transactions in which both the executive officer, director or nominee, or their family members, and the Company participates, and in which the executive officer, director or nominee, or such family member, has a material interest. Under our related persons transaction policy, the Audit Committee of our Board of Directors reviews all such transactions reported to it by an executive officer, director or nominee in response to the questionnaire, or that are brought to its attention by management or otherwise. After review, the Audit Committee approves, ratifies or disapproves such transactions. Management also updates our Board of Directors as to any material changes to proposed transactions as they occur. If a related person transaction is ongoing, the Audit Committee may establish guidelines for the Company to follow in its ongoing dealings with the related person.

Transactions with Related Persons

SEC rules require us to disclose any transaction since the beginning of the fiscal year preceding our last fiscal year or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest and in which the amount involved exceeds $120,000. A related person is any executive officer, director, nominee for director, or holder of more than 5% of our common stock (which we refer to as a "5% stockholder"), or an immediate family member of any of those persons.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers.

Board Determination of Independence

Our Board of Directors has determined that all of its directors, except Mr. Davis, our Chief Executive Officer, are independent directors under the applicable standards of the SEC and the listing standards of The Nasdaq Stock Market LLC ("Nasdaq"). In making this determination, our Board of Directors considered the current and prior relationships that each director has with the Company and all other facts and circumstances the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

The following table sets forth the aggregate fees billed by our independent registered accounting firm for the following services during 2025 and 2024:

	Year Ended December 31,
Description of Service	2025	2024
Audit Fees(1)	$756,457	$727,433
Audit-Related Fees(2)	—	—
Tax Fees(3)	55,300	47,800
All Other Fees	2,100	—
Total Fees	$813,857	$775,233
(1)

Audit Fees consist of fees for the audit of the Company’s annual financial statements for the respective year, reviews of the Company’s quarterly financial statements, services provided in connection with statutory and regulatory filings and the audit of the Company’s internal controls over financial reporting.

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

Policy for Approval of Services

The charter of the Audit Committee provides that the Audit Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for the Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2025 were approved by the Audit Committee in accordance with the procedures described below.

The Audit Committee reviews and approves all audit and non-audit services proposed to be provided by WithumSmith+Brown, PC ("Withum") or other firms, other than de minimis non-audit services which may instead by pre-approved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to the Company for the fiscal year ended December 31, 2025 that were not approved by the Audit Committee. During the fiscal year ended December 31, 2025, none of the total hours expended on the Company’s financial audit by Withum were provided by persons other than Withum’s full-time permanent employees.

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

10.28	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026)

10.29#	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026)

10.30#*	Contribution and Exchange Agreement, dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., APLD ChronoScale HoldCo LLC, APLD Intermediate HoldCo LLC, and Applied Digital Cloud Corporation

19.1	Ekso Bionics Holdings, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Registrations Annual Report on Form 10-K filed on March 3, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed March 4, 2024)

23.1*	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)

24.1*	Power of attorney (included on signature page of the Original Filing)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1§	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2§	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Inline XBRL Instant Document
101.sch	Inline XBRL Taxonomy Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#  Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

*    Previously filed with the Original Filing.

**  Filed herewith.

§    Previously furnished with the Original Filing.

†    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ Scott G. Davis
April XX, 2026		Scott G. Davis Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Scott G. Davis	Chief Executive Officer	April XX, 2026
Scott G. Davis	(Principal Executive Officer)

/S/ Jerome Wong	Chief Financial Officer	April XX, 2026
Jerome Wong	(Principal Accounting and Financial Officer)

*	Director	April XX, 2026
Mary Ann Cloyd

*	Director	April XX, 2026
Corinna Lathan, Ph.D.

*	Director	April XX, 2026
Charles Li, Ph.D.

*	Director	April XX, 2026
Deborah Lafer Scher

*By:	/s/ Scott G. Davis	April XX, 2026
Scott G. Davis
As attorney-in-fact