Form 10-Q
period 2026-03-31
EKSO BIONICS HOLDINGS, INC.
filed 2026-04-28
CIK 1549084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of registrant’s common stock outstanding as of April 27, 2026 was 3,563,381.

Ekso Bionics Holdings, Inc.

Quarterly Report on Form 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2026 and 2025 (unaudited)	5

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity for the Three Months ended March 31, 2026 and 2025 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2026 and 2025 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 5.	Other Information	41

Item 6.	Exhibits	42

	Signatures	43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ekso Bionics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and restricted cash	$3,993	$1,169
Accounts receivable, net of allowances of $50 and $27, respectively	4,537	7,308
Inventories	4,649	4,822
Prepaid expenses and other current assets	874	750
Total current assets	14,053	14,049
Property and equipment, net	1,115	1,288
Right-of-use assets	343	532
Intangible assets, net	3,418	3,500
Goodwill	431	431
Other assets	308	311
Total assets	$19,668	$20,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,109	$1,431
Accrued liabilities	1,723	1,779
Deferred revenues, current	1,583	1,727
Convertible promissory note, net	2,075	2,008
Notes payable, current	1,250	1,250
Lease liabilities, current	351	441
Total current liabilities	9,091	8,636
Deferred revenues	1,261	1,414
Notes payable, net	520	798
Lease liabilities	121	147
Warrant liabilities	2,863	—
Other non-current liabilities	72	89
Total liabilities	13,928	11,084
Commitments and Contingencies (Note 14)
Temporary equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; 6 and 0 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,650	—
Stockholders’ equity:
Common stock, $0.001 par value; 141,429 shares authorized; 3,563 and 3,559 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	37	37
Additional paid-in capital	271,816	272,078
Accumulated other comprehensive loss	(482)	(692)
Accumulated deficit	(269,281)	(262,396)
Total stockholders’ equity	2,090	9,027
Total liabilities and stockholders’ equity	$19,668	$20,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$2,141	$3,375
Cost of revenue	1,067	1,569
Gross profit	1,074	1,806

Operating expenses:
Sales and marketing	2,051	1,707
Research and development	583	988
General and administrative	4,058	2,551
Total operating expenses	6,692	5,246

Loss from operations	(5,618)	(3,440)

Other (expense) income, net:
Interest expense, net	(143)	(72)
(Loss) gain on revaluation of warrant liabilities	(727)	1
Finance cost associated with warrant issuance	(145)	—
Unrealized (loss) gain on foreign exchange	(239)	626
Other expense, net	(13)	(6)
Total other (expense) income, net	(1,267)	549

Net loss	$(6,885)	$(2,891)
Other comprehensive income (loss)	210	(533)
Comprehensive loss	$(6,675)	$(3,424)

Net loss per share applicable to common stockholders, basic and diluted	$(2.04)	$(1.84)

Weighted average number of common shares outstanding, basic and diluted	3,563	1,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Redeemable Convertible Preferred Stock (Temporary Equity)		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2025	—	$—	3,559	$37	$272,078	$(692)	$(262,396)	$9,027
Net loss	—	—	—	—	—	—	(6,885)	(6,885)
Issuance of common stock and warrants under:
Issuance of Series B Preferred Stock (Temporary Equity), net of issuance costs and allocation of proceeds	6	3,274	—	—	—	—	—	—
Accretion of Series B Preferred Stock to redemption value (deemed dividend)	—	376	—	—	(376)	—	—	(376)
Issuance of common stock under:
Equity incentive plan	—	—	4	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	114	—	—	114
Foreign currency translation adjustments	—	—	—	—	—	210	—	210
Balance as of March 31, 2026	6	$3,650	3,563	$37	$271,816	$(482)	$(269,281)	$2,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock (Temporary Equity)		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	—	$—	1,480	$22	$262,203	$957	$(250,475)	$12,707
Net loss	—	—	—	—	—	—	(2,891)	(2,891)
Issuance of common stock and warrants under:
Equity Financing, net	—	—	188	3	2,954	—	—	2,957
Deemed dividend	—	—	—	—	226	—	(226)	—
Exercise of Pre-Funded Warrants	—	—	171	2	—	—	—	2
Issuance of common stock under:
Matching contribution to 401(k) plan	—	—	37	1	235	—	—	236
Equity incentive plan	—	—	4	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	214	—	—	214
Foreign currency translation adjustments	—	—	—	—	—	(533)	—	(533)
Balance as of March 31, 2025	—	$—	1,880	$28	$265,832	$424	$(253,592)	$12,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ekso Bionics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(6,885)	$(2,891)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	454	378
Loss on impairment of intangible asset	—	180
Changes in provision for credit losses on accounts receivable	323	20
Loss (gain) on revaluation of warrant liabilities	727	(1)
Finance cost associated with warrant issuance	145
Loss on impairment of right-of-use asset	89	—
Stock-based compensation expense	114	250
Common stock contribution to 401(k) plan	—	(25)
Unrealized loss (gain) on foreign currency transactions	239	(626)
Changes in operating assets and liabilities:
Accounts receivable	2,423	900
Inventories	168	(379)
Prepaid expenses and other assets, current and noncurrent	(115)	2
Accounts payable	679	444
Accrued, lease and other liabilities, current and noncurrent	(188)	(198)
Deferred revenues	(296)	(19)
Net cash used in operating activities	(2,123)	(1,965)
Investing activities:
Acquisition of property and equipment	—	(10)
Net cash used in investing activities	—	(10)
Financing activities:
Principal payments under notes payable	(313)	(313)
Proceeds from issuance of Series B Convertible Preferred Stock and January 2026 Private Placement Warrants, net	5,265	—
Proceeds from exercise of warrants, net	—	3,842
Net cash provided by financing activities	4,952	3,529
Effect of exchange rate changes on cash	(5)	7
Net increase in cash	2,824	1,561
Cash and restricted cash at beginning of period	1,169	6,493
Cash and restricted cash at end of period	$3,993	$8,054

Supplemental disclosure of cash flow activities
Cash paid for interest	$—	$42
Cash paid for income taxes	$3	$—
Supplemental disclosure of non-cash activities
Deemed dividend in connection with equity financings	$376	$226
Fair value of warrants issued in connection with equity financing	$2,136	$—
Share issuance for common stock contribution to 401(k) plan	$—	$236

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

Liquidity and Going Concern

As of March 31, 2026, the Company had an accumulated deficit of $269,281. The Company has incurred significant operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2026, the Company used $2,123 of cash in its operations. Cash on hand as of March 31, 2026 was $3,993.

On January 12, 2026, the Company entered into an irrevocable standby letter of credit (the "letter of credit"), established by its primary operating bank, in favor of the Company's third-party contract manufacturer, as the beneficiary, in the aggregate amount of $250, effective January 12, 2026 and expiring on January 12, 2027, unless otherwise extended or terminated. The purpose of the letter of credit is to provide financial security to the third-party contract manufacturer for inventory procurement and manufacturing obligations. As the letter of credit requires the Company to maintain a corresponding cash deposit with its bank, the full amount is classified as restricted cash as a component of Cash and restricted cash in the Company's condensed consolidated balance sheet as of March 31, 2026. After considering cash restrictions, effective unrestricted cash as of March 31, 2026 was approximately $3,743.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements are issued. Management intends to raise funds through one or more financings in the near term in order to meet our cash requirements for the next 12 months. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete such financings on acceptable terms or in amounts sufficient to continue operating the business under the operating plan. As part of the financing strategy, management is simultaneously pursuing strategic partnerships, delaying or abandoning certain product development projects, cost reduction efforts for our products, and refocusing sales efforts to accelerate revenue growth above historical results. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Management currently estimates that the Company's cash on hand as of March 31, 2026 will fund its operations into the early part of the third quarter of 2026.

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
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

2.         Basis of Presentation and Summary of Significant Accounting Policies and Estimates

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 23, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2025, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending  December 31, 2026 or any future periods.

The condensed consolidated financial statements include the financial statements of Ekso Bionics Holdings, Inc. and its subsidiaries. All significant transactions and balances between Ekso Bionics Holdings, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to, intangible and tangible assets acquired and liabilities assumed in business combinations, revenue recognition, deferred revenue, the provision for credit losses on accounts receivable, the valuation of convertible preferred stock and warrants, employee equity awards, phantom performance-based restricted stock units, future warranty costs, accounting for leases, useful lives assigned to long-lived assets, valuation of inventory, realizability of deferred tax assets, and contingencies. Actual results could differ from those estimates.

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

Phantom Performance-Based Restricted Stock Valuation

On November 5, 2025, the Company issued 257 phantom performance-based restricted stock units ("Phantom PSUs") in total to its executive officers in order to assist in retention, drive stockholder growth, and achieve the Company's strategic goals. Each award of the Phantom PSUs is scheduled to vest upon achievement of each of the following two performance requirements within the five-year period following the date of grant, in each case subject to the applicable executive officers' continued employment through the applicable date of achievement: (i) the occurrence of a change in control, and (ii) achievement of a stock price of at least $7.50.

As of both the grant date and March 31, 2026, the Company determined that the change in control condition, or triggering event, of the Phantom PSUs was not probable. If the change in control condition is deemed to be probable as of a future reporting date, the Company would account for the Phantom PSUs as a liability due to their settlement in cash, based on the estimated fair value measured at each reporting date, in accordance with ASC 718, Compensation—Stock Compensation. Subsequently, the Company would record changes in the estimated fair value as a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss. As long as the Company considers the change in control condition to be probable as of the reporting date, the Phantom PSUs will be remeasured at fair value until settlement, which are to be settled in cash only.

The fair values of these Phantom PSUs will be determined using the Monte Carlo simulation model. The Monte Carlo simulation model requires inputs, such as the expected volatility, expected term, risk-free interest rate, and the value of the underlying security. The Monte Carlo simulation model provides for assumptions regarding expected volatility, expected term, risk-free interest rates, the value of the underlying security, and the probability of and likely timing of a specific event within the expected term. These values are subject to a significant degree of judgment. The Company’s common stock price represents a significant input that affects the valuation of the Phantom PSUs. Changes in these assumptions could have potential material impacts on the estimated fair value of the Phantom PSU liabilities.

When the triggering events are determined to be probable, the fair values, representing the expected cash settlement of the Phantom PSUs, will be included as a component of operating expenses, under the captions "General and administrative" and "Research and development," in the condensed consolidated statements of operations and comprehensive loss, and the corresponding liability will be included as a component of Accrued liabilities in the condensed consolidated balance sheets.

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

The Company generally does not grant a right of return for its products. The Company exercised judgement to determine that a product return reserve was not required as of  March 31, 2026 and December 31, 2025, as historical returns activity has not been material and the Company's expectations and estimates regarding future returns have not changed.

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

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable. Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the United States, Europe, and Asia. Invoices are aged based on contractual terms with the customer.

Many of the sales contracts with customers outside of the United States are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon collecting receivables denominated in a foreign currency.

The Company had three customers with an accounts receivable balance totaling 10% or more of the Company’s total accounts receivable as of  March 31, 2026 (14%, 13%, 11%), as compared with one customer as of  December 31, 2025 (29%).

During the three months ended March 31, 2026, the Company had two customers with sales of 10% or more of the Company’s total revenue (16% and 15%), as compared with two customers in the three months ended  March 31, 2025 (12% and 12%).

Accounts Receivable and Allowance for Credit Losses

The Company carries accounts receivable at invoiced amounts less an allowance (or "provision") for credit losses. The Company reviews accounts receivable for collectability and determines an allowance for potential credit losses. The allowance for credit losses on accounts receivables reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance based on historical bad debt expense, the aging of the accounts, known troubled accounts, and customer payment history. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 120 days. Accounts receivables are charged off after all reasonable means to collect the full amount, including litigation where appropriate, have been exhausted. During the three months ended March 31, 2026, the Company recorded $298 in bad debt expense primarily related to the specific identification of certain uncollectible balances from a single counterparty, which is included as a component of operating expenses, under the caption "Sales and marketing," in the consolidated statement of operations and comprehensive loss. The Company has not experienced any other material losses related to accounts receivable during the three months ended March 31, 2026. The Company has not experienced material losses related to accounts receivable during the three months ended March 31, 2025. The Company's accounts receivable balances, net of allowances, as of March 31, 2026,  December 31, 2025, and December 31, 2024 were $4,537, $7,308, and $7,238, respectively.

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

Accounting Pronouncements Adopted in 2026

In July 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. For the three months ended March 31, 2026, the Company adopted ASU 2025-05 on a prospective basis. Upon adoption, the Company elected to apply the practical expedient to estimate its allowance for credit losses by assuming current conditions—as of the most recent balance sheet date—remain constant throughout the remaining life of the Company's accounts receivable balances. The Company continues to adjust historical loss information for current conditions as it relates to the allowance for credit losses. The adoption of ASU 2025-05 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

The change in accumulated other comprehensive (loss) income presented on the condensed consolidated balance sheets for the three months ended March 31, 2026 and 2025 is reflected in the table below net of tax:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$(692)	$957
Net unrealized gain (loss) on foreign currency translation	210	(533)
Balance at end of period	$(482)	$424

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

The Company’s fair value hierarchies for its financial assets and liabilities, which require fair value measurement on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2026
Liabilities
Warrant liabilities	$2,863	$—	$—	$2,863
December 31, 2025
Liabilities
Warrant liabilities	$—	$—	$—	$—

During the three months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2026, which were measured at fair value on a recurring basis:

Warrant Liabilities
Balance as of December 31, 2025	$—
Initial valuation of warrants in connection with equity financing	2,136
Loss on revaluation of warrants	727
Balance as of March 31, 2026	$2,863

Refer to Note 11. Capitalization and Equity Structure – Warrants for additional information regarding the valuation of warrants.

5.         Inventories

Inventories as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$3,452	$3,593
Work in progress	308	102
Finished goods	889	1,127
Inventories	$4,649	$4,822

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

Deferred revenue consisted of the following:

	March 31, 2026	December 31, 2025
Deferred extended maintenance and support	$2,647	2,907
Deferred device and advances	197	234
Total deferred revenues	2,844	3,141
Less: current portion	(1,583)	(1,727)
Deferred revenues, non-current	$1,261	$1,414

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Deferred revenue transactions consisted of the following for the three months ended March 31, 2026:

Balance as of December 31, 2025	$3,141
Deferral of revenue	315
Recognition of deferred revenue	(612)
Balance as of March 31, 2026	$2,844

The Company expects to recognize approximately $1,321 of the deferred revenue during the remainder of 2026, $865 in 2027, and $658 thereafter.

In addition to deferred revenue, the Company has a non-cancellable backlog of $556 expected to be recognized across 2026, 2027, and 2028, which includes customer orders received but not fulfilled and other ancillary products and services of $244, and contracts for subscription units of $312.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2026:

Total
Device revenue	$1,344
Service and support	594
Subscriptions	68
Parts and other	135
$2,141

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2025:

Total
Device revenue	$2,487
Service and support	708
Subscriptions	87
Parts and other	93
$3,375

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

The Company operates in the following regions: (1) Americas, (2) Europe, the Middle East, and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Individual countries with revenue greater than 10% of total revenue for the three months ended March 31, 2026 and 2025 are disclosed separately from the regional totals. Geographic information for revenue based on location of customers is as follows:

	Three Months Ended March 31,
	2026	2025
Americas
United States	$1,533	$1,783
Remaining countries combined	21	17
Americas revenue	1,554	1,800

EMEA
France	207	422
Italy	26	407
Remaining countries combined	314	255
EMEA revenue	547	1,084

APAC
Countries combined	40	491
APAC revenue	40	491

Total Revenue	$2,141	$3,375

7.         Accrued Liabilities

Accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Salaries, benefits and related expenses	$1,157	$1,198
Device warranty	309	363
Other	257	218
Total	$1,723	$1,779

Warranty

Sales of devices generally include an initial warranty for parts and services for one to two years in the Americas, two years in EMEA, and one to three years in APAC. Warranty costs are reflected in the condensed consolidated statements of operations and comprehensive loss as a component of costs of revenue. The current portion of the device warranty liability is classified as a component of Accrued liabilities, while the long-term portion of the device warranty liability is classified as a component of Other non-current liabilities in the condensed consolidated balance sheets. A reconciliation of the changes in the device warranty liability for the three months ended March 31, 2026 is as follows:

Three Months Ended
March 31, 2026
Balance as of beginning of period	$452
Additions for estimated future expense	54
Incurred costs	(125)
Balance at end of the period	$381

Balance as of March 31, 2026
Current portion	$309
Long-term portion	72
Total	$381

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

The Company determined no impairment existed for goodwill for the three months ended March 31, 2026 and 2025.

Intangible Assets

The following table summarizes the components of initial gross intangible assets, accumulated amortization and impairment, and net carrying values for definite- and indefinite-lived intangible asset balances as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Initial Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Developed technology	$2,310	$(959)	$—	$1,351
Trade name	2,310	N/A	(570)	1,740
Intellectual property	460	(35)	(180)	245
Customer relationships	140	(58)	—	82
Total intangible assets	$5,220	$(1,052)	$(750)	$3,418

	December 31, 2025
	Initial Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Developed technology	$2,310	$(887)	$—	$1,423
Trade name	2,310	N/A	(570)	1,740
Intellectual property	460	(29)	(180)	251
Customer relationships	140	(54)	—	86
Total intangible assets	$5,220	$(970)	$(750)	$3,500

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

The Company determined no impairment existed for its intangible assets for the  three months ended March 31, 2026.

In the fourth quarter of 2025, the Company completed its annual quantitative impairment analysis for its indefinite-lived trade name and finite-lived intangible assets. The quantitative impairment analysis for the Company's trade name asset consists of a comparison of the fair value of the asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of the trade name asset using the relief-from-royalty method, a form of the income approach, which the Company believes is an appropriate and widely used valuation method of such assets in nature. The trade name asset represents the Company's identity and brand recognition associated with the products acquired in the HMC Acquisition. The valuation method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the asset class. Significant estimates in valuing the Company's trade name asset include, but are not limited to, the amount and timing of projected future cash flows based on expected future growth rates and margins, discount rate used to determine the present value of these cash flows, and royalty rate for similar brand licenses. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use. Based on the impairment test completed, the Company concluded that the carrying value of the trade name asset exceeded its estimated fair value due to downward revisions to the Company's short-term and long-term revenue forecasts, and as a result, recognized a $570 impairment loss for its trade name asset in the period, which reduced the asset balance to $1,740 as of December 31, 2025. The impairment loss was included as a component of operating expenses, under the caption "Sales and marketing," in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

Based on the impairment tests completed in the fourth quarter of 2025 for the Company's finite-lived intangible assets, including its developed technology assets, the Company concluded that the estimated fair value of such assets exceeded its carrying value, and as a result, no impairment loss was recognized in the period.

The Company had a Knee License Agreement with Vanderbilt University ("Vanderbilt") to maintain exclusive rights to patents on the Company's behalf (the "License Agreement"). On April 16, 2025, the Company executed a Termination Agreement with Vanderbilt of the License Agreement (the "Termination Agreement"). Per the Termination Agreement, the Company is no longer required to pay 3.75% of net sales for its Swing-Assist Microprocessor-Controlled Knee ("SA-MPK") licensed patent products and a minimum annual royalty of $75 due on or before July 31, 2028 and $100 per year thereafter until February 15, 2041. Under the Termination Agreement, should, to the extent Vanderbilt successfully licenses the rights of the SA-MPK technology to a third-party, Vanderbilt will pay the Company 50% of Vanderbilt's share of any net revenues attributable to the rights received from such future license agreement until $100 has been paid to the Company. As a result of the overall uncertainty of the future revenues, the Company performed an impairment assessment of the intangible asset as of March  31, 2025. In estimating the fair value of the asset, the Company utilized the undiscounted cash flow model, dependent on the primary assumption of forecasted revenues from the quoted market price of the Termination Agreement, which led to a $180 impairment loss recognized for the asset in the period, and reduced the asset balance to $0. The impairment loss was included as a component of operating expenses, under the caption "General and administrative," in the consolidated statement of operations and comprehensive loss for the year ended December  31, 2025.

The Company determined no impairment existed for its other intangible assets for the three months ended March 31, 2025.

The estimated future amortization expenses related to definite-lived intangible assets as of March 31, 2026 were as follows:

Fiscal Year	Amount
2026 - remainder	$247
2027	330
2028	330
2029	330
2030	307
2031 and thereafter	134
Total	$1,678

Amortization expense related to the acquired definite-lived intangible assets was $82 and $82 for the three months ended March 31, 2026 and 2025, respectively, and was included as a component of cost of revenue ($78 and $78, respectively) and operating expenses ($4 and $4, respectively) in the condensed consolidated statement of operations and comprehensive loss.

9.         Notes Payable, net

B. Riley Promissory Note

On September 12, 2025, the Company entered into a Secured Promissory Note and Security Agreement (the “B. Riley Promissory Note”) with B. Riley Commercial Capital, LLC ("B. Riley") as lender. The B. Riley Promissory Note provides for a secured term loan in an aggregate principal amount of up to $2,000. The Company is using the net proceeds from the B. Riley Promissory Note for working capital for operations and other general corporate purposes. The loan matures on the earlier of the receipt of at least $2,400 in net proceeds from the sale of the equity interests of the Company from new equity investors (a “Qualified Financing”), or September 14, 2026 (the “Maturity Date”). The Company has received a waiver under the B. Riley Promissory Note such that the business combination pursuant to the Contribution and Exchange Agreement dated as of February 15, 2026 and certain related transactions do not constitute an Event of Default (as defined under the B. Riley Promissory Note).

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

The obligations under the B. Riley Promissory Note are required to be guaranteed by Ekso Bionics, Inc., a Delaware corporation and subsidiary of the Company (the "Subsidiary"), and secured by substantially all of the personal property of the Company and the Subsidiary. The B. Riley Promissory Note also contains customary affirmative and negative covenants, including negative covenants limiting the ability of the Company and the Subsidiary to, among other things, incur debt, grant liens, dispose of assets, and make certain restricted payments, in each case, subject to limitations and exceptions set forth in the B. Riley Promissory Note. As of March 31, 2026, the Company was compliant with all covenants.

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

The following table presents the principal amount, debt premium and Exit Fee, and carrying value of the Company's B. Riley Promissory Note as of  March 31, 2026, which were classified as current:

March 31, 2026
Principal	$2,000
Debt premium and Exit Fee	75
Net carrying amount	$2,075

The effective interest rate for the period from the date of issuance through  March 31, 2026 was 22.6%. The debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan. Since the Exit Fee is mandatory, it was included in the cash flows used to apply the effective interest method and will result in an additional liability of $200 upon loan repayment. The following table sets forth the total interest expense recognized for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Contractual interest expense	$50
Accretion of debt discount and Exit Fee	67
Total interest expense	$117

As of March 31, 2026, the B. Riley Promissory Note had accrued interest of $110.

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

The debt issuance costs and debt discounts combined with the stated interest resulted in an effective interest rate of 7.64% for the three months ended March 31, 2025. The debt issuance costs and debt discounts were amortized to interest expense using the effective interest method over the life of the loan. Interest expense for the BoC Term Loan totaled $38 for the three months ended March 31, 2025. There were no comparable amounts for the three months ended March 31, 2026.

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

The Company recorded the Parker Hannifin Promissory Note of $4,055 in its condensed consolidated balance sheets under the captions Notes payable, current and Notes payable, net, estimating an implicit discount rate of 7.5% via reference to the interest charged on the Company's BoC Term Loan and other relevant economic factors present at the execution date of the Parker Hannifin Promissory Note. The amortization of debt discounts resulted in an effective interest rate of 6.63% and 6.86% for the three months ended March 31, 2026 and 2025, respectively. The debt discount is amortized to interest expense using the effective interest method over the life of the loan. Interest expense on the Parker Hannifin Promissory Note was $35 and $54 for the three months ended March 31, 2026 and 2025, respectively.

The following table presents scheduled principal payments of the Company's Parker Hannifin Promissory Note as of March 31, 2026:

Period	Amount
2026 - remainder	$938
2027	937
Total principal payments	1,875
Less debt discount	(105)
Notes payable, net	$1,770

Current portion	1,250
Long-term portion	520
Notes payable, net	$1,770

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

The Company's operating lease agreement for its service facility in Brecksville, Ohio (the "Ohio Lease") commenced in June 2024 and expires in July 2027. In the second half of 2025, the Company transitioned manufacturing of its Ekso Indego Therapy and Ekso Indego Personal products from its facility in Brecksville, Ohio to its facility in San Rafael, California. In March 2026, in connection with the Company's consolidation of manufacturing and servicing of its Ekso Indego products to San Rafael, California, the Company fully vacated the Brecksville, Ohio facility.

The Company has determined that the Ohio Lease constitutes an operating lease under ASC 842 and estimates the lease term as July 2024 through July  2027. Fixed lease payments for identified lease components over the identified term were discounted at the Company's estimated incremental borrowing rate as of the date of contract execution and are reflected in the condensed consolidated balance sheets under the captions Lease liabilities, current and Lease liabilities. As of March 2026, the Company determined that the Ohio Lease was abandoned under ASC 842, as the Company ceased use of the Brecksville, Ohio facility and has  no immediate prospects for subleasing the office space. In accordance with ASC 360- 10, Impairment and Disposal of Long-Lived Assets, the Company performed a recoverability test and determined that the full carrying amount of the associated right-of-use asset was not recoverable. Consequently, the Company recognized a non-cash impairment loss of $89 for the three months ended March 31, 2026, which is included as a component of operating expenses, under the caption "General and administrative," in the condensed consolidated statement of operations and comprehensive loss.

In March 2026, following the abandonment and impairment of the right-of-use asset, the Company no longer recognizes a straight-line monthly rent expense, which was recorded as equal to the sum of all fixed lease payments divided by the number of months in the lease term. Instead, the Company continues to recognize the lease liabilities, with subsequent interest accretion recognized as interest expense and the lease payments reducing the lease liabilities. Prior to the impairment loss, the corresponding right of use asset was reflected in the consolidated balance sheets under the caption Right-of-use assets as of December 31, 2025. Non-lease components, such as operating costs, are excluded from the lease liability calculation and expensed as incurred.

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

The Company’s future lease payments as of March 31, 2026, which are presented as Lease liabilities, current and Lease liabilities on the Company’s condensed consolidated balance sheets are as follows:

Periods	Operating Leases
2026 - remainder	$342
2027	77
2028	36
2029	36
2030	12
Total lease payments	503
Less: imputed interest	(31)
Present value of lease liabilities	$472

Weighted-average remaining lease term (in years)	1.67
Weighted-average discount rate	8.3%

Lease expense under the Company’s operating leases was $115 and $157 for the three months ended  March 31, 2026 and 2025, respectively.

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

Summary

The Company’s authorized capital stock as of  March 31, 2026 and  December 31, 2025 consisted of 141,429 shares of common stock and 10,000 shares of preferred stock. The authorized capital was not reduced in connection with the Reverse Stock Split. As of March 31, 2026 and December 31, 2025, there were 3,563 and 3,559 shares of common stock issued and outstanding, respectively, and 6 and 0 shares of preferred stock issued and outstanding, respectively.

January 2026 Private Placement

On January 20, 2026, the Company entered into securities purchase agreements (collectively, the “Purchase Agreements”) with certain institutional and accredited investors (the "Purchasers") pursuant to which the Company agreed to issue and sell, in a private placement (the “January 2026 Private Placement”), (i) an aggregate of 5.9 shares of the Company’s newly designated Series B Convertible Preferred Stock, with a stated value (the “Stated Value”) of $1,000 per share (the “Series B Preferred Stock”) convertible into an aggregate of 712 shares (the “January 2026 Conversion Shares”) of common stock of the Company, at a conversion price of $8.22 per share, at the holder's option and subject to certain customary adjustments, and (ii) warrants (the “January 2026 Private Placement Warrants”) to purchase up to an aggregate of 356 shares of the Company's common stock at an exercise price of $8.22 per share. Pursuant to the Purchase Agreements and subject to limited exceptions, Purchasers may not transfer or execute any short sales involving the Series B Preferred Stock, January 2026 Warrants, January 2026 Conversion Shares and shares of the Company's common stock underlying the January 2026 Warrants until the earlier of (x) six months following the closing of the January 2026 Private Placement and (y) two trading days after the Company consummates a change of control. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to liquidation preferences and participating dividends and ranks junior to the Company’s indebtedness.

The closing of the January 2026 Private Placement took place on January 22, 2026. The Company received net proceeds of approximately $5,265, after deducting placement agent fees and offering expenses paid by the Company. The Company is using the net proceeds from the January 2026 Private Placement for working capital and general corporate purposes.

In connection with the January 2026 Private Placement, the Company issued to Lake Street Capital Markets, LLC a warrant (the “January 2026 Placement Agent Warrant”) to purchase up to 14 shares of the Company's common stock, at an exercise price equal to $8.22 per share.

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

At the Market Offering

In October 2020, the Company entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC (the "Agent"), under which the Company may issue and sell shares of its common stock, from time to time, to or through the Agent. Offers and sales of shares of common stock by the Company through the Agent may be made by any method deemed to be an “at the market offering” as defined under SEC Rule 415 or in privately negotiated transactions, subject to certain conditions. Such shares may be offered pursuant to the registration statement on Form S-3 (File No. 333-272607) (the “Registration Statement”), which was declared effective by the SEC on June 20, 2023, and a related prospectus supplement filed with the SEC on July 28, 2023 (the “ATM Prospectus”). Pursuant to the Registration Statement and the ATM Prospectus, shares having an aggregate offering price of up to $5,000 may be offered and sold, subject to certain SEC rules limiting the amount of shares of the Company’s common stock that may be sold by the Company under the Registration Statement. On October 28, 2025, the Company terminated the ATM Prospectus. As a result, the Company expensed deferred issuance costs of $125 related to the ATM Agreement during the year ended December 31, 2025. For the comparable period, the Company did not sell any shares under the ATM Agreement during the three months ended  March 31, 2025.

Series B Convertible Preferred Shares and Warrants

January 2026 Series B Preferred Stock

The Series B Preferred Stock includes optional redemption rights, of which: (i) holders may require cash redemption at the Stated Value upon the suspension of the Company's common stock from trading on its principal trading market for a certain time period or the common stock failing to be listed on its principal trading market, and (ii) at any time after January 22, 2027, the Company or holders may redeem all or a portion of the shares at the Stated Value, subject to certain exceptions.

While the Series B Preferred Stock meets the equity classification criteria, the redemption features, particularly the time-based redemption right, make it probable of becoming redeemable. Accordingly, the Series B Preferred Stock is classified as Temporary equity (or mezzanine equity) in the Company's condensed consolidated balance sheet as of March 31, 2026.

Allocation of January 2026 Private Placement Proceeds

The Company determined the fair value of the Series B Preferred Stock to be $7,453 and the fair value of the January 2026 Private Placement Warrants to be $2,053, which were valued using the Binomial Lattice model as of the  January 2026 Private Placement issuance date. The Company used the residual method to allocate the $5,852 gross proceeds of the Series B Preferred Stock and the January 2026 Private Placement Warrants, resulting in $3,799 allocated to the Series B Preferred Stock and $2,053 allocated to the January 2026 Private Placement Warrants. The total transaction costs of approximately $670, which include the January 2026 Placement Agent Warrant value of $83, have been allocated using the relative fair values of the Series B Preferred Stock and the January 2026 Private Placement Warrants. The issuance costs allocated to the Series B Preferred Stock of $525 are accounted for as a reduction to the allocated gross proceeds, and the issuance costs allocated to the January 2026 Private Placement Warrants of $145 are expensed. As such, the net carrying amounts recorded at the January 2026 Private Placement issuance date were $3,274 for the Series B Preferred Stock (classified as temporary equity) and $2,053 for the January 2026 Private Placement Warrants (classified as a warrant liability). Additionally, the January 2026 Placement Agent Warrant value of $83 was recorded as a warrant liability and was valued using the Black-Scholes model as of the January 2026 Placement Agent Warrant issuance date. See January 2026 Warrants below for information regarding the liability classification of such warrants.

The Series B Preferred Stock is being accreted to its full redemption value of $5,852 over the one-year period ending January 20, 2027, using the effective yield method. Accretion is classified and recorded as a deemed dividend, which increases loss available to common stockholders used for the basic and diluted net loss per common share calculation.

The following table presents the accretion and carrying amount of the Series B Preferred Stock as of  March 31, 2026:

January 2026 Private Placement Issuance date (January 22, 2026)	$3,274
Accretion of carrying value to redemption value	376
Carrying value at March 31, 2026	$3,650

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Warrants outstanding as of March 31, 2026 and  December 31, 2025 were as follows:

Source	Exercise Price	Remaining term (Years)	December 31, 2025	Issued	Expired	Exercised	March 31, 2026
January 2026 Placement Agent Warrant	$8.22	5.3	—	14	—	—	14
January 2026 Private Placement Warrants	$8.22	5.3	—	356	—	—	356
October 2025 Placement Agent Warrant	$4.81	4.6	15	—	—	—	15
March 2025 Inducement Warrant *	$6.36	4.0	700	—	—	—	700
September 2024 Series A Warrants	$15.00	3.4	73	—	—	—	73
2021 Warrants	$192.19	—	18	—	(18)	—	—
			806	370	(18)	—	1,158

(*) The Inducement Warrant became exercisable upon the Stockholder Approval Date and may be exercised following such date through May 16, 2030.

No warrants were exercised during the three months ended March 31, 2026, compared to 824 warrants exercised during the same period of 2025. The weighted average exercise price of the warrants outstanding as of  March 31, 2026 was $7.48.

January 2026 Warrants

In January 2026, the Company issued the  January 2026 Private Placement Warrants to purchase up to an aggregate of 356 shares of the Company's common stock at an exercise price of $8.22 per share. Each January 2026 Private Placement Warrant is exercisable starting on July 22, 2026, subject to certain conditions set forth in the January 2026 Private Placement Warrants, including that the holder does not at the time of such exercise hold any shares of the Series B Preferred Stock or the January 2026 Conversion Shares.

On January 22, 2026, in connection with the January 2026 Private Placement, the Company issued to Lake Street Capital Markets, LLC the  January 2026 Placement Agent Warrant to purchase up to 14 shares of the Company's common stock, at an exercise price equal to $8.22 per share, in substantially the same form as the January 2026 Private Placement Warrants.

The exercise price of the January 2026 Private Placement Warrants is subject to adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Company's common stock. The January 2026 Private Placement Warrant may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of common stock determined according to the formula set forth in the January 2026 Private Placement Warrant. However, subject to limited exceptions, a January 2026 Private Placement Warrant holder will not have the right to exercise any portion of such holder’s January 2026 Private Placement Warrant if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of the Company's common stock in excess of 9.99% (or 19.99% on an aggregate basis with all of the other Purchasers in the January 2026 Private Placement) of the shares of the Company's common stock then outstanding and/or the then combined voting power of all of the Company’s securities immediately after giving effect to such exercise.

The January 2026 Private Placement Warrants and the January 2026 Placement Agent Warrant are classified as warrant liabilities due to not being indexed to the Company's common stock. These warrant liabilities were measured at fair value upon issuance and are remeasured to fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. See Allocation of January 2026 Private Placement Proceeds above for information regarding the valuation of such warrants. The following assumptions were used in the valuations to measure the fair value of the January 2026 Private Placement Warrants and the January 2026 Placement Agent Warrant:

January 2026 Private Placement Warrants

	March 31, 2026	January 20, 2026
Current share price	$10.65	$8.22
Exercise price	$8.22	$8.22
Risk-free interest rate	3.94%	3.90%
Expected term (years)	5.31	5.50
Volatility of stock	80.0%	85.0%

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

January 2026 Placement Agent Warrant

	March 31, 2026	January 20, 2026
Current share price	$10.65	$8.22
Exercise price	$8.22	$8.22
Risk-free interest rate	3.94%	3.90%
Expected term (years)	5.31	5.50
Volatility of stock	80.0%	85.0%

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

2021 Warrants

In February 2021, the Company issued warrants (the "2021 Warrants"), exercisable for up to 18 shares of the Company’s common stock at an exercise price of $192.19 per share. The 2021 Warrants were exercisable immediately and expired on February 11, 2026. The 2021 Warrants may be exercised, at the holder's discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) if there is not an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the underlying common stock, a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the 2021 Warrant. However, a holder will not be entitled to exercise any portion of the 2021 Warrants if the holder’s ownership of the Company’s common stock would exceed the Beneficial Ownership Limitation. The holder, upon notice to the Company, may increase the Beneficial Ownership Limitation to 9.99%, which increase shall not be effective until the 61st day after such notice is delivered to the Company.

The warrant liability related to the 2021 Warrants was measured at fair value upon issuance and at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the Black-Scholes model to measure the fair value of the 2021 Warrants:

	March 31, 2026	December 31, 2025
Current share price	N/A	$8.64
Conversion price	N/A	$192.19
Risk-free interest rate	N/A	3.73%
Expected term (years)	—	0.11
Volatility of stock	N/A	211.0%

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

12.         Stock-based Compensation

Shares available for grant

On May 16, 2025, the Company held its 2025 Annual Meeting of Stockholders (the "Annual Meeting") and ratified an amendment to the Company's Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan") to increase the total number of shares of common stock authorized for issuance by 153 shares. As of March 31, 2026, the total number of shares authorized for grant under the 2014 Plan was 468, of which approximately 1 were available for future grants.

Restricted Stock Units

The Company issues time-based restricted stock units (“RSUs”) to employees and non-employees. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair values of RSUs are determined based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the three months ended March 31, 2026 is summarized below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested as of December 31, 2025	86	$7.22
Granted	—	—
Vested	(4)	20.75
Forfeited	—	—
Unvested as of March 31, 2026	82	$6.55

The total grant-date fair value of RSUs that vested during the three months ended March 31, 2026 was $32. As of March 31, 2026, $173 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted average period of 1.12 years.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

Stock Options

The following table summarizes information about the Company's stock options outstanding as of March 31, 2026:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life (Years)	Value
Balance as of December 31, 2025	11	$344.11
Options cancelled	(1)	829.96
Balance as of March 31, 2026	10	$305.98	2.39	$—
Vested and expected to vest as of March 31, 2026	10	$305.98	2.39	$—
Exercisable as of March 31, 2026	10	$305.79	2.39	$—

No stock options were granted or exercised during the three months ended March 31, 2026 and 2025.

As no stock options were granted during the three months ended March 31, 2026 and 2025, there was no related weighted-average grant date fair value. The total grant date fair value of stock options vested during the three months ended March 31, 2026 and 2025 was $0.

As of March 31, 2026, total unrecognized compensation cost related to unvested stock options was $0.

Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss in general and administrative, research and development, or sales and marketing expenses, depending on the nature of the services provided. Stock-based compensation expense related to RSUs was recorded as follows:

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$14	$21
Research and development	2	19
General and administrative	98	210
	$114	$250

401(k) Plan Share Match

During the three months ended March 31, 2026, the Company paid $265 in cash to eligible employees’ deferral accounts for the Ekso Bionics 401(k) plan (the "401(k) Plan") matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the year ended December 31, 2025.

During the three months ended March 31, 2025, the Company issued 37 shares of common stock with a fair value of $236 to eligible employees’ deferral accounts for the 401(k) Plan matching contribution representing 50% of each eligible employee’s elected deferral (up to the statutory limit) for the year ended December 31, 2024. The expense, net for the 401(k) Plan share matching was $(25) for the three months ended March 31, 2025.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

13.         Income Taxes

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2026 and 2025, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year ending December 31, 2026.

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

The Company had purchase obligations primarily for purchases of inventory and manufacturing related service contracts totaling $1,385 as of March 31, 2026, which are expected to be paid within one year, and $874 as of December 31, 2025. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company has operating lease commitments totaling $503 payable over the lease terms of the San Rafael Lease, the Ohio Lease, and the Ratingen Lease as disclosed in Note 9. Lease Obligations.

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

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

15.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss applicable to common stockholders	$(6,885)	$(2,891)
Adjustment for deemed dividend in connection with equity financings (*, **)	(376)	(226)
Adjusted net loss used for basic and diluted calculation	$(7,261)	$(3,117)

Denominator:
Weighted-average number of common shares, basic and diluted	3,563	1,693

Net loss per common share:
Basic and diluted	$(2.04)	$(1.84)

(*) For the three months ended March 31, 2026, the deemed dividend represents the periodic accretion of the redeemable Series B Preferred Stock's carrying amount to its full redemption value of $5,852, which increases loss available to common stockholders used for the basic and diluted net loss per common share calculation. Refer to Note 11. Capitalization and Equity Structure – Series B Convertible Preferred Shares and Warrants for additional information regarding the January 2026 Series B Preferred Stock.

(**) For the three months ended March 31, 2025, the deemed dividend represents the Company's incremental fair value of the March 2025 Inducement Warrant over the gross proceeds received, which increases loss available to common stockholders used for the basic and diluted net loss per common share calculation. Refer to Note 11. Capitalization and Equity Structure – Series B Convertible Preferred Shares and Warrants for additional information regarding the March 2025 Inducement Warrant.

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended
	March 31,
	2026	2025
Options to purchase common stock	10	12
Restricted stock units	82	56
Convertible Series B Preferred Stock	712	—
B. Riley Promissory Note conversion option	243	—
Warrants for common stock	1,158	913
Shares held in abeyance	—	466
Total common stock equivalents	2,205	1,447

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

The Company’s CODM uses net loss as presented on the consolidated statements of operations and comprehensive loss to measure segment loss and assesses financial performance against expectations for the Company's single reportable segment to decide how to allocate resources. Additionally, the CODM reviews and uses segment expenses included in net loss to manage the Company’s operations and assess operating performance. The measure of segment assets is reported on the Company's consolidated balance sheets as total assets. The significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations and comprehensive loss. These significant segment expenses include cost of revenue, sales and marketing, research and development and general and administrative expenses. Other segment items that are presented on the consolidated statements of operations and comprehensive loss include interest expense, net, (loss) gain on revaluation of warrant liabilities, finance cost associated with warrant issuance, unrealized (loss) gain on foreign exchange and other expense, net.

Ekso Bionics Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
($ and share amounts in thousands, except per share amounts)
(Unaudited)

17.          Related Party Transactions

There were no related party transactions during the three months ended March 31, 2026 and 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this "Quarterly Report"), the “Company”, “we”, “its” and “our” refers to Ekso Bionics Holdings, Inc. and its wholly-owned subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which is incorporated herein by reference (the “Annual Report”).

This Quarterly Report contains forward-looking statements. These forward-looking statements include statements other than statements of historical facts contained or incorporated by reference in this Quarterly Report, including statements regarding (i) the plans and objectives of management for future operations, including those relating to the design, development, distribution and commercialization of exoskeleton products for humans, including for Nomad and BalanceTutor, (ii) the manufacturing of our products and strengthening of our supply chain, and potential opportunities for strategic partnerships, (iii) beliefs regarding the regulatory path for our products, including potential approvals required and timing of approvals, (iv) our future financial performance, including any such statement contained in a discussion and analysis of our financial condition by management or in our results of operations, (v) our beliefs regarding the potential for commercial opportunities, including for exoskeleton technology and our exoskeleton products, and for strategic partnerships, (vi) our beliefs regarding potential clinical and other health benefits of our medical devices, (vii) the actions we will take in seeking reimbursements from Centers for Medicare and Medicaid Services ("CMS") and the success of such actions, (viii) the timing and amounts of CMS reimbursement, (ix) our ability to grow and expand our Ekso Indego Personal Health market as we work to grow revenue in light of Medicare reimbursement from CMS of the Ekso Indego Personal, (x) our ability to obtain insurance coverage beyond CMS, (xi) our ability to obtain additional indications for products that cover the Ekso Indego Personal, (xii) the timing of executing large sales contracts, (xiii) our expectations regarding the timing and impact of impairment charges on the value of certain of our assets in future periods, (xiv) the impact and effects of the other risk factors on our business, results of operations or prospects, (xv) our evaluation of one or more strategic transactions, (xvi) statements regarding the Business Combination (as defined below), including the Closing (as defined below), the timing of the Business Combination and the structure of the Business Combination, (xvii) statements regarding ChronoScale (as defined below), including our intention to change our fiscal year to May 31st, and (xviii) the assumptions underlying or relating to any statement described in points (i) through (xvii) above. The words “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar expressions (including the negative of any of the foregoing) are intended to identify forward-looking statements.

The following factors, among others, including those described in the section titled “Risk Factors” included in our Annual Report, as updated and supplemented in this Quarterly Report under the heading “Part II – Item 1A. Risk Factors,” could cause our future results to differ materially from those expressed in the forward-looking information:

•	our ability to consummate the Business Combination;
•	the parties' ability to obtain regulatory approval for the Business Combination and the parties' inability to comply with regulations;
•	developments and changes in regulations;
•	our ability to operate as a standalone business if the Business Combination is not consummated;
•	higher than anticipated transaction costs;
•	our ability to obtain adequate financing to fund operations and to develop or enhance our technology;
•	our ability to generate sufficient cash flow to service our debt obligations;
•	our ability to obtain or maintain regulatory approval to market our medical devices;
•	our ability to complete clinical trials on a timely basis and that completed clinical trials will be sufficient to support commercialization of our products;
•

the anticipated timing, cost and progress of the development and commercialization of new products or services, and improvements to our existing products, and related impacts on our profitability and cash position;

•	our ability to effectively market and sell our products and expand our business, both in unit sales and product diversification;
•	our ability to achieve broad customer adoption of our products and services;
•	existing or increased competition;
•	our estimates regarding our current or future addressable market;
•	our ability to sell additional units, and, once sold, recognize the expected margins and revenue, using the reimbursement code for our Ekso Indego Personal device with CMS;
•	our significant losses to date and anticipated future losses;
•	our ability to obtain reimbursement from CMS in a timely manner and at the expected reimbursement levels or at all;
•	changes in CMS reimbursement processes;
•	our ability to obtain insurance coverage beyond CMS;
•	our ability to obtain additional indications of use for our devices;
•	rapid changes in technological solutions available to our markets;
•	volatility with our business, including long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter;
•	changes to our domestic or international sales and operations;
•	our ability to obtain or maintain patent protection for our intellectual property;
•	the scope, validity and enforceability of our and third-party intellectual property rights;
•	significant government regulation of medical devices and the healthcare industry;
•	our ability to receive regulatory clearance from certain government authorities, including any conditions, limitations or restrictions placed on such approvals;
•	our customers’ ability to get third-party reimbursement for our products and services associated with them and our ability to manage the complex and lengthy reimbursement process;
•	the potential for our products to be subject to voluntary or involuntary recall;
•	our product liability insurance may not adequately cover potential claims;
•	warrant claims and our accelerated maintenance program results in additional operating costs to us;
•	our failure to implement our business plan or strategies, including our expectation that CMS reimbursements will be a significant source of revenue;
•	our ability to successfully consummate acquisitions or dispositions, including in connection with any potential strategic transaction, on acceptable terms and to integrate any such acquisitions;
•	our early termination of leases, difficulty filling vacancies or negotiating improved lease terms;
•	our ability to retain or attract key employees;

•	scope, scale and duration of the impact of outbreaks of global health events;
•	stock volatility or illiquidity;
•	our ability to maintain adequate internal controls over financial reporting;
•	the impacts of foreign currency price fluctuations; and
•	overall economic and market conditions.

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

Starting in late 2025, we began marketing the MediTouch BalanceTutor to our Enterprise Health customers under an exclusive distribution agreement with MediTouch. The BalanceTutor rehabilitation system includes a patented multidirectional perturbation treadmill and multiple force and movement sensors that allow patients impacted by impaired balance to react to unanticipated disturbances while standing or walking. We believe that the BalanceTutor offers treatment options that are complementary to our rehabilitation exoskeletons and that the two can be used in combination for many patients. We expect to begin the sales and distribution of the BalanceTutor in the second quarter of 2026.

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

On April 11, 2024, CMS approved a payment level of approximately $91,000 for Medicare reimbursement of the Ekso Indego Personal, which took effect on April 1, 2024. CMS reimbursement creates the possibility that we will see increased demand for this device as we are able to more economically serve the larger U.S. patient population suffering from SCI. Specifically, as of December 31, 2025, according to the National Spinal Cord Injury Statistical Center ("NSCISC") in their 2026 SCI Data Sheet, approximately, an estimated 312,000 individuals are currently living with SCI and another 18,000 suffer from new SCI injuries each year. According to the NSCISC in their SCI Model Systems 2024 Annual Statistical Report, approximately 57% of individuals with SCI are enrolled in Medicare or Medicaid within five years post-injury.

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

Throughout 2025 and early 2026, we continued to make progress on developing the go-to-market program for our Personal Health products. Users of this technology are individuals living with an SCI who will either self-pay, or work through the currently established reimbursement programs involving worker’s compensation, VA, or Medicare. As in previous years, VA and worker’s compensation claims are well defined but traditionally are lower volumes. For Medicare, we have continued to develop our channel partner program consisting of O&P and DME partners, and through the three months ended March 31, 2026, our partners continue to work through the claims process with both existing and new submissions. To date, most reimbursements have involved an appeals process, and our partners continue to refine their programs to best meet the feedback learned through the appeals process. As this category of product is relatively new within CMS, we continue to take a measured approach with respect to the volume and timing of CMS reimbursement submissions, focusing on continued refinement and improvement of our candidate screening and submission documentation. The improvements in this process have resulted in an initial increase in our partners' CMS reimbursement submissions. In support of this effort, to date we have signed agreements with National Seating & Mobility for selling exclusivity into the Complex Rehabilitation Technology segment, with Bionic Prosthetics & Orthotics Group, a respected O&P provider serving 14 states, and with Ottobock Patient Care, a national provider of O&P services, and we continue to explore partnerships and pilots with other regional and national O&P suppliers that we believe will bear fruit in 2026 and beyond. In addition to this work, our expanded direct marketing efforts continue to develop a sales pipeline for the Ekso Indego Personal device. As of March 31, 2026, we had over 50 individuals who we believe qualify for potential reimbursement. We anticipate that many of these individuals will have their claims submitted to CMS by our partners over the next 12 months, though we expect our processes and procedures to continue to be refined as we continue to scale this sales channel over time. Given this ramp, we expect the majority of our revenue in 2026 will continue to come from Enterprise Health sales, but with Personal Health product sales contributing more quarter over quarter.

Another key part of our growth strategy is seeking insurance coverage beyond CMS and seeking additional indications of use for our products. Longer term, we believe that sales of our Personal Health products have the potential to be a significant growth driver for us as we work to gain coverage by other insurance providers, expand the products' indications of use beyond SCI and optimize our reimbursement submission processes.

Nomad is currently for sale in limited volumes in the Personal Health market for use in a non-Company-sponsored single clinical study. Subject to clinical and patient feedback from clinical trials, we expect to begin the general commercialization process for Nomad in late 2026.

Business Combination

On February 15, 2026, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly owned subsidiary of APLD Intermediate (“Contributor”), each a wholly owned direct or indirect subsidiary of Applied Digital Corporation, a Nevada corporation, and Applied Digital Cloud Corporation, a Nevada corporation, which at the time of the Closing (as defined below), will be a wholly owned subsidiary of Contributor (“Cloud”), for purposes of consummating a business combination (the “Business Combination”), as a result of which (i) Cloud will become our wholly owned subsidiary, (ii) we will, immediately after the consummation of the Business Combination (the “Closing”), continue as the parent of the combined company, (iii) we will change our name to ChronoScale Corporation, and (iv) we intend to change our fiscal year end to May 31 st.

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

The Contribution Agreement provides that the Closing is subject to certain conditions, including, among other things: (i) no order or law shall have been entered, adopted, enacted, issued, promulgated or enforced, in each case, by a governmental entity that prevents, enjoins, prohibits, restrains or makes illegal the consummation of the Business Combination or the other transactions contemplated by the Contribution Agreement; (ii) all requisite approvals or waivers as required by the terms of the Contribution Agreement shall have been obtained; (iii) we shall have cash and cash equivalents equal to at least $15,000,000; and (iv) our Second Amended and Restated Articles of Incorporation (the “Second Restated Articles”) shall have been duly adopted by all necessary corporate action on our part, filed with the Secretary of State of the State of Nevada, and shall be in full force and effect as of immediately prior to the Closing.

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

We are continuing to explore one or more strategic transactions with certain third parties with respect to our medical device business. There can be no assurances that any such transaction will occur.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our most critical accounting estimates include:

•	the standalone selling prices used to allocate the contract consideration to the individual performance obligations in our device sales arrangements, which impact revenue recognition;
•	the unobservable inputs and assumptions used by management in estimating the fair value of our convertible preferred stock and warrants, which impacts our financial condition;
•	the provision for credit losses on accounts receivable;
•	the valuation of inventory, which impacts gross profit margins;
•	the estimates made regarding the recoverability of our net deferred tax asset, which impacts our financial condition;
•	the fair value of the tangible and intangible assets acquired and liabilities assumed in our business combination;
•	future warranty costs;
•	accounting for leases; and
•	useful lives assigned to long-lived assets.

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

Convertible Preferred Stock and Warrants Valuation

In connection with equity financings, we generally account for convertible preferred stock as temporary equity and warrants as a component of equity (for additional information see Note 11. Capitalization and Equity Structure in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report). The fair values of these financial instruments have been determined using the Binomial Lattice model (the "Lattice Model"). The Lattice Model provides for assumptions regarding expected volatility, expected term, exercise price, risk-free interest rates, the value of the underlying security, and the probability of and likely timing of a specific event within the period to redemption or maturity. These values are subject to a significant degree of judgment. In addition to the aforementioned inputs, the Company’s common stock price represents a significant input that affects the valuation of such convertible preferred stock and warrants.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change

Revenue	$2,141	$3,375	$(1,234)	(37)%
Cost of revenue	1,067	1,569	(502)	(32)%
Gross profit	1,074	1,806	(732)	(41)%
Gross profit %	50%	54%

Operating expenses:
Sales and marketing	2,051	1,707	344	20%
Research and development	583	988	(405)	(41)%
General and administrative	4,058	2,551	1,507	59%
Total operating expenses	6,692	5,246	1,446	28%
Loss from operations	(5,618)	(3,440)	(2,178)	63%
Other (expense) income, net:
Interest expense, net	(143)	(72)	(71)	99%
(Loss) gain on revaluation of warrant liabilities	(727)	1	(728)	*
Finance cost associated with warrant issuance	(145)	—	(145)	*
Unrealized (loss) gain on foreign exchange	(239)	626	(865)	(138)%
Other expense, net	(13)	(6)	(7)	117%
Total other (expense) income, net	(1,267)	549	(1,816)	(331)%
Net loss	$(6,885)	$(2,891)	$(3,994)	138%

(*) Not meaningful

Revenue

Revenue decreased $1.2 million, or 37%, for the three months ended March 31, 2026, compared to the same period of 2025. The decrease in revenue was primarily driven by a decrease in the volume of Enterprise Health device sales across the Americas, EMEA and APAC regions.

Gross Profit and Gross Margin

Gross profit decreased $0.7 million for the three months ended March 31, 2026, compared to the same period of 2025, primarily driven by a decrease in revenues of our Enterprise Health devices across all of our geographical regions.

Gross margin decreased to 50% for the three months ended March 31, 2026, compared to a gross margin of 54% for the same period of 2025, primarily driven by fixed manufacturing costs in costs of goods in relation to the decrease of Enterprise Health sales.

Operating Expenses

Sales and marketing expenses increased $0.3 million, or 20%, for the three months ended March 31, 2026, compared to the same period of 2025. The increase was primarily due to higher bad debt expense related to one customer.

Research and development expenses decreased $0.4 million, or 41%, for the three months ended March 31, 2026, compared to the same period of 2025, primarily due to lower headcount and the absence of severance expense.

General and administrative expenses increased $1.5 million, or 59%, for the three months ended March 31, 2026, compared to the same period of 2025, primarily due to higher legal costs related to the Business Combination.

Total Other (Expense) Income, Net

Interest expense, net increased 99% for the three months ended March 31, 2026, compared to the same period of 2025. This increase is primarily related to interest expense related to the B. Riley Promissory Note and lower interest income from lower cash deposits, partially offset by lower interest expense related to the Parker Hannifin Promissory Note.

Loss on revaluation of warrant liabilities was $0.7 million for the three months ended March 31, 2026, and was associated with the revaluation of warrants issued in 2026. Gain on revaluation of warrant liabilities was de minimis for the three months ended March 31, 2025. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, stock price volatility, time to maturity, and the risk-free interest rate.

Finance cost associated with warrant issuance was $0.1 million for the three months ended March 31, 2026 was related to the issuance costs of the January 2026 Private Placement Warrants in connection with the January 2026 Private Placement. There was no comparable amount for the three months ended March 31, 2025.

Unrealized loss on foreign exchange for the three months ended March 31, 2026 was $0.2 million, compared to an unrealized gain on foreign exchange of $0.6 million for the same period of 2025. These unrealized gains and losses are primarily the result of foreign currency revaluations of our inter-company monetary assets and liabilities.

Liquidity and Capital Resources

As of March 31, 2026, $4.0 million of cash was held domestically and by our foreign subsidiaries. Cash consisted of bank deposits with third-party financial institutions. On January 12, 2026, we entered into an irrevocable standby letter of credit (the "letter of credit"), established by our primary operating bank, in favor of our third-party contract manufacturer, as the beneficiary, in the aggregate amount of $250 thousand, effective January 12, 2026 and expiring on January 12, 2027, unless otherwise extended or terminated. The purpose of the letter of credit is to provide financial security to the third-party contract manufacturer for inventory procurement and manufacturing obligations. As the letter of credit requires us to maintain a corresponding cash deposit with our bank, as of March 31, 2026, $0.3 million of cash must remain as restricted. After considering cash restrictions, effective unrestricted cash as of March 31, 2026 was approximately $3.7 million.

As of March 31, 2026, we had working capital of $5.0 million, compared to working capital of $5.4 million as of December 31, 2025. The decrease in working capital was primarily due to a lower accounts receivable balance, lower inventory balance, and a higher accounts payable balance, partially offset by a higher cash balance.

We have funded our operations primarily through the issuance and sale of equity securities and bank debt.

On January 22, 2026, we issued and sold (i) an aggregate of 5,852 shares of Series B Preferred Stock convertible into an aggregate of 711,922 shares of common stock issuable upon conversion of the Series B Preferred Stock at an initial conversion price of $8.22 per share and (ii) the January 2026 Private Placement Warrants, which are exercisable to purchase up to an aggregate of 355,960 shares of our common stock at an exercise price of $8.22 per share of common stock. We received net proceeds of approximately $5.3 million, after deducting placement agent fees and offering expenses paid by us. We are using the net proceeds from the January 2026 Private Placement for working capital and general corporate purposes. On January 22, 2026, in connection with the January 2026 Private Placement, we issued to Lake Street Capital Markets, LLC a warrant (the “January 2026 Placement Agent Warrant”) to purchase up to 14,238 shares of our common stock, at an exercise price equal to $8.22 per share.

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

Cash

The following table summarizes the sources and uses of cash for the periods stated (in thousands).

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(2,123)	$(1,965)
Net cash used in investing activities	—	(10)
Net cash provided by financing activities	4,952	3,529
Effect of exchange rate changes on cash	(5)	7
Net increase in cash	2,824	1,561
Cash and restricted cash at beginning of period	1,169	6,493
Cash and restricted cash at end of period	$3,993	$8,054

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $0.2 million, or 8%, for the three months ended March 31, 2026, compared to the same period of 2025, primarily due to higher legal costs, partially offset by cost savings in supply chain, manufacturing, and service, and efficiencies in operating activities including headcount reductions.

Net Cash Used in Investing Activities

Net cash used in investing activities was de minimis for the three months ended March 31, 2026 and 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $5.0 million, for the three months ended March 31, 2026 was related to net proceeds of $5.3 million from the January 2026 Private Placement, after deducting the transaction expenses paid by us, which were partially offset by $0.3 million of principal payments towards the Parker Hannifin Promissory Note.

Net cash provided by financing activities of $3.5 million for the three months ended March 31, 2025 was related to net proceeds of $3.8 million from the March 2025 Inducement Warrant after deducting the transaction expenses paid by us, which were partially offset by $0.3 million of principal payments towards the Parker Hannifin Promissory Note.

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

We expect that our operating cash requirements in the near term will continue to exceed cash provided by operations. As described in Note 1. Organization: Liquidity and Going Concern of the notes to our condensed consolidated financial statements, management believes that substantial doubt exists about our ability to meet cash requirements 12 months from the issuance of such financial statements, and such substantial doubt is not alleviated by our plans. We are seeking additional financing and evaluating financing alternatives in the near term in order to meet our cash requirements for the next 12 months. Management currently estimates that the Company's cash on hand as of March 31, 2026 will fund its operations into the early part of the third quarter of 2026.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2026, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
		Less than
	Total	One Year	1-3 Years	3-5 Years
B. Riley Promissory Note	2,400	2,400	—	—
Parker Hannifin Promissory Note	1,875	1,250	625	—
Facility operating leases	503	368	132	3
Purchase obligations	1,385	1,385	—	—
Total	$6,163	$5,403	$757	$3

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report.

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

On February 15, 2026, we entered into the Contribution Agreement. Subject to the satisfaction or waiver of the conditions set forth in the Contribution Agreement, Contributor will contribute all of its right, title and interest in and to 1,200 shares of the common stock of Cloud, constituting 100% of the issued and outstanding equity of Cloud, to us in exchange for 138,216,820 newly issued shares of our common stock (the “Exchanged Shares”). As a result of and upon the consummation of the Business Combination, Contributor is expected to own approximately 97% of the combined company’s outstanding equity before giving effect to the other transactions contemplated by the Contribution Agreement.

The Contribution Agreement provides that the Closing is subject to certain conditions, including, among other things: (i) no order or law shall have been entered, adopted, enacted, issued, promulgated or enforced, in each case, by a governmental entity that prevents, enjoins, prohibits, restrains or makes illegal the consummation of the Business Combination or the other transactions contemplated by the Contribution Agreement; (ii) all requisite approvals or waivers as required by the terms of the Contribution Agreement shall have been obtained; (iii) we shall have cash and cash equivalents equal to at least $15,000,000; and (iv) our Second Amended and Restated Articles of Incorporation (the “Second Restated Articles”) shall have been duly adopted by all necessary corporate action on our part, filed with the Secretary of State of the State of Nevada, and shall be in full force and effect as of immediately prior to the Closing.

The obligation of each party to consummate the Business Combination is also conditioned upon (i) performance and compliance by the other party in all material respects with its pre-Closing obligations and covenants under the Contribution Agreement; (ii) the accuracy of the representations and warranties of the other party as of the Closing (subject to customary materiality qualifiers); (iii) in both Cloud’s and our case, the absence of a continuing material adverse effect with respect to the other party; (iv) in Cloud’s case, that (a) a private placement transaction for gross proceeds of an amount to be determined by APLD Intermediate and on terms acceptable to APLD Intermediate, shall have been consummated concurrently with the Closing, (b) certain third-party consents as required by the terms of the Contribution Agreement shall have been obtained, (c) the Nasdaq listing application shall have been submitted and approved, (d) the Investor Rights Agreement shall be in full force and effect at Closing, and (e) certain tail insurance policies as described in the Contribution Agreement have been bound, paid for and in effect.

While it is currently anticipated that the Business Combination will be consummated in the second quarter of 2026, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an event, development or change will not transpire that could delay or prevent these conditions from being satisfied. If the Business Combination is consummated, the combined company will be subject to risks related to, among other things, ChronoScale’s ability to successfully integrate our market opportunities, technology, personnel and operations and to achieve expected benefits, including the possibility that the expected strategic benefits from the transaction will not be realized or will not be realized within the expected time period or that general economic conditions or updated accounting or regulatory requirements could have a material adverse effect on the combined business after the Closing.

If the Business Combination is not consummated for any reason, the trading price of our common stock may decline, and we may also be subject to additional risks if the Business Combination is not completed, including:

•	we expect to have limited cash resources available to fund our ongoing operations, even after giving effect to our recent fundraising efforts. In such circumstances, our available liquidity would be insufficient to sustain operations for the next twelve months;
•	incurring substantial costs related to the Business Combination, such as financial advisory, legal, accounting and other professional services fees that have already been incurred or will continue to be incurred until and following the Closing;
•	we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•	the requirement in the Contribution Agreement that, unless the Contribution Agreement is terminated in accordance with its terms, we shall pay, at the Closing, all fees and expenses of the parties, including the fees and expenses of advisers, counsel, accountants and other experts, if any, as well as all other out-of-pocket expenses incurred by such parties in connection with the negotiation, preparation, execution, and delivery of the Contribution Agreement. If the Contribution Agreement is terminated in accordance with its terms, each party shall be responsible for its own expenses, and APLD Intermediate and Contributor shall be responsible for any expenses incurred by Cloud;
•	limitations on our ability to attract and retain key personnel;
•	reputational harm, including relationships with investors, customers, and business partners due to the adverse perception we are pursuing a line of business that is unrelated to our existing business and of any failure to successfully complete the Business Combination; and
•

potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Business Combination completed.

Absent the Business Combination, we do not believe there is a reasonable prospect for our business to achieve or sustain profitability or positive cash flow in the near term without significant additional capital fundraising. Any such financing, if available at all, would likely be on terms that are difficult and highly dilutive to existing stockholders and could include the issuance of substantial amounts of equity, convertible securities, or other instruments with preferential rights. There can be no assurance that we would be able to obtain additional financing on acceptable terms, or at all. If we are unable to secure sufficient funding, we may be forced to liquidate assets, restructure, seek bankruptcy protection, or otherwise wind down our operations, which could result in a complete loss of stockholders’ investment.

Our stockholders will be significantly diluted from the issuance of the Exchanged Shares and any other issuances in connection with the Business Combination, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

The consummation of the Business Combination will cause significant dilution to our stockholders. As a result of and upon the consummation of the Business Combination, Contributor is expected to own approximately 97% of the combined company’s outstanding equity and our legacy stockholders will own approximately 3% of the combined company’s outstanding equity before giving effect to the other transactions contemplated by the Contribution Agreement, assuming full conversion of the Series B Preferred Stock, full vesting of outstanding director restricted stock units that are expected to vest upon the Closing in accordance with their terms and the issuance of $15.0 million shares of our common stock in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), at an assumed price per share of $11.81, the closing price of the common stock on March 12, 2026 (which is subject to change). The issuance of the Exchanged Shares or such other securities, or the perception that such issuances could occur, could depress the market price of our common stock.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2023)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 26, 2023)

3.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 22, 2026)

3.4	Amendment No. 1 to the Amended and Restated Bylaws of Ekso Bionics Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 23, 2026)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2026)

10.1	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2026)

10.2#	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 22, 2026)

10.3#*	Contribution and Exchange Agreement, dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., APLD ChronoScale HoldCo LLC, APLD Intermediate HoldCo LLC, and Applied Digital Cloud Corporation (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 23, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Ekso Bionics Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”):

• unaudited condensed consolidated balance sheets;
• unaudited condensed consolidated statements of operations and comprehensive income (loss);
• unaudited condensed consolidated statements of stockholders’ equity;
• unaudited condensed consolidated statement of cash flows; and
• notes to unaudited condensed consolidated financial statements.
101.ins	Inline XBRL Instant Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits and schedules in this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ekso Bionics Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKSO BIONICS HOLDINGS, INC.

Date: April 28, 2026	By:	/s/ Scott G. Davis
Scott G. Davis
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2026	By:	/s/ Jerome Wong
Jerome Wong
Chief Financial Officer
(Principal Financial and Accounting Officer)