Form 10-K
period 2026-05-31
ChronoScale Holdings Corp
filed 2026-08-19
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-31968

CHRONOSCALE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada				42-3357005
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

2440 Sand Hill Road,	Suite 400,	Menlo Park,	California	94025
(Address of Principal Executive Offices)				(Zip Code)
(650) 977-4969
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CHRN	Nasdaq Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $15,551,441, based on the closing price of the registrant’s common stock on November 28, 2025.
The registrant had outstanding 145,637,452 shares of common stock as of August 18, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended May 31, 2026, are incorporated by reference in Part III of this Form 10-K.

Part I
FORWARD LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. You can identify these forward-looking statements through our use of words such as “will,” “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions, or state other “forward-looking” information.
These statements are based on our management’s beliefs and assumptions, which are based on currently available information. Our actual results, and the assumptions on which we relied, could prove materially different from our expectations. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. There are a number of important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:
•difficulties and delays in integrating the combined business resulting from the Business Combination (as defined below);
•the possibility that the anticipated benefits of the Business Combination are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies;
•customer concentration (including an inability to renew existing customer agreements) and the impact that the loss of, or a material reduction in business from, any significant customer could have on our business, financial condition and results of operations;
•limitations on our ability to attract and retain key personnel, including our executive officers and members of the board of directors;
•changes in operational and capital plans;
•higher than expected costs and expenses;
•unexpected future capital expenditures;
•economic and competitive conditions;
•the success of our risk management activities, including any failure by the Company to implement and maintain effective internal controls;
•litigation, including the potential litigation concerning the Business Combination;
•our ability to complete on acceptable terms or at all, the planned divestiture of our Legacy Ekso Business (as defined below) and to realize the expected benefits of focusing our operations on our Cloud Business (as defined below);
•cash flow and access to capital;
•conditions in the debt and equity capital markets, including the availability and costs of financing to fund our operations; and
•uncertainties related to market conditions.
The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis.
Item 1. Business
Overview
We operate our business through two wholly-owned subsidiaries: ChronoScale Corporation, a Nevada corporation (f/k/a Applied Digital Cloud Corporation, a Nevada corporation) (“Cloud”), and Ekso Bionics, Inc., a Delaware corporation (“Legacy Ekso”). Following the Holding Company Transaction (as defined and described below), Applied Digital Cloud Corporation changed its name to ChronoScale Corporation. All references to “Cloud” prior to the Holding Company Transaction are to Applied Digital Cloud Corporation and after the Holding Company Transaction, to ChronoScale Corporation. Through Cloud, we have been providing cloud services to customers at third-party colocation centers located in Colorado, Minnesota and Utah, such as artificial intelligence and machine learning developers, seeking to develop their advanced products (the “Cloud Business”). Customers pay a fixed rate in exchange for an energized space supported by Cloud-provided equipment. Through Legacy Ekso, we design, develop, and market exoskeleton and complementary products that augment human strength, endurance, and mobility (the “Legacy Ekso Business”). On May 29, 2026, our Board of Directors (the “Board”) committed to a plan to divest the Legacy Ekso Business and focus operations solely on our Cloud Business, which plan was publicly announced on June 4, 2026. We expect to complete the divestiture of Legacy Ekso during fiscal year 2027. As such, our Legacy Ekso Business has been designated as “held for sale.”
Recent Developments
On May 5, 2026, we consummated the previously announced business combination transaction (the “Business Combination”) contemplated by that certain Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”), dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., a Nevada corporation (“Ekso”), APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly-owned subsidiary of APLD Intermediate (“Contributor”), each a wholly-owned direct or indirect subsidiary of Applied Digital Corporation, a Nevada corporation (“Applied Parent”), and Cloud, which immediately prior to the consummation of the Business Combination (the “Closing”) was a wholly-owned indirect subsidiary of Applied Parent and a direct subsidiary of Contributor. Upon the Closing, Ekso changed its name to “ChronoScale Corporation” and Cloud became a wholly-owned subsidiary of Ekso. Following the Closing, we operated in two distinct business segments: the Cloud Business, which operated through Cloud, and the Legacy Ekso Business, which operated through Legacy Ekso, which is a direct wholly-owned subsidiary of Ekso.
On May 29, 2026, our Board determined that the Legacy Ekso Business met the criteria to be classified as “held for sale” on our consolidated balance sheets as the Board committed to a plan to divest Legacy Ekso and the Legacy Ekso Business to focus our operations solely on the Cloud Business. The divestiture of Legacy Ekso and the Legacy Ekso Business, which was previously included as a reportable segment, represents a strategic shift in our operations and financial results and as such, we have excluded the results of this business from continuing operations and presented them in discontinued operations on the consolidated statements of operations for all periods presented in our audited consolidated financial statements included in this Annual Report on Form 10-K.
On July 1, 2026, ChronoScale Corporation completed a holding company formation transaction (the “Holding Company Transaction”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of July 1, 2026, by and among ChronoScale Corporation, ChronoScale Holdings Corporation (“ChronoScale Holdings”), and CHRN Merger Sub Inc. (“Merger Sub”).The Holding Company Transaction was effected as a corporate restructuring under Section 92A.134 of the Nevada Revised Statutes. As part of the Holding Company Transaction, ChronoScale Corporation contributed all of the outstanding equity interests of its wholly-owned subsidiary, Cloud, to ChronoScale Holdings pursuant to a contribution agreement, resulting in Cloud becoming a direct, wholly-owned subsidiary of ChronoScale Holdings. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into ChronoScale Corporation, with ChronoScale Corporation continuing as the surviving corporation and a wholly-owned direct subsidiary of ChronoScale Holdings. As a result of the

Holding Company Transaction, ChronoScale Holdings became the public company parent of and successor issuer to ChronoScale Corporation, and ChronoScale Corporation subsequently converted from a Nevada corporation to a Nevada limited liability company and changed its name to “ChronoScale Intermediate LLC.” In addition, Applied Digital Cloud Corporation changed its name to “ChronoScale Corporation.” The holding company structure better reflects our individual operating businesses, allows for and can accommodate future growth from internal operations and generally provides for greater administrative and operational flexibility.
On August 6, 2026, we changed our principal place of business to 2440 Sand Hill Road, Suite 400, Menlo Park, California 94025.
On August 6, 2026, we entered into a two-year strategic partnership with Microsoft to support the planned deployment of approximately 50 megawatts of AI compute capacity. The deployment is expected to utilize NVIDIA GB300 systems and advanced liquid-cooling infrastructure designed to support high-density, next-generation artificial intelligence and accelerated compute workloads. Upon projected completion in the first calendar quarter of 2027, the deployment is expected to expand our available compute capacity and further strengthen our position as a provider of high-performance digital infrastructure supporting AI and cloud computing applications. The deployment is subject to our ability to obtain financing on favorable terms and other customary development, construction, and operational conditions and milestones, for which there could be penalties and other credits available to our counterparty if we do not meet or perform. Please see “Risk Factors—Risks Relating to Our Business and Operations” for additional information.
Unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Ekso Bionics Holdings, Inc. prior to the Business Combination, ChronoScale Corporation following the Business Combination and ChronoScale Holdings following the Holding Company Transaction. Following the Holding Company Transaction, the Cloud Business operates through ChronoScale Corporation, and the Legacy Ekso Business operates through Legacy Ekso, which is a direct wholly-owned subsidiary of ChronoScale Intermediate LLC (f/k/a ChronoScale Corporation).
Cloud Business
Our Cloud Business provides graphics processing unit (“GPU”) computing solutions that enable customers to execute critical workloads related to artificial intelligence (“AI”), machine learning (“ML”), rendering, and other High Performance Computing (“HPC”) tasks at scale in a capacity-constrained market. Our Cloud Business was among the first platforms to deploy NVIDIA's H100 GPUs, demonstrating our ability to source, integrate, and operate next-generation GPU infrastructure ahead of broader market adoption. Our Cloud Business currently operates in three states: Colorado, Minnesota, and Utah, by renting space at third-party colocation centers and providing our customer with company-owned equipment to generate revenue. As of May 31, 2026, Cloud had one customer, Together AI, which utilizes GPU capacity across all three of our colocation centers, pursuant to a master terms of service agreement originally entered into in December 2023 (as amended to date, the “Together AI Agreement”). The Together AI Agreement was most recently renewed effective March 1, 2026 for an initial term of twelve months, after which it automatically renews for successive sixty-day periods unless either party provides prior written notice of termination. Pursuant to the terms of the Together AI Agreement, we provide Together AI with access to dedicated NVIDIA H100 GPU infrastructure across multiple clusters totaling approximately 6,144 GPUs. Our services are priced at a fixed, per-GPU per-hour rate which is billed and paid monthly. All fixed, per-GPU per-hour compute usage fees are subject to change. For the year ended May 31, 2026, revenue from our Cloud Business accounted for approximately 99.5% of our total revenue. Please see “Risk Factors—Risks Relating to the Cloud Business and Operations” for additional information.
Additionally, we have secured contracts with colocation service providers to ensure secure space and energy for our Cloud Business. During the fiscal year ended May 31, 2025, we renegotiated the majority of our computing equipment finance leases to extend the amortization period on these computing equipment finance leases to five years, which is better aligned with their expected useful life. Subsequent to the year ended May 31, 2025, we further renegotiated the majority of our finance leases to extend the duration of the lease agreements, thus extending finance lease payments through fiscal year 2028.
We currently rely on one major supplier, Nvidia, for the GPU chips we offer, and plan to rely on another major supplier, AMD. Our strong relationships with our suppliers support our ability to consistently provide the latest and most advanced GPU technology available in the marketplace. As of May 31, 2026, we have deployed a total of 6,144 GPUs. As our Cloud Business moves forward, we expect to acquire and deploy additional GPUs and increase revenue.

We maintain additional deployable capacity at each of our Colorado, Minnesota and Utah locations beyond the currently contracted capacity. In the near term, we intend to offer this available capacity both to our existing customer and to prospective customers with similar high-performance computing requirements, including AI and machine learning developers, model training providers, and enterprises deploying inference workloads. We expect to offer this capacity through two consumption models: (i) GPU-as-a-Service (as defined below), under which customers receive dedicated access to GPU-accelerated infrastructure on a contracted basis, and (ii) our Token Factory (as defined below) offering, a managed inference platform under which customers consume compute on a usage-based, per-token basis without directly managing the underlying hardware. We believe offering both dedicated infrastructure and managed inference consumption models broadens our addressable customer base, improves utilization of our deployed capacity, and may reduce customer concentration over time.
Legacy Ekso Business — Discontinued Operations
Our Legacy Ekso Business designs, develops, and markets exoskeleton and complementary products that augment human strength, endurance, and mobility. The primary end market for our exoskeleton technology has been the healthcare sector, where our technology primarily serves people with physical disabilities or impairments in both physical rehabilitation and mobility. We have generated the majority of Legacy Ekso's sales from our enterprise health products, which focus on neurological rehabilitation solutions in clinical settings. The Legacy Ekso Business includes a portfolio of robotic exoskeleton products and related services focused on rehabilitation, personal mobility, and industrial applications.
On May 29, 2026, our Board determined that the Legacy Ekso Business met the criteria to be classified as “held for sale” on our consolidated balance sheets as the Board committed to a plan to divest Legacy Ekso and the Legacy Ekso Business to focus our operations solely on the Cloud Business. We expect to complete the divestiture of the Legacy Ekso Business during fiscal year 2027.
Our Growth Strategy
Our growth strategy for the Cloud Business is centered on a four-layer platform that integrates infrastructure, compute, AI platform capabilities, and implementation services. Our deployment and expansion of these platform layers are forward-looking in nature and are not yet reflected in our results of operations for the fiscal year ended May 31, 2026.
NCP (Infrastructure Layer)
Our infrastructure layer, referred to as our NeoCloud Platform (“NCP”), is expected to consist of leased data centers, secured power capacity, and network connectivity. This layer will provide the physical foundation required to support AI computing workloads.
Our strategy is to operate and manage this infrastructure, including third-party and/or affiliate colocation facilities, power resources, and network fabric available through our leased data center arrangements, which we believe are critical and supply-constrained inputs for large-scale AI deployment. We seek to design the infrastructure with redundancy across power, cooling, and connectivity to support reliability and continuous operation.
GPU-as-a-Service (Compute Layer)
On top of our infrastructure base, we expect to provide GPU-based computing resources through a “GPU-as-a-Service” model. We anticipate customers will access compute capacity either through cloud-based deployments or through dedicated, on-premises installations delivered as turnkey systems.
We will seek to utilize a unified orchestration platform to manage workloads across cloud and on-premises environments. This approach is intended to allow customers to scale usage, manage workloads across environments, and address requirements related to data residency, latency, and operational flexibility.
Token Factory (AI Platform Layer)
Our platform layer, referred to as the “Token Factory,” is expected to provide an inference and workload management system that allows customers to access and manage AI workloads through a centralized gateway.

The platform will include capabilities to ingest, route, process, and monitor AI requests, as well as track usage and performance. It will be designed to enable customers to consume AI services through a usage-based model in which activity is measured and logged at the application level.
The Token Factory will also incorporate functionality intended to support governance, model selection, and performance visibility, including routing to different models and monitoring utilization across users and workloads.
ChronoScale Foundry (Enterprise AI)
Our enterprise AI foundry, referred to as "ChronoScale Foundry," is a managed platform that enables organizations to build, run, and govern agentic AI workflows within their own environment. ChronoScale Foundry provides lifecycle management for enterprise agents — from development through deployment and runtime governance — while keeping agents, enterprise data, and workflow state inside the customer's boundary, supporting sovereignty, security, and compliance requirements. ChronoScale Foundry can be deployed on-premises, including through partner platforms and integrates with our broader platform, including Token Factory for governed inference. We believe ChronoScale Foundry positions us to capture enterprise demand as organizations move from AI experimentation to production-scale agentic deployments requiring auditability, policy enforcement, and operational control.
Outcome Engineers (Services Layer)
Our services layer is expected to consist of personnel referred to as “Outcome Engineers,” which will include both technical engineers and domain-specific specialists. These teams will aim to support customer implementation by integrating platform capabilities into customer environments and assisting with deployment and optimization.
Outcome Engineers are intended to facilitate adoption by helping customers identify use cases, configure systems, and monitor performance relative to operational objectives. This approach is designed to reduce implementation complexity and support continued utilization of the platform.
Our team has experience in deploying and managing large-scale AI infrastructure and enterprise platforms, covering over 250,000 GPUs, including rapid parallel deployments, bring up of AI compute, AI network fabric, multi-exabyte-level storage platforms, and operating them over several years with greater uptime, thereby increasing the productive value out of those massive investments. This operational experience and expertise inform the design and implementation of scalable AI infrastructure for enterprise and service providers (customers).
Strategic Partnerships
In August 2026, we announced a strategic partnership with Nutanix, Inc. (NASDAQ: NTNX) ("Nutanix") to jointly deliver enterprise-ready AI infrastructure. The partnership is expected to enable enterprises to extend Nutanix on-premises environments into our GPU-as-a-Service capacity, access pre-paid inference through ChronoScale Token Factory, and deploy ChronoScale Foundry for agentic AI workflows within their own environments. The framework includes joint go-to-market, solution development, and technical integration, and is expected to be implemented through one or more definitive agreements.
We intend to pursue similar strategic partnerships globally over time to extend the reach of our platform and accelerate enterprise AI adoption worldwide.

Competition
The AI cloud market is highly competitive and continues to evolve rapidly. Our primary competitors are cloud service providers, such as CoreWeave, Crusoe Energy, Lambda Labs, and Nebius Group. As we navigate this competitive landscape, we strive to innovate and differentiate our services to attract and retain customers.
Many of our competitors offer more locations in more markets worldwide and have well-established international operations. Many of our competitors may have significant advantages over us, including greater name recognition, longer operating histories, higher operating margins, pre-existing relationships with current or potential customers, the capacity to provide the same or additional products and services at a lower cost, more significant marketing budgets and other financial and operational resources, more robust internal controls and systems, and better established, more extensive scale and lower cost suppliers and supplier relationships.

Industry Trends
The cloud computing and AI infrastructure markets have experienced significant growth and development in recent years, driven by rapid advancements in machine learning, natural language processing and computer vision, as well as increased adoption of artificial intelligence-enabled applications across a broad range of industries. Organizations are increasingly investing in AI technologies to enhance productivity, automate workflows, improve decision-making, and develop new products and services. As AI adoption expands, the demand for highly scalable computing infrastructure capable of supporting AI training, inference, and other compute-intensive workloads has increased substantially.
Energy availability, cost, and sustainability have become critical considerations in the deployment and operation of digital infrastructure. Data centers are increasingly being located and designed with access to reliable, low-cost power sources, including renewable energy, alongside advanced cooling technologies to improve efficiency and reduce environmental impact. At the same time, increasing power demands—driven in part by AI workloads—are placing pressure on existing grid infrastructure, creating both challenges and opportunities for operators with differentiated access to power and integrated energy solutions.
The development and deployment of advanced AI models require large-scale accelerated cloud computing environments comprised of specialized GPUs, high-performance networking and scalable storage architectures. These workloads place significantly greater demands on computing infrastructure than traditional enterprise applications, increasing demand for purpose-built platforms optimized for performance, reliability and efficiency.
We operate in the market for AI infrastructure and AI compute services, which has expanded rapidly as enterprises and cloud service providers scale the training and inference of large AI models. Third-party industry sources project substantial continued growth in AI infrastructure spending. UBS estimates global AI capital expenditures of approximately $423 billion in 2025, rising to approximately $571 billion in 2026, and approximately $1.3 trillion by 2030, representing a compound annual growth rate of approximately 25%. According to International Data Corporation (IDC), which measures AI infrastructure hardware only (servers, storage, and networking, and excluding software and services), worldwide AI infrastructure spending is projected to reach approximately $487 billion in 2026, representing approximately 53% year-over-year growth, and to exceed $1 trillion by 2029, reflecting a five-year compound annual growth rate of approximately 31%. This growth reflects a broader shift toward sustained, long-term investment in GPU-based compute as organizations deploy and scale AI capabilities.
Within this market, we believe demand is increasingly driven by AI inference workloads, which run continuously in production to serve deployed applications, as distinguished from AI model training, which represents a more periodic investment associated with model development and updates. According to Gartner, end-user spending on AI-optimized Infrastructure-as-a-Service (“IaaS”) is projected to total approximately $37.5 billion in 2026, of which approximately 55% is expected to support inference workloads, increasing to more than 65% by 2029.
We believe these trends, and in particular the shift toward inference-driven demand, represent a significant opportunity for our GPU infrastructure and AI service offerings.
This Annual Report on Form 10-K contains statistical data, estimates, and forecasts concerning our industry and the markets in which we operate that are based on independent industry publications and other publicly available information, including publications and reports by UBS, Gartner, and International Data Corporation (IDC). Although we believe these third-party sources to be reliable, we have not independently verified the data, estimates, or forecasts obtained from these sources and cannot guarantee their accuracy or completeness. Industry projections, assumptions, and estimates of future market opportunity are inherently subject to a high degree of uncertainty and risk due to a variety of factors, including those described under “Risk Factors.” These and other factors could cause actual results to differ materially from those expressed in the estimates made by these third-party sources and by us.
Data Center Footprint
We currently rent colocation centers with approximately 14 megawatts (“MW”) in total capacity spread across three colocations, all of which currently serve our existing customer. We aim to expand the existing colocations with additional GPU deployment(s) as part of our growth strategy. In addition, we have plans to add colocation centers with significant additional capacity in late calendar Q4 2026 and Q1 2027. We are also working with colocation providers to add small compute footprints, offering edge inferencing services to our anticipated customers by leveraging in-house software for optimized routing.
Regulatory
The regulatory landscape applicable to cloud computing, AI and accelerated computing infrastructure continues to evolve. As a provider of cloud-based accelerated computing services, we are subject to a variety of federal, state, local and international laws and regulations relating to, among other matters, data privacy and security, artificial intelligence governance, trade compliance, export controls, energy usage and environmental matters.
In the United States and other jurisdictions in which we operate, governmental authorities are increasingly evaluating regulatory frameworks governing the development and deployment of artificial intelligence technologies and the infrastructure that supports them. In addition, policymakers and regulators continue to focus on issues relating to data protection, cybersecurity, responsible AI development, energy consumption and the operation of large-scale digital infrastructure.
We are also subject to economic sanctions, export control laws and other trade-related requirements. Given the nature of our business and our reliance on advanced computing hardware, we closely monitor developments relating to export controls affecting the semiconductor and advanced computing industries, including regulations that may impact the procurement, deployment or use of certain computing equipment. We also monitor regulatory initiatives that could impose additional obligations on providers of IaaS offerings, including customer identification, reporting and transaction monitoring requirements.
In addition, we consider regulatory developments affecting the jurisdictions in which our colocation facilities operate, including those related to energy availability, power consumption, environmental compliance and infrastructure operations. As demand for AI and high-performance computing continues to increase, regulatory oversight of energy-intensive computing infrastructure may continue to expand.
We are committed to maintaining compliance with applicable laws and regulations and actively monitor legislative and regulatory developments that may affect our business. As regulatory frameworks continue to evolve, compliance obligations and associated costs may increase, and failure to comply with applicable requirements could result in investigations, enforcement actions, penalties or other adverse consequences.
Employees and Human Capital Resources
During fiscal year 2026, we invested significantly in our workforce to retain and attract top-tier employees. We expanded our employee base and promoted individuals internally to critical positions. As of May 31, 2026, the Cloud Business employed approximately 31 full-time employees across various departments, including operations, engineering, sales, administration, finance, and marketing, and Legacy Ekso employed approximately 53 full-time employees and four part-time employees. We also engage consultants and contractors as needed to supplement our permanent workforce.
In addition to competitive cash compensation, we provide employees with comprehensive health benefits, paid parental leave, paid time off, and additional benefits. We aim to attract a diverse pool of top candidates and foster their career growth by hiring the best talent, regardless of educational background. We seek candidates from local communities and large cities, with diverse backgrounds. We are committed to providing each employee with a long-term, growth-oriented career. We believe our ability to retain our workforce depends on fostering a sustainably safe, respectful, fair and inclusive environment that promotes diversity, equity and inclusion within and outside the business.
Diversity, Equity, and Inclusion
We support diversity and inclusion within our workplace framework, fostering an environment conducive to employee growth. Our policies are strategically structured to advance equity and regard for all individuals. We actively endorse and welcome diverse backgrounds, experiential perspectives, and varying opinions, with a strategic objective to establish a workplace ecosystem where equal avenues for success are accessible to all. We are committed to maintaining a workforce that reflects high standards of integrity, professionalism, and compliance with applicable federal, state, and local laws. We maintain standards of conduct designed to support a respectful, safe, and productive work environment, and we expect employees to adhere to these standards in the performance of their duties. We have established processes to address employee concerns, including mechanisms for reporting potential violations, and are committed to investigating such matters and taking appropriate corrective action. Through these policies and practices, we seek to support our workforce and uphold our commitment to ethical business operations.
Compensation and Benefits
Our compensation schemes are structured to incentivize the recruitment, retention, and motivation of personnel to pursue our long-term objectives. We conduct rigorous evaluations, benchmarking salaries and wages against quantitative metrics, and adjust monetary compensations to ensure competitive alignment with employee roles, skill levels, tenure, and geographic considerations. Our commitment to pay equity is reinforced by a robust process that facilitates merit-based increases in incentives and compensation tied to performance.
Furthermore, our benefits portfolio encompasses various offerings, including medical, dental, and vision insurance coverage for employees and their dependents, various paid and unpaid leave options, and life and disability/accident insurance coverage.
Environmental Impact
Our operations involve providing accelerated compute infrastructure for AI, machine learning and high-performance computing workloads, which require significant electrical power and supporting technical infrastructure. We deploy company-owned computing equipment, including GPU-based systems, within third-party colocation facilities, and our overall environmental footprint is influenced by the energy usage and operational practices of these facilities. Accordingly, factors such as regional energy sources and facility efficiency affect the environmental characteristics of our services.
We seek to manage energy usage through operational practices such as infrastructure optimization, equipment selection and workload management, with the objective of improving efficiency and supporting scalable deployments. In addition, our operations involve the procurement, maintenance and lifecycle management of specialized computing equipment, and we aim to handle such equipment in accordance with applicable environmental and waste management requirements.
Our business is subject to applicable federal, state and local environmental laws and regulations relating to areas such as energy usage, waste handling and workplace safety. We incorporate environmental considerations into our operational planning and expect these considerations to remain an important aspect of our infrastructure strategy as we continue to scale our platform.
Customers
As of May 31, 2026, our Cloud Business served one customer. We have material customer concentration, which is common in the cloud infrastructure industry, and expect that one or a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.
Corporate Information
Our executive office is located at 2440 Sand Hill Road, Suite 400, Menlo Park, CA, 94025, and our phone number is (650) 977-4969. Our principal website address is www.chronoscale.com.
We make available free of charge, through the Investor Relations link on our website, access to press releases and investor presentations, as well as all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.
Item 1A. Risk Factors
An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the SEC. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you paid for our common stock.
Risk Factors Summary
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained herein in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
•Combining our Legacy Ekso Business and Cloud Business may be more difficult, costly and time-consuming than expected, which may adversely affect our results and negatively affect the value of our common stock.
•We expect to need to raise external funds to support our business plan. Such capital raises are expected to cause dilution to our stockholders.
•We are a “controlled company” under Nasdaq’s corporate governance rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. As a result, investors in the Company do not have the same protections afforded to stockholders of companies that are subject to such requirements.
•Commencing November 30, 2026 (the end of our second fiscal quarter), we will no longer qualify as a smaller reporting company and will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.
•We have a history of net losses and may continue to incur net losses for the foreseeable future.
•Our Cloud Business has had, and is expected to continue to have, significant customer concentration.
•Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
•Our Cloud Business’ customer has historically made advance deposits based on anticipated future usage, and may continue to do so.
•We may face pricing pressures as our industry evolves, and any significant or sustained reductions in pricing may reduce our margins and adversely affect our business, operating results, financial condition and future prospects.
•Technological developments in generative AI and inference, such as the development of AI models that require less computation power than earlier models, may result in decreased or differing demand for our offerings.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, which could result in our business failing to meet its growth targets, which could negatively affect our financial condition, results of operations and future prospects.
•We are currently dependent on a limited number of suppliers and our Cloud Business may be adversely affected if we are unable to source and acquire sophisticated hardware on acceptable terms and on time. Any supply chain disruptions, delays in delivery or increased costs could adversely affect our growth plans, financial condition and results of operations.
•Any disruption to colocation space or services from third-party providers, or our ineffective management of relationships with third parties could harm our business, financial condition, operating results, cash flows, and prospects
•Cybersecurity, physical security, and infrastructure disruptions could materially adversely affect our business.
•Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.
•Our level of debt in the future may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
•Joint ventures, joint ownership arrangements and other projects pose unique challenges and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.
•The loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.

•We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.
•Employee disputes or litigation and related unfavorable publicity may negatively affect our future business, financial condition, and operating results.
•Unfavorable global economic conditions and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition and stock price.
•The development and use of AI tools is subject to intense political scrutiny and evolving, complex and potentially divergent regulatory frameworks across multiple jurisdictions, and the impact of such regulatory developments on our businesses remains uncertain. If we are unable to comply with such laws and regulations and related export controls and other regulations, or if such requirements limit our ability to implement our business model, we may be subject to litigation, investigation or penalties, and our businesses and results of operations could be negatively impacted.
•Our inability to market and close the sale of our Legacy Ekso Business that is currently held for sale and treated as discontinued operations may have a material adverse impact on our business and financial condition.
•Our stock price has been volatile and may continue to be volatile in the future; this volatility may affect your ability to, and the price at which you could, sell our common stock.
•Future issuances of our equity securities may result in dilution to existing stockholders and could adversely affect the market price of our common stock.
•We do not expect to declare or pay dividends in the foreseeable future, which may limit the return our shareholders realize on their investment.
•Provisions in our Articles (as defined below), our Bylaws (as defined below), and Nevada law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders.
Risks Related to Our Business and Operations
Combining our Legacy Ekso Business and Cloud Business may be more difficult, costly and time-consuming than expected, which may adversely affect our results and negatively affect the value of our common stock.
The Business Combination closed on May 5, 2026 and our management has been working on integrating the Legacy Ekso Business and Cloud Business. The combination of two independent businesses is a complex, costly and time-consuming process and our management may face significant challenges in implementing such integration, many of which may be beyond the control of management, including, without limitation:
•difficulties in achieving anticipated business opportunities and growth prospects;
•the possibility of faulty assumptions underlying expectations regarding the integration process, including with respect to the intended tax efficient transactions;
•unanticipated changes in applicable laws and regulations; and
•unforeseen expenses or delays associated with the Business Combination.
Some of these factors will be outside of our control and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue that could materially impact our business, financial condition and results of operations. The integration process and other disruptions resulting from the Business Combination may also adversely affect our relationships with employees, suppliers, customers, distributors, licensors and others with whom we have business or other dealings, and difficulties in integrating our Legacy Ekso Business and Cloud Business could harm our reputation.
If we are not able to successfully combine our Legacy Ekso Business and Cloud Business in an efficient, cost-effective and timely manner, the anticipated benefits of the Business Combination may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock, revenues, levels of expenses and results of operations may be affected adversely. If we are not able to adequately address integration challenges, we may be unable to successfully integrate our Legacy Ekso operations and Cloud operations or realize the anticipated benefits of the Business Combination.
We expect to need to raise external funds to support our growth strategy. Such capital raises are expected to cause dilution to our stockholders.

We expect to need to raise substantial additional capital to expand our operations, pursue our growth strategies and respond to competitive pressures or unanticipated working capital requirements. We anticipate that our current and future strategic growth initiatives will be capital-intensive. We expect to raise capital through a combination of equity offerings, debt financings and potentially joint venture agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholder rights. Debt financing or refinancing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we engage in additional debt financing, the holders of debt likely would have priority over the holders of our common stock in order of payment preference. Furthermore, our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the U.S. and worldwide, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy.
We are a “controlled company” under Nasdaq’s corporate governance rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. As a result, investors in the Company do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of May 31, 2026, Applied Parent, directly, and indirectly through its indirect wholly-owned subsidiary beneficially owned approximately 97% of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board consists of independent directors;
•the requirement that its director nominees be selected or recommended for the Board’s selection by a majority of the Board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with Board resolutions or a written charter, as applicable, addressing the nominations process and related matters as required under the federal securities laws; and
•the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the compensation committee’s purpose and responsibilities.
As of the date of this Annual Report on Form 10-K, we are not relying on any of these exemptions. We may, however, determine to rely on these exemptions in the future (so long as we continue to remain a controlled company).
Commencing November 30, 2026 (the end of our second fiscal quarter), we will no longer qualify as a smaller reporting company and will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.
We currently qualify as a “smaller reporting company,” which enables us to take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404, as well as reduced disclosure obligations available to smaller reporting companies in their Exchange Act reports and information statements. However, since we became a majority-owned indirect subsidiary of Applied Parent, which is not a smaller reporting company upon the closing of the Business Combination, we have determined that we will no longer qualify as a smaller reporting company as of the next measurement date, which is the end of our second fiscal quarter, November 30, 2026. As such, we will no longer qualify for these exemptions, and following a phase-in period, will be required to comply with the additional legal and regulatory requirements applicable to public companies that are not smaller reporting companies and will incur additional legal, accounting and other expenses to do so. If we are not able to comply with these requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed.
We have a history of net losses and may continue to incur net losses for the foreseeable future.
Our Legacy Ekso Business has experienced net losses throughout our operating history, and our Cloud Business has historically relied on Applied Parent to provide financing for its operations. Consolidated net losses were $50.3 million and $72.7 million for the fiscal years ended May 31, 2026, and May 31, 2025, respectively. We are expected to continue to experience net losses for the foreseeable future and our transition to profitability is dependent on many factors, including, favorable market conditions, continued demand for our products and successful integration of our Legacy Ekso Business with our Cloud Business. Because we have a limited operating history, it is difficult to predict our future operating results. As a combined company, we need to generate and sustain increased revenue and manage our costs to achieve profitability. We cannot predict when or whether we will reach or be able to maintain profitability.
Our Cloud Business has had, and is expected to continue to have, significant customer concentration.
During the fiscal year ended May 31, 2026, one customer accounted for all of our Cloud Business’ revenue. For the year ended May 31, 2026, the revenue from our Cloud Business comprised approximately 99.5% of our total revenue. In the event that this customer chooses to terminate or not renew its contract, our operating results would suffer dramatically until we obtain replacement customers, which could have a material adverse effect on our business, results of operations and future prospects.
We expect that one or a limited number of our customers will continue to account for a high percentage of our revenue for the foreseeable future. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If our current Cloud Business customer or future customers were to experience harm or loss due to unforeseen circumstances, it could negatively impact our business. In addition, in the event that our current Cloud Business customer or future customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our lease prices or risk losing our only Cloud Business customer or a significant future customer. Such developments would adversely affect our prospects and results of operations.
Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
Our ability to attract and grow a diverse and balanced customer base, consisting of cloud service providers, some of which we consider to be key magnets drawing in other customers, may affect our ability to maximize our revenues. Our ability to attract customers will depend on a variety of factors, including the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, operating reliability and security and our ability to effectively market our services. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.
Our Cloud Business’ customer has historically made advance deposits based on anticipated future usage, and may continue to do so.
In our Cloud Business, our current customer has historically made, and future customers are expected to make, deposits to finance the equipment they intend to lease from us. If we are unable to meet the contract requirements or deliver GPU clusters to their satisfaction for any reason, we may be obligated to refund these deposits. Any such refunds or issuances of credit could have an adverse effect on our business, results of operations, and financial condition.
We may face pricing pressures as our industry evolves, and any significant or sustained reductions in pricing may reduce our margins and adversely affect our business, operating results, financial condition and future prospects.
The pricing for our key offerings continues to mature as our industry develops and competition increases. We anticipate that increasing competition may lead to further pressures on pricing and differentiation. In addition, in a weakened economy, companies that have competing products may reduce prices which could require us to reduce our average selling prices and harm our operating results. We may also encounter pricing pressure in respect of capacity for older generations of GPUs as newer generations are introduced. We may be unable to effectively calibrate our prices, whether through increases or decreases, in order to remain competitive and attract new customers and develop our existing customer base.
Given our relatively early stage of development and the immaturity of the market, there is limited experience with respect to determining the most favorable prices and pricing models for our offerings. As customer demand shifts to inference and other use cases, we may experience changing pricing dynamics. In addition, larger competitors with more diverse offerings may reduce the price of any offerings that compete with ours or may bundle them with other solutions and services. This could lead customers to demand greater price concessions or additional functionality at the same price levels. These risks may reduce our margins and adversely affect our business, operating results, financial condition, and future prospects.
Technological developments in generative AI and inference, such as the development of AI models that require less computation power than earlier models, may result in decreased or differing demand for our offerings.
AI technologies have been developing, and will likely continue to develop, at a rapid pace. In addition, the market is immature and volatile, and it is uncertain whether it will sustain high levels of demand and market acceptance. We are unable to predict whether additional computing power will continue to be required to develop larger, more powerful AI models or to support inference or other use cases. Technological advancements with open-source AI models, devices, chip design and inference may lead to compute and other efficiencies that may impact the demand for AI services, including our offerings. Furthermore, market acceptance, understanding, and valuation of solutions and services that incorporate AI technologies are uncertain, and the perceived value of AI technologies used and/or provided by our customers could be inaccurate. Any decreased or differing demand for our offerings may adversely affect our revenue and profitability.
If we are unable to develop enhancements to and new features for our existing offerings or acceptable new offerings that keep pace with rapid technological developments, or if the AI landscape does not develop to the extent and in the manner we anticipate, our business, results of operations and financial condition will be harmed. Moreover, we may incur significant costs and experience delays in developing new offerings, or enhancing our current offerings, in order to adapt to market changes, and may not achieve our targeted return on such investment.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, which could result in our business failing to meet its growth targets, which could negatively affect our financial condition, results of operations and future prospects.
Market estimates are subject to significant uncertainty, particularly in a new and rapidly evolving market with newly emerging use cases and are based on assumptions that may not prove to be accurate and variables that change over time. Accordingly, our forecasts for market growth should not be taken as indicative of our future growth. If our assumptions about the adoption or growth rates of AI and AI cloud infrastructure prove to be inaccurate, we may fail to meet our growth targets, which could negatively affect our financial condition, results of operations and future prospects.
Our Cloud Business faces significant and evolving competition, and any inability to adapt to new and changing technologies and customer requirements or specifications could negatively affect our financial condition, results of operations and future prospects.
The market for our offerings is intensely competitive and evolving at a rapid pace. To remain competitive, we must evolve our products and differentiate our offerings from those of our competitors while the market experiences volatility, changes in customer requirements and industry standards, regulatory developments, advancements in technology, and the frequent introduction of new or improved solutions. Additionally, we may incur significant costs and may experience delays in developing new solutions and enhancements to our offerings in order to adapt to the changing AI landscape, and may not achieve our desired return on any investment. A failure to compete successfully could materially adversely affect our financial condition, results of operations and future prospects.
For our Cloud Business, our key competitors are specialized cloud service providers focused on AI, including CoreWeave, Crusoe Energy, Lambda Labs, and Nebius Group. We also compete with general purpose cloud computing providers including Amazon (AWS), Google (Google Cloud Platform), Microsoft (Azure), and Oracle. In addition, national governments have announced or launched initiatives in certain jurisdictions, including the U.S., to sponsor, support or otherwise encourage the development of AI infrastructure, which may intensify the competition in our core sector. Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger customer base. We expect to continue to face intense competition from current and new entrants into the market. Our ability to compete effectively depends on a number of factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section, and in particular:
•the potential ability of larger competitors to develop technologies more efficiently or faster than we can, and any resulting need for us to increase our expenditure on research, development and marketing to remain competitive;
•deferral of orders from customers in anticipation of new or enhanced solutions and services announced by us or our competitors or suppliers;

•the adoption of aggressive pricing policies by our competitors and resulting pricing pressures on our offerings;
•declines or changes in AI spending or demand for specialized AI cloud infrastructure or the growth rate of the AI cloud infrastructure sector generally;
•our ability to innovate, adapt our products and services to changing industry demands and client requirements to maintain high-quality customer service and attractive value proposition;
•our ability to successfully and continuously expand our businesses domestically and internationally, including our data center footprint;
•our ability to identify, complete, or integrate any acquisitions that we may undertake;
•our access to capital; and
•material security breaches, or technical difficulties with or interruptions to the use of our offerings, power shortages, inability to timely secure power, and capacity constraints.
If we are not able to compete effectively with current and future players, our Cloud Business’ ability to generate income and sustainably fund development will be negatively impacted.
We are currently dependent on a limited number of suppliers and our Cloud Business may be adversely affected if we are unable to source and acquire sophisticated hardware on acceptable terms and on time. Any supply chain disruptions, delays in delivery or increased costs could adversely affect our growth plans, financial condition and results of operations.
We currently rely on Nvidia, and plan to rely on AMD, for the GPU chips we offer to our customers. The concentration of our suppliers in two suppliers exposes us to a number of risks including:
•the potentially limited availability of and access to the latest components including sophisticated GPU chips, which can be affected by suppliers’ capacity and commitments to other customers;
•lack of control over production costs, delivery, availability, terms, and pricing of components;
•the potential for binding price or purchase commitments with our suppliers at higher than market rates;
•changes in market-leading technologies away from those currently offered by our existing suppliers, which could impact our ability to offer our customers the services that they are seeking;
•reliance on our current suppliers to keep up to date with technological advancements at the same rate as our customers and the market demands, including delivering next-generation components that perform significantly better than their previous versions;
•limited ability to control aspects of the quality, performance, quantity, and cost of our infrastructure or of its components;
•the prioritization by our suppliers of other customers;
•breaches of contract by our suppliers;
•impacts on our supply chain from geopolitical disputes, natural disasters or adverse public health developments, including outbreaks of contagious diseases or pandemics; and
•business, legal compliance, litigation, and financial concerns affecting our suppliers or their ability to manufacture and ship components in the quantities, quality, and manner we require.
Should we be required to change our current suppliers, our ability to meet our obligations to our customers, including scheduled compute access, could be adversely affected and our equipment may not perform at the level of quality intended, which could adversely affect our growth plans, financial condition and results of operations. In addition, our suppliers themselves rely on complex networks of third-party suppliers for semiconductor manufacturing, hardware components, and other critical inputs, which introduces further risks throughout our supply chain and over which we have no control. Any kind of disruption in the supply chain may affect our suppliers' ability to meet our requirements. To the extent any of our suppliers' businesses are impacted by business, legal compliance, litigation, and financial concerns, including regulatory scrutiny and export controls, our business may be adversely affected. For example, the use of protectionist policies including, but not limited to tariffs, reciprocal tariffs, sanctions and export controls, may impact the cost and availability of GPU chips. In the event of any supply disruption, it may not be possible for us to secure alternate sources of components in a timely and cost-effective manner, or at all.

Any disruption to colocation space or services from third-party providers, or our ineffective management of relationships with third parties could harm our business, financial condition, operating results, cash flows, and prospects.
We rely on a number of third parties for renting colocation space and for services that are essential to our business model. As we continue to build our business, we also expect to rely on third parties to lease or sell our equipment, which we then lease to our customers. In addition, we may depend upon outside advisors who may not be available on reasonable terms as needed, or at all. To supplement the business experience of our officers and directors, we may be required to employ technical experts, appraisers, attorneys, or other consultants or advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. If we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services. If these third parties or other outside advisors experience difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, or if the products they supply are defective or cease to operate for any reason, it could make it difficult for us to execute our operations. If we are unsuccessful in identifying or finding highly qualified third parties for renting colocation space or third-party service providers or employees, if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our business and financial condition, operating results, cash flows, and prospects.
Cybersecurity, physical security, and infrastructure disruptions could materially adversely affect our business.
Our business depends on the secure and continuous operation of our hosted infrastructure and the third-party providers that support it. Cybersecurity incidents, physical security breaches, infrastructure failures, or other disruptions affecting our infrastructure or critical third-party services could materially disrupt our operations and customer services and materially adversely affect our business, financial condition, and results of operations. Although customers are generally responsible for securing the workloads they deploy on our infrastructure, cybersecurity incidents affecting those workloads may nevertheless adversely affect our customer relationships and business.
Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.
We may also experience disruptions due to mechanical failure, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Such disruptions could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.
We may be unable to deploy GPU infrastructure on the timelines committed to Microsoft, or at all, and any such delays in deployment or failure to deploy could result in significant financial penalties against us, contract termination, or loss of some or substantially all of our anticipated revenue.

We have recently entered into a two-year ordinary course GPU services agreement with Microsoft (the “Microsoft Deployment”) that requires us to procure, install, and deliver large-scale NVIDIA GB300 GPU clusters at a dedicated data center facility in accordance with a fixed delivery schedule. The procurement, integration, configuration, and commissioning of GPU infrastructure at this scale is complex and subject to numerous potential points of failure, including, but not limited to, failure to secure financing in a timely manner, or at all, to fund the purchase of the GPUs from a third-party supplier, delays in the delivery of GPUs and related components from upstream suppliers, the readiness of data center mechanical, electrical, and cooling systems, the availability of skilled labor and qualified subcontractors, permitting and inspection timelines, and our dependence on third-party facility operators, original equipment manufacturers, and fiber connectivity providers. Because our deployment under the terms of the Microsoft Deployment is concentrated in a single facility and relies on a sole-source GPU supplier, any disruption at any point in the supply chain or construction process could delay our ability to meet our contractual delivery deadlines, and we may have limited or no ability to mitigate such delays through alternative sources.
Under the terms of the Microsoft Deployment, if we fail to deliver a tranche of GPU capacity by the applicable required delivery date, we are obligated to credit Microsoft with daily delay penalties. Under certain circumstances, Microsoft could terminate a tranche entirely if the tranche is not accepted within a specified period or upon the occurrence of nonperformance. In other circumstances, Microsoft may be able to terminate the entire agreement. Upon any such termination, we are required to refund Microsoft the full amount of any upfront payments received in respect of that tranche or other prepaid amounts in the case of a whole company agreement.

Our ability to fund the capital expenditures necessary to procure GPU hardware, complete data center construction, and deliver infrastructure on the agreed upon schedule is dependent on our ability to obtain sufficient debt and/or equity financing on acceptable terms. The GPU hardware, networking equipment, and data center buildout required under the Microsoft Deployment involve substantial capital commitments that exceed our existing cash resources. If we are unable to secure adequate financing, whether due to unfavorable credit market conditions, insufficient collateral value, lender unwillingness to underwrite our credit profile, or other factors, we may be unable to place timely binding orders with our GPU supplier, or otherwise satisfy the conditions necessary to deliver tranches by their required delivery dates. Any such failure could trigger financial penalties, tranche termination rights, and upfront payment refund obligations described above. The occurrence of any of these risks, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations, liquidity, and ability to continue as a going concern.

As we invest in our expansion efforts, if we fail to effectively manage our growth, our business, financial condition and results of operations could be harmed.
As we implement our growth strategy, we are subject to the strains of ongoing development and growth, which has placed, and will continue to place, significant demands on our management team and our operational and financial infrastructure. If we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results could be materially harmed.
We currently rent colocation centers with approximately 14 MW in total capacity spread across three colocations, all of which currently serve our one existing customer. We aim to expand the existing colocations with additional GPU deployment(s) as part of our growth strategy. In addition, we have plans to add colocation centers with significant additional capacity in late calendar Q4 2026 and Q1 2027. We are also working with colocation providers to add small compute footprints, offering edge inferencing services to our anticipated customers by leveraging in-house software for optimized routing.

In connection with our expansion plans, we may be required to commit significant operational and financial resources to expand existing colocations and secure additional colocation space and acquire computing equipment including GPUs, but there can be no guarantee we will have sufficient customer demand for our cloud services in those markets to justify the capacity we have contracted for. This risk may be greater in a market where we have not operated previously. Once we enter into a colocation agreement, we incur certain fixed costs under our lease and service arrangements even if customer demand for our cloud services does not materialize as expected. Consequently, if customer utilization of our cloud services is significantly below contracted colocation capacity for an extended period of time, our results of operations, business and financial condition will be adversely affected, the impact of which could be material. In addition, unanticipated technological changes could affect customer requirements for cloud services, and we may not have contracted for colocation facilities that can accommodate such requirements. If any of these developments or contingencies were to occur, it could make it difficult for us to realize expected or reasonable returns on our investments.

We may experience great difficulties in expanding and improving our services and product offerings to remain competitive. Competition from existing and future competitors, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on our results of operations, financial condition and the trading price of our common stock, which would harm our investors.

Further, while we aim to put our best effort into attracting talent and partnering with leading industry companies in this domain to keep up with the emerging trends and growth opportunities, there is no assurance that our efforts to attract talent and to identify emerging trends and growth opportunities in this business sector will be successful and as a result, we may lose out on opportunities, which could have a material adverse effect on our business, prospects or operations.

Our level of debt in the future may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
We may in the future utilize debt financings in our capital structure. Our level of debt could have significant consequences, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes; imposing financial and other restrictive covenants on our operations, including debt service coverage requirements and limitations on our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell, transfer or lease all or substantially all of our assets to, another person; (iii) enter into sale/leaseback transactions or certain transactions with affiliates; (iv) incur additional indebtedness; and (v) incur liens, making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.
Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. We may from time to time seek to further refinance our indebtedness by issuing additional shares of common stock or other securities that are convertible into common stock or grant the holder the right to purchase common stock, each of which may dilute our existing stockholders, reduce the value of our common stock, or both.
Joint ventures, joint ownership arrangements and other projects pose unique challenges and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.
From time to time, we may be involved in strategic joint ventures and other joint ownership arrangements. We may not always be in complete alignment with our joint venture or joint owner counterparties or partners; we may have differing strategic or commercial objectives and may be outvoted by our joint venture partners or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. When we pursue joint ventures or joint ownership arrangements, we may be subject to a number of risks, including risks around ultimately closing the contemplated transactions. In some joint ventures and joint ownership arrangements, we may not be responsible for the operation of projects and will rely on our joint venture or joint owner counterparties for such services. Joint ventures and joint ownership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and any proposed joint venture and joint owner arrangements, it could adversely impact our financial and operating results.
The loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.
Our success and future growth will depend to a significant degree on the skills and services of our management team. If our management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of our management team, the loss of such management personnel may significantly disrupt our business.
The loss of key members of our management team could inhibit our growth prospects. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences and who have a sound understanding of our business. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, our business could be harmed.
We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings.

Attending to such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses and we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. Adverse outcomes in such proceedings or claims could result in significant liabilities, monetary damages, fines, or injunctive relief, which may materially impact our financial condition, results of operations, or cash flows. Additionally, the uncertainty surrounding litigation and the potential for adverse publicity related to such matters could harm our reputation and brand image, affecting customer confidence and investor perception.
Employee disputes or litigation and related unfavorable publicity may negatively affect our future business, financial condition, and operating results.
We may become involved in lawsuits or other disputes relating to employment matters, such as hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. These types of claims, depending on their nature, can have a significant negative impact on businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel and have borne economic and other costs and suffered reputational harm that has negatively impacted their business.
Unfavorable global economic conditions and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition and stock price.
The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates or fluctuations in these metrics, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about legal and regulatory changes, including potential changes to tax laws, and new or increased tariffs and the potential for retaliatory tariffs and “trade wars” and consequential effects on the economy, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, the ongoing military conflict in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.
The development and use of AI tools is subject to intense political scrutiny and evolving, complex and potentially divergent regulatory frameworks across multiple jurisdictions, and the impact of such regulatory developments on our businesses remains uncertain. If we are unable to comply with such laws and regulations and related export controls and other regulations, or if such requirements limit our ability to implement our business model, we may be subject to litigation, investigation or penalties, and our businesses and results of operations could be negatively impacted.
We strive to comply with all laws and regulations that apply to our business. We may incur greater costs in connection with such compliance requirements than anticipated. If we fail to comply with applicable laws, regulations and requirements we may become subject to investigations, enforcement actions, civil and criminal penalties or injunctions. If any of these risks materialize, our businesses, results of operations, financial condition and future prospects could be seriously harmed.
In the U.S. market in which we operate, we must comply with various economic and trade sanctions. Given the nature of our business, we are monitoring regulatory developments concerning export controls regarding the semiconductor industry and their impact on our sourcing of equipment for our Cloud Business. In addition, we are monitoring a proposed rule from the U.S. Bureau of Industry and Security (“BIS”), which if implemented as proposed, would impose requirements on IaaS providers and their foreign resellers to verify the identity and beneficial ownership of foreign person customers and to perform related reporting to BIS, as well as provide BIS authority to restrict certain IaaS transactions with foreign persons.
We have implemented procedures and safeguards to facilitate our compliance with applicable laws and regulations concerning economic sanctions and export controls. We also conduct customary “know-your-customer” and onboarding procedures for third parties that we contract with, including suppliers and customers, in accordance with our internal policies. Notwithstanding these measures, we are unable to ensure that we have complied with all economic sanctions and export control laws and regulations, in particular given that the relevant rules implemented by some jurisdictions can be ambiguous. In addition, any failure by third parties outside of our control, our employees, representatives, contractors, partners, agents or intermediaries to comply with such laws and regulations could have negative consequences for us, including reputational harm and penalties, and could adversely affect our business, operating results, financial condition, and future prospects.
Furthermore, changes in the enforcement or scope of existing economic sanctions and export controls, or changes in the targets of such laws and regulations, could result in an inability to export or sell our offerings to existing and potential customers with international operations, which would adversely affect our Cloud Business, results of operations and future prospects.
Our inability to market and close the sale of our Legacy Ekso Business that is currently held for sale and treated as discontinued operations may have a material adverse impact on our business and financial condition.
Our Legacy Ekso Business currently meets the criteria for held for sale and discontinued operations. To be successful in marketing and selling our Legacy Ekso Business, we and any counterparty must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, and complete and close a potentially complex transaction. A sale of our Legacy Ekso Business may require substantial management time and resources and has the potential to divert our attention from our continuing business. A successful sale of our Legacy Ekso Business will also require the transfer of certain assets and agreements, the transfer of which may be outside of our control. If we are unable to market and sell our Legacy Ekso Business, including the transfer of certain assets and agreements, it may have a material adverse impact on our business and financial condition. In addition, there can be no assurance that we will complete the sale of the Legacy Ekso Business within our expected timeframe, or at all. Any delay in or failure to complete the sale could adversely affect our ability to focus on our continuing operations, result in additional costs and resource commitments, and have a material adverse effect on our business and financial condition.
Risks Related to Our Common Stock
Our stock price may be subject to volatility; this volatility may affect your ability to, and the price at which you could, sell our common stock.
The trading price of our common stock may be volatile in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•relative success of our competitors;
•our operating results failing to meet the expectations of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us and the market for our Cloud services;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to continue to expand our operations;
•changes in laws and regulations affecting our business or our industry;
•commencement of, or involvement in, litigation;
•changes in our capital structure, such as future issuances of securities or the borrowing of additional debt;
•the volume of shares of our common stock available for public sale pursuant to an effective registration statement or exemption from registration requirements;
•any major change in our Board or management;
•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•general economic and political conditions such as recessions, interest rates, international currency and crypto currency fluctuations and acts of war or terrorism;
•if securities or industry analysts were to not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock; and
•failure to meet certain Nasdaq conditions to maintain our listing status.

Broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected.
The trading prices and valuations of these stocks, and of our common stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Future issuances of our equity securities may result in dilution to existing stockholders and could adversely affect the market price of our common stock.
Future operating or business decisions will cause dilution to our existing stockholders. For example, we will issue a substantial amount of equity securities or securities exercisable or convertible into equity securities in connection with strategic transactions or for financing purposes, including through one or more registered or unregistered offerings. Furthermore, a substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act so long as we are generally current on our reporting obligations under the Exchange Act, unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. We will also make equity grants under our equity incentive plan. You will also be subject to dilution from the conversion of shares of Series B Preferred Stock, the exercise or settlement of outstanding options or restricted stock units under the ChronoScale Corporation 2026 Omnibus Equity Incentive Plan, and from the exercise of our warrants. In addition, sales or issuances of a substantial number of shares of our common stock, or other equity-related securities in the public markets, or the perception that such sales or issuances could occur, including in connection with a potential strategic transaction, could depress the market price of our common stock.
We may not achieve profitability in the near term or at all, and historically we have not been profitable. Management has historically financed our operations through external financings, from both equity and debt financings, such as our January 22, 2026 private placement offering, our registered offerings under our effective shelf registration statement, and entering into the Secured Promissory Note and Security Agreement with B. Riley Commercial Capital, LLC in September 2025. To the extent our cash on hand does not provide sufficient capital for us to achieve profitability, or we are unable to maintain profitability once initially achieved, we expect we will need to raise additional capital through future financings. To the extent we decide to conduct a financing in the future, the form of such financing may include one or more of the following: (i) registered offerings of shares of our common stock, (ii) sales of shares of our common stock under an “at the market offering” program, (iii) issuing shares of our common stock upon the exercise of warrants at reduced exercise prices, (iv) incurring indebtedness with one or more financial institutions, (v) sale of product line or technology, (vi) the factoring of trade receivables, and (vii) one or more strategic transactions. Additional funding may not be available to us on acceptable terms, or at all, or we may be required to seek other more costly or time-consuming methods. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
We do not expect to declare or pay dividends in the foreseeable future, which may limit the return our shareholders realize on their investment.
We do not expect to declare or pay dividends in the foreseeable future, as we currently intend to retain any future earnings to finance the development and expansion of our business. Therefore, holders of our common stock may not receive any return on their investment in our common stock unless and until the value of such common stock increases and they are able to sell such shares of common stock, and there is no assurance that any of the foregoing will occur. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.
Provisions in our Articles (as defined below), our Bylaws (as defined below), and Nevada law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders.
Provisions contained in our Amended and Restated Articles of Incorporation (the “Articles”) and our Amended and Restated Bylaws (the “Bylaws”) could make it more difficult for a third party to acquire us. Provisions of our Articles and Bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our Articles authorize our Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our other series of capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, our Articles establish limitations on the removal of directors and our Bylaws establish limitations on the ability of our stockholders to call special meetings.
For a more complete understanding of these provisions, please refer to the Nevada Revised Statutes and our Articles and Bylaws filed with the SEC. Although we are not currently subject to Nevada's control share law, we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.
The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law. If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for the redemption of such stockholder’s shares. Nevada’s control share law may have the effect of discouraging takeovers of the corporation.
In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for two years after the “interested stockholder” first becomes an “interested stockholder,” unless our Board approves the combination in advance or thereafter by both the Board and 60% of the disinterested stockholders. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if they cannot obtain the approval of our Board.
We are currently a “smaller reporting company” and the reduced reporting requirements applicable to such companies may make our common stock less attractive to investors.
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, but since we became a majority-owned indirect subsidiary of Applied Parent, which is not a smaller reporting company upon the closing of the Business Combination, we have determined that we will no longer qualify as a smaller reporting company as of November 30, 2026 (the next measurement date). For so long as we remain a smaller reporting company, we have elected to take advantage of certain reduced reporting requirements. For example, we may continue to use reduced executive compensation disclosure, and, provided we are also a “non-accelerated filer,” we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company and/or non-accelerated filer. If some investors find our securities less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Risks Related to our Legacy Ekso Business

If we fail to manage the complex and lengthy reimbursement process, our Legacy Ekso Business and operating results could be adversely affected.
The sale of Legacy Ekso's Personal Health products currently depends on reimbursements provided by third-party payors. Legacy Ekso distributes these products to end users through the Veteran’s Administration (“VA”) hospitals and through durable medical equipment (“DME”) suppliers, who pursue reimbursement from Medicare, Medicaid, or private insurance providers. The reimbursement process is complex and can involve lengthy delays, payor-specific documentation requirements, filing deadlines, pre-payment or post-payment audits, refunds of amounts received, or denials of claims. Any of these matters could adversely affect Legacy Ekso’s near-term results, sale value, or obligations while the business remains held for sale.
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
Our Legacy Ekso Business strategy is based, in part, on our estimates of the number of individuals with physical limitations and disability, and it considers the occurrence of strokes, Traumatic Brain Injuries (TBIs), SCIs and Multiple Sclerosis (MS) in our target markets and the percentage of those groups that would be able to use our current and future products. Limited sources exist to obtain reliable market data with respect to the number of mobility-impaired individuals and the occurrences of Acquired Brain Injury (ABIs), SCIs and strokes in our target markets. In addition, we are not aware of any third-party reports or studies regarding the percentage of patients with limited mobility and/or SCIs who are able to use exoskeletons, in general, or our current or planned future products, in particular. Our assumptions regarding our addressable markets may be inaccurate and may change. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect, and the price of our common stock may suffer.
Furthermore, the markets for medical and industrial robotic exoskeletons are continuing to develop. We cannot be certain that the markets for robotic exoskeletons will continue to develop as we expect, or that robotic exoskeletons for medical or industrial use will achieve widespread market acceptance. Additionally, the development of new or improved products, processes or technologies by other companies may render our products or proposed products less competitive or obsolete. The use of robotic devices is not universally accepted in the rehabilitation community and may never be. Current or future clinical trials and studies may not provide sufficient data that the rehabilitation community interprets to support the use of exoskeletons in rehabilitation. Any of these outcomes could materially and adversely affect our Legacy Ekso Business, financial condition and operating results and prospects.
If we or our third-party manufacturers are unable to produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our Legacy Ekso Business could be negatively impacted.
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
Shortages in the materials used to manufacture our products and supply chain disruptions, including as a result of changes in trade policies, could impact our current operations.
Legacy Ekso and its third-party manufacturers use electronic components, battery cells, metals, plastics and other materials that have experienced, and may continue to experience, shortages, shipping delays or other supply chain disruptions. Conflicts in the Middle East and Europe, trade tensions between the United States and China, tariffs, retaliatory tariffs and other changes in domestic or international trade policy could increase costs, reduce margins, disrupt supply, adversely affect export sales, or otherwise adversely affect Legacy Ekso’s current operations, financial results, or sale value while the business remains held for sale.
Certain of our Legacy Ekso Business customers utilize federal funding to purchase our products, and recent federal policy changes have disrupted, and could continue to disrupt, that funding.
Certain of our Legacy Ekso Business customers, including certain hospital systems, utilize federal funding to purchase our products. The current presidential administration has proposed and implemented certain budget cuts to key federal health agencies, which has reduced the availability of federal funding. Shifting priorities in federal research funding or a move toward industry partnerships over direct grant funding could further reduce the availability of federal funding for certain of our customers. These policy shifts have led, and may continue to lead, to a reduction or elimination of funding for programs for our customers, which has impacted their ability to purchase our products. As such, these reductions and potential further reductions could adversely impact our financial results.
Coverage policies and reimbursement levels of third-party payors, including VA, Medicare, Medicaid, and commercial payors may affect current demands for Legacy Ekso products.
Current demand for Legacy Ekso products depends in part on the ability of healthcare providers, facilities, or end users to obtain adequate reimbursement from third-party payors, including VA, Medicare, Medicaid, Medicare Advantage, commercial payors and managed care organizations. There is no uniform coverage or reimbursement policy in the United States, and payors generally determine coverage and reimbursement levels for their own enrollees or insured patients. If payors delay, reduce, deny or materially change coverage or reimbursement for Legacy Ekso products, demand, pricing, near-term revenue, cash flow, and sale value could be adversely affected while the business remains held for sale.
We will experience long and variable sales cycles.
The EksoNR and Ekso Indego Therapy products have a lengthy sale and purchase order cycle because it is a major capital expenditure item and generally requires the approval of senior management at purchasing institutions. Ekso Indego Personal likewise can have a long sales cycle due to the complexity of the sales channel and lengthy approval process by CMS contractors. Such delays may contribute to fluctuations in our quarterly operating results.
International sales of current Legacy Ekso products are subject to factors outside of our control.
Legacy Ekso currently sells products in EMEA, APAC and other foreign markets. International sales are subject to risks such as differences in legal and regulatory requirements, customer preferences, reimbursement regimes, tax rules, import and export laws, trade barriers, currency exchange rates, political and economic instability, and restrictions on the export or import of technology. These risks could adversely affect Legacy Ekso’s current sales, results of operations, or sale value while the business remains held for sale.
We have historically relied, and in the future may rely, on sales of our EksoNR, Ekso Indego Therapy and Ekso Indego Personal for a significant portion of our Legacy Ekso Business revenue.

We currently rely, and in the future will rely, on sales of our EksoNR, Ekso Indego Therapy and Ekso Indego Personal for a large portion of our Legacy Ekso Business revenue. These products are relatively new, and market acceptance and adoption depends on educating people with lower extremity impairment, physical therapists and other clinicians as to the distinct features, ease-of-use, improved quality of life and other benefits when compared to alternative therapies. These products may not be perceived to have sufficient potential benefits compared with their alternatives. In addition, physical therapists and other clinicians may be slow to change their treatment practices because of perceived liability risks arising from the use of new products. Accordingly, physical therapists and other clinicians may not recommend these products until there is sufficient evidence to convince them to alter the treatment methods they typically recommend. Such evidence may include endorsements from prominent healthcare providers or other key leaders in the lower extremity impairment and neurological impairment communities attesting to the effectiveness of these products in providing identifiable immediate and long-term quality of life benefits, and the publication of peer-reviewed clinical studies demonstrating their value. Any factors that negatively impact sales of these products would adversely affect our Legacy Ekso Business, financial condition and operating results.
We rely on independent distributors for the sale and marketing of our products in certain geographies.
In non-German-speaking countries in Europe, other countries in EMEA, and countries in APAC except Singapore, Legacy Ekso relies on independent distributors to distribute and assist with the marketing and sale of its products. If any key independent distributor ceases distributing Legacy Ekso products or fails to comply with applicable regulatory requirements, Legacy Ekso sales, current operations, or sale value could be adversely affected while the business remains held for sale.
Shutdowns of the U.S. federal government could materially impair our Legacy Ekso Business and financial condition.
Development of our product candidates or regulatory approval may be delayed for reasons beyond our control. For example, starting in October 2025, the U.S. federal government shut down for 43 days, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our Legacy Ekso Business. In addition, while CMS reimbursement is considered an essential service and is thus less likely to be affected, other administrative functions within CMS could be affected, including as a result of the executive and congressional branches of the U.S. government being unable to reach a resolution on the deployment of the federal government’s funds. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets, such as through the declaration of effectiveness of registration statements and obtain necessary capital in order to properly capitalize and continue our operations.
Legacy Ekso Intellectual Property Risks
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
Because competition in our Legacy Ekso industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.
Some Legacy Ekso patents and patent applications are not within our complete control, which could reduce the value of those assets.
Some U.S. patents covering Legacy Ekso commercial products, together with associated international patents and applications, are co-owned by the University of California, Berkeley (“UC Berkeley”). Although UC Berkeley has exclusively licensed its rights under many of these patents to us, we do not have an exclusive license to UC Berkeley’s rights under three of these patents, and UC Berkeley has licensed its U.S. rights in two of those patents to an unrelated third party. These ownership and licensing limitations could reduce the value of the relevant patents or complicate the sale of the Legacy Ekso Business.
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
We are a party to two exclusive license agreements with UC Berkeley, covering ten patents exclusively licensed to us. In addition, we are party to two license agreements with Vanderbilt University (“Vanderbilt”). We may also need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our devices or any other devices we may identify and pursue. Our license agreements with UC Berkeley and Vanderbilt impose various development, diligence, commercialization, and other obligations on us, and any future license agreements may impose similar or other obligations on us. For example, under our license agreements with UC Berkeley and Vanderbilt, we must satisfy specified minimum annual royalty payment obligations. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If our license agreements with UC Berkeley or Vanderbilt are terminated, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products that may be identical or functionally similar to our devices and we may be required to cease our development and commercialization of such devices. Any of the foregoing could have a material adverse effect on our competitive position, our Legacy Ekso Business, financial conditions, results of operations and prospects.
Moreover, disputes may arise between us and our counterparties, including with our non-Company-sponsored single clinical study partner for our Nomad product, regarding intellectual property subject to a licensing agreement, including the scope of rights granted under the license agreement and other interpretation-related issues; the extent to which our devices, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; the sublicensing of patent and other rights under our collaborative research and development relationships; our diligence obligations under the license agreement and what activities satisfy those diligence obligations; the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

the priority of invention of patented or patentable technology. In addition, certain provisions in our license agreements with UC Berkeley and Vanderbilt may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected devices, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
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
Legacy Ekso Legal and Regulatory Compliance Risks
If we fail to obtain or maintain necessary regulatory clearances or approvals for our Legacy Ekso medical device products, our Legacy Ekso Business could be harmed.
Legacy Ekso's EksoNR, Ekso Indego, and Nomad products are medical devices regulated by the FDA, the European Union and other governmental authorities inside and outside the United States. These agencies enforce laws and regulations that govern testing, manufacturing, labeling, advertising, marketing and distribution, recordkeeping, recalls, field safety corrective actions, and market surveillance. Failure to maintain necessary clearances, approvals or compliance for current products could adversely affect Legacy Ekso's operations, financial condition, cash flows, or sale value while the business remains held for sale.
Even after regulatory clearance or approval is granted, current Legacy Ekso products and their manufactures remain subject to extensive requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising and promotion, recordkeeping, recalls, and field safety corrective actions. If Legacy Ekso fails to comply with applicable requirements, or if previously unknown problems with products or manufacturing processes are discovered, Legacy Ekso could be subject to sanctions, including product restrictions, adverse publicity, inspectional observations, warning letters, fines, injunctions, product seizures or detentions, recalls, suspension or withdrawal of regulatory clearances or approvals, production suspension, operating restrictions, refusal to clear or approve pending applications, and import or export restrictions.
Our Legacy Ekso products and operations are subject to extensive government regulation and oversight in the United States and other countries where we commercialize our medical devices.
Medical devices regulated by the FDA are subject to “general controls” which include: registration with the FDA; listing commercially distributed products with the FDA; complying with all applicable requirements under the Quality Management System Regulation (“QMSR”) which went into effect in February 2026; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining pre-market notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class III devices are subject to PMA.
Although our Class II medical devices have received regulatory clearance from the FDA in the United States for a particular patient population, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, effectiveness and other post-market information, including both federal and state requirements in the United States and requirements of comparable non-U.S. regulatory authorities in any international markets we choose to enter
Any regulatory clearances that we have received for our products will be subject to limitations on the cleared or approved indicated uses for which the product may be marketed and promoted, will be subject to the conditions of approval, or will contain requirements for potentially costly post-marketing testing. We are required to report certain adverse events and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing product safety issues could result in increased costs to assure compliance. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-clearance or approval marketing and promotion of products to ensure that they are marketed and distributed only for the cleared or approved indications and in accordance with the provisions of the cleared or approved labeling. We have to comply with requirements concerning advertising and promotion for our products.
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
If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:
•subject our facility to an adverse inspectional finding or Form 483, or other compliance or enforcement notice, communication or correspondence;
•issue warning or untitled letters that would result in adverse publicity or may require corrective advertising;
• impose civil or criminal penalties;
• suspend or withdraw regulatory clearances or approvals;
• refuse to clear or approve pending applications or supplements to approved applications submitted by us;
•impose restrictions on our operations, including closing our sub-assembly suppliers’ facilities;
• seize or detain products; or
•require a product recall.
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
Modifications to our current and future Legacy Ekso products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
An element of our Legacy Ekso Business strategy is to continue to upgrade our robotic exoskeleton platform to incorporate new software and hardware enhancements. Any modification to a 510(k)-cleared device, including our EksoNR, Ekso Indego Therapy, and Ekso Indego Personal, that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance based on the final guidance document issued by the FDA in October 2017 addressing when to submit a new 510(k) application due to modifications to 510(k)-cleared devices and a separate guidance document on when to submit a new 510(k) application due to software changes to 510(k)-cleared devices. Although largely aligned with the FDA’s longstanding guidance document issued in 1997, the 2017 guidance includes targeted changes intended to provide additional clarity on when a new 510(k) application is needed. The FDA may review our determinations regarding whether new clearances or approvals are necessary, and may not agree with our decisions. If the FDA disagrees with our determinations for any future changes, or prior changes to previously marketed products, as the case may be, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
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
In the EU, Legacy Ekso must comply with the European Union Medical Device Regulation (“EU MDR”) and obtain CE Certificates of Conformity to affix the CE Mark and market medical devices. As of December 31, 2025, the EksoNR product had not yet been approved under the EU MDR, and Legacy Ekso had submitted an application to obtain CE Certificates of Conformity for EksoNR. Any delay, denial, or failure to comply with EU MDR requirements could prevent or limit sales of Legacy Ekso products in the EU and could adversely affect Legacy Ekso's current results of operations, financial condition, or sale value while the business remains held for sale.
Our failure to meet strict post-market regulatory requirements with respect to our products could require us to pay fines, incur other costs or even close our facilities.
If we, or our suppliers, fail to comply with the QMSR, which went into effect in February 2026, or other applicable foreign regulations, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer. Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the QMSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products in the United States.
We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, and applicable agencies in other countries. These regulatory requirements and changes to the requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. The FDA enforces the QMSR through periodic announced and unannounced inspections of manufacturing facilities. Failure to comply with regulatory requirements such as QMSR may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our Legacy Ekso Business, operating results and prospects.
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
We can provide no assurance that we will continue to remain in material compliance with the QMSR, which went into effect in February 2026, replacing the Quality System Regulation (“QSR”). If the FDA or any applicable agencies inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our products, which would harm our Legacy Ekso Business.
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
Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. These laws may constrain the business and financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. The principal U.S. federal laws implicated include, but are not limited to, those that prohibit, among other things, (i) filing, or causing to be filed, false or improper claims for federal payment, known as the false claims laws, (ii) payment, solicitation or receipt of unlawful inducements, directly or indirectly, for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Many states have similar laws that apply to reimbursement by state Medicaid and other government funded programs as well as in some cases to all payors.
Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. We are subject to the risk that a person or government could allege we have engaged in fraud or other misconduct, even if none occurred. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, additional integrity oversight and reporting obligations, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our Legacy Ekso Business and our financial results.
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
Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market, and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval, for any new products would have an adverse effect on our ability to expand our Legacy Ekso Business.
Failure to comply with Health Insurance Portability and Accountability Act (HIPAA) or the HITECH Act and implementing regulations could result in significant penalties.
Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. Legacy Ekso must comply with standards governing the use and disclosure of protected health information within the business and with third parties, as well as privacy and security standards applicable to covered entities and business associates. Failure to comply with these requirements could result in criminal or civil sanctions, increased compliance costs, operational complexity, or disruption in accounts receivable and reimbursements.
Legacy Ekso Product Liability Risks
Our Legacy Ekso products may become subject to voluntary or involuntary recall.
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

The testing, manufacture, marketing and sale of medical devices and industrial products entail the inherent risk of liability claims or product recalls. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on us, or both, which in either case could have a material adverse effect on our Legacy Ekso Business and financial condition.
Warranty claims and maintenance obligations for current Legacy Ekso products could result in additional operating costs.
Sales of EksoNR, Ekso Indego Therapy and Ekso Indego Personal products generally include a one-year warranty for parts and services in the United States and a one- to three-year warranty in EMEA and APAC, and customer generally may purchase extended warranties for up to an additional four years. Warranty claims, warranty-related legal proceedings, maintenance, field corrections, or technological improvements for units already placed into service could increase operating costs, reduce cash flows, or create obligations that affect the Legacy Ekso Business while it remains held for sale.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have established and maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats that could adversely affect our business, operations, technology infrastructure, reputation, or financial condition.
Our business operates primarily as a provider of bare-metal GPU infrastructure and related hosting services. Our responsibilities generally focus on the physical security, availability, integrity, and operation of the facilities, hardware, networking infrastructure, infrastructure management systems, and operational environments that support customer workloads. Customers are generally responsible for the security of their operating systems, applications, data, access controls, model deployments, and other workload-level or application-layer security measures implemented on the infrastructure we provide.
As a result, our cybersecurity risk profile differs from that of providers offering managed cloud, software, platform, or application-layer services. For customer-facing infrastructure, our principal risks include unauthorized physical access, theft or damage to equipment, environmental threats affecting data center operations, attacks targeting infrastructure management systems, denial-of-service events affecting availability, and supply-chain or service-provider disruptions. In addition, like most organizations, we face cybersecurity risks associated with our corporate information technology environment, including unauthorized access attempts, ransomware, malware, credential compromise, insider threats, software vulnerabilities, business email compromise, and incidents involving third-party service providers.
Our cybersecurity program incorporates administrative, technical, and physical safeguards designed to address the distinct risks associated with both our hosting infrastructure and our corporate enterprise environment. Key elements of our program include:
•risk-based security governance and oversight;
•physical and environmental security controls for facilities and infrastructure;
•security policies, standards, and procedures;
•vulnerability identification and remediation processes;
•continuous monitoring and detection capabilities;
•identity and access management controls;
•network and infrastructure security controls;
•incident response and recovery planning;
•third-party risk management processes;
•employee security awareness and training; and

•periodic testing, assessments, and independent reviews of security controls.
We regularly assess cybersecurity risks as part of our enterprise risk management processes. Cybersecurity risks are identified through a combination of internal monitoring activities, infrastructure reviews, vulnerability assessments, threat intelligence, third-party assessments, audits, and incident investigations. Identified risks are evaluated based on their potential operational, financial, legal, strategic, and reputational impacts.
We utilize third-party vendors, service providers, and technology partners in our operations. Accordingly, our cybersecurity program includes processes designed to evaluate and monitor cybersecurity risks associated with certain third-party relationships. Depending on the nature of the service provided and associated risk profile, these processes may include security due diligence, contractual security requirements, review of independent assessments and certifications, periodic reassessments, and ongoing monitoring activities.
We maintain incident response procedures intended to facilitate the timely detection, containment, investigation, remediation, and recovery from cybersecurity incidents. Our incident response processes are designed to coordinate activities across technical, operational, legal, compliance, and executive leadership functions and, where appropriate, involve external cybersecurity, legal, forensic, and communications advisors.
Although we devote substantial resources to cybersecurity risk management, no cybersecurity program can eliminate all risks. Accordingly, we may experience cybersecurity incidents in the future that could have a material impact on our operations, business strategy, financial condition, or results of operations.
Governance
The Board oversees the Company's risk management framework, including cybersecurity risks. The Company's cybersecurity governance program is designed to address both (i) the physical security, availability, operational integrity, and resilience of its hosted infrastructure environment and (ii) cybersecurity risks affecting the Company's corporate information technology, business systems, data, and administrative operations. The Board receives periodic updates regarding the Company's cybersecurity program, significant cybersecurity risks, emerging threat trends, material incidents, and management's efforts to assess and mitigate cybersecurity risks.
The Audit Committee assists the Board in its oversight of cybersecurity and technology-related risks and receives regular reports regarding the effectiveness of the Company's cybersecurity risk management activities, cybersecurity risk exposure, incident preparedness, control enhancements, and significant cybersecurity matters.
Management is responsible for implementing and maintaining our cybersecurity risk management program. Cybersecurity oversight is led by the Company's Head of Security, together with members of senior management responsible for technology operations, risk management, legal, and compliance functions. These individuals possess experience in cybersecurity, technology operations, risk management, incident response, and regulatory compliance and are responsible for assessing cybersecurity risks, implementing security controls, coordinating incident response activities, and overseeing cybersecurity risk mitigation efforts across the organization.
Our security lead reports to the Chief Technology Officer (“CTO”) and has direct reporting and escalation responsibilities to the Audit Committee and the full Board with respect to significant cybersecurity matters. The CTO provides regular updates concerning the Company's cybersecurity posture, key risks, control enhancements, incident response readiness, threat landscape developments, and material cybersecurity incidents or vulnerabilities.
Management regularly reviews cybersecurity risks, security metrics, ongoing risk mitigation activities, and incident response preparedness. Significant cybersecurity matters are escalated to executive leadership, the Audit Committee, and the Board, as appropriate, based on the nature and significance of the risk or incident.
As of the date of this Annual Report, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition. However, future cybersecurity incidents could have such effects.

Item 2. Properties
Our principal executive office is currently located at 2440 Sand Hill Road, Suite 400, Menlo Park, California 94025, where we lease 4,503 square feet.
We lease 1.5 MW, 5 MW, and 7.5 MW of power capacity and space from third-party-owned colocation data centers in Minnesota, Utah, and Colorado, respectively. We use these locations as operating space.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business.
As of May 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material adverse effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company's management or affiliates is an adverse party or has a material interest adverse to the Company's interest.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Primary Market
The Company's common stock is traded on the Nasdaq Capital Market under the symbol “CHRN.”
Holders
As of May 31, 2026, we had approximately 180 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial shareholders.
Dividends
We have never declared or paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future, as we currently intend to retain future earnings to finance the development and expansion of our business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors relevant to our Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the fiscal year ended May 31, 2026.
Recent Sales of Unregistered Securities
During the fiscal year ended May 31, 2026, there were no unregistered sales of our securities except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, which are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors.” Our historical results are not necessarily indicative of the results to be expected for any period in the future, and results for any interim period should not be construed as an inference of what our results would be for any full year or future period.
Overview
We operate our business through two wholly-owned subsidiaries: ChronoScale Corporation, a Nevada corporation (f/k/a Applied Digital Cloud Corporation, a Nevada corporation) (“Cloud”) and Ekso Bionics, Inc., a Delaware corporation (“Legacy Ekso”). Following the Holding Company Transaction (as defined and described below), Applied Digital Cloud Corporation changed its name to ChronoScale Corporation. All references to “Cloud” prior to the Holding Company Transaction are to Applied Digital Cloud Corporation and after the Holding Company Transaction, to ChronoScale Corporation. Through Cloud, we have been providing cloud services to customers at third-party colocation centers located in Colorado, Minnesota and Utah, such as artificial intelligence and machine learning developers, seeking to develop their advanced products (the “Cloud Business”). Customers pay a fixed rate in exchange for an energized space supported by Cloud-provided equipment. Through Legacy Ekso, we design, develop, and market exoskeleton and complementary products that augment human strength, endurance, and mobility (the “Legacy Ekso Business”). On June 4, 2026, we announced that our Board of Directors (the “Board”) committed to a plan to divest the Legacy Ekso Business and focus operations solely on our Cloud Business. We expect to complete the divestiture of the Legacy Ekso Business during fiscal year 2027. As such, our Legacy Ekso Business has been designated as “held for sale.”
On May 5, 2026, we consummated the previously announced business combination transaction (the “Business Combination”) contemplated by that certain Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”), dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., a Nevada corporation (“Ekso”), APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly-owned subsidiary of APLD Intermediate (“Contributor”), each a wholly-owned direct or indirect subsidiary of Applied Digital Corporation, a Nevada corporation (“Applied Parent”), and Cloud, a wholly-owned indirect subsidiary of Applied Parent and a direct subsidiary of Contributor as of immediately prior to the consummation of the Business Combination (the “Closing”). Upon the Closing, Ekso changed its name to “ChronoScale Corporation” and Cloud became a wholly-owned subsidiary of Ekso. Following the Closing, we operated in two distinct business segments: the Cloud Business, which operated through Cloud, and the Legacy Ekso Business, which operated through Legacy Ekso, which is a direct wholly-owned subsidiary of Ekso. On July 1, 2026, we completed a holding company formation transaction (the “Holding Company Transaction”), as further described below, that created a new parent holding company as the public company, called ChronoScale Holdings Corporation, a Nevada corporation (“ChronoScale Holdings”), with its operating companies as wholly-owned subsidiaries. The holding company structure better reflects our individual operating businesses, allows for and can accommodate future growth from internal operations and generally provides for greater administrative and operational flexibility.
On May 29, 2026, our Board determined that the Legacy Ekso Business met the criteria to be classified as “held for sale” on our consolidated balance sheets as the Board committed to a plan to divest Legacy Ekso and the Legacy Ekso Business to focus our operations solely on the Cloud Business. We deem it appropriate to classify a business as a discontinued operation if the business meets all of the following criteria: (i) it is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. As of May 31, 2026, we deemed our Legacy Ekso Business to be discontinued operations due to the disposal group meeting all three criteria. As such, we have excluded the results of this business segment from our continuing operations and presented them in discontinued operations on the consolidated statements of operations for all periods presented in our audited consolidated financial statements included in this Annual Report on Form 10-K. The comparative periods have been updated to present the Legacy Ekso Business as held for sale and discontinued operations as of May 31, 2026. We recognized $0.4 million in revenue from the Legacy Ekso Business during the fiscal year ended May 31, 2026 within discontinued operations.
Unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Ekso Bionics Holdings, Inc. prior to the Business Combination, ChronoScale Corporation following the Business Combination and ChronoScale Holdings following the Holding Company Transaction.

Business Updates
Reverse Stock Split
As previously disclosed, on December 12, 2024, Legacy Ekso received a written notice from the Nasdaq Listing Qualifications staff of the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that because the minimum bid price for the Legacy Ekso’s common stock listed on the Nasdaq Capital Market was below $1.00 per share over the previous 30 consecutive business days, the Company did not meet the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement").

Before the opening of the stock market on June 2, 2025, Legacy Ekso effected a 1-for-15 reverse split of its common stock (the "Reverse Stock Split"). As a result, all common stock share amounts pertaining to Legacy Ekso instruments assumed by ChronoScale Holdings Corporation in the Business Combination included in this filing have been retroactively reduced by a factor of fifteen, rounded up to the nearest whole share, and all common stock per share amounts have been increased by a factor of fifteen, with the exception of the Company's common stock par value and the Company's authorized shares. Following the Reverse Stock Split, amounts affected included common stock outstanding, restricted stock units, common stock underlying stock options, and warrants.
The Reverse Stock Split was effected in order to raise the per share trading price of Legacy Ekso's common stock above $1.00 and regain compliance with the Minimum Bid Price Requirement. On June 13, 2025, Legacy Ekso regained compliance with the Minimum Bid Price Requirement.
Business Combination
On May 5, 2026, we completed the Business Combination contemplated by the Contribution and Exchange Agreement.
In connection with the Business Combination and immediately prior to the Closing, (i) we amended and restated our Articles of Incorporation and, in connection therewith, changed our name from "Ekso Bionics Holdings, Inc." to "ChronoScale Corporation" ("ChronoScale"), and (ii) Applied Parent consummated the Applied Parent PIPE Investment (as defined and further described below).
Upon the Closing of the Business Combination, (i) Contributor contributed to us all of its right, title and interest in and to 1.2 shares of common stock of Cloud, constituting 100% of the issued and outstanding equity of Cloud (the "Contributed Shares"), in exchange for 138,217 newly issued shares of our common stock (the "Exchanged Shares"); (ii) we entered into the Investor Rights Agreement with Contributor; (iii) we amended and restated our bylaws; and (iv) we adopted the ChronoScale 2026 Omnibus Equity Incentive Plan. In connection with the Business Combination, the CUSIP number for our common stock changed to 170924 104.
As a result of the Business Combination, Cloud became our wholly-owned subsidiary. Following the consummation of the Applied Parent PIPE Investment and the Closing, Applied Parent and Contributor beneficially owned approximately 97% of our outstanding common stock (resulting in Applied Parent obtaining a controlling interest in the Company) and legacy Ekso shareholders owned approximately 3% of our outstanding common stock.
Fiscal Year End
In connection with the Business Combination, as of the Closing Date, the Company changed its fiscal year end from December 31 to May 31.
Investor Rights Agreement

At the Closing, we entered into an investor rights agreement (the “Investor Rights Agreement”) with the Contributor, pursuant to which, the APLD Designator (as defined therein) has the right to designate four (4) of the seven (7) directors on our Board, including the Chairman (each such director, an “APLD Designee”). The initial APLD Designees are Wes Cummins (Chairman), Ella Benson, Douglas Miller and Richard Nottenburg. The remaining Board members are Ying Cenly Chen, our Chief Executive Officer, William M. Clancy, and Scott G. Davis, the Chief Executive Officer of Legacy Ekso.
The Investor Rights Agreement provides that, (i) for so long as the APLD Investors (as defined therein) beneficially own at least 50% of our aggregate outstanding voting securities, the APLD Designator may designate four (4) directors, (ii) if the APLD Investors beneficially own at least 25% of our aggregate outstanding voting securities, the APLD Designator may designate three (3) directors; (iii) if the APLD Investors beneficially own at least 10% (but less than 25%) of our aggregate outstanding voting securities, the APLD Designator may designate two (2) directors; and (iv) if the APLD Investors beneficially own less than 10% of our aggregate outstanding voting securities, the APLD Designator may designate one (1) director. In addition, the Investor Rights Agreement provides that the APLD Designator has the right, but not the obligation, to consent to any individual nominated for election to the Board seat initially occupied by the Chief Executive Officer of the Company, for so long as the APLD Investors collectively beneficially own at least 25% of the aggregate outstanding voting securities of the Company. Additionally, for so long as the APLD Investors continue to beneficially own at least thirty percent (30%) of the aggregate outstanding voting securities of the Company, the Board is prohibited from increasing the total number of directors on the Board to greater than seven (7) and, in no event shall any decrease in the number of directors on the Board, in any instance, eliminate, abridge, or otherwise modify the APLD Designator’s designation rights, in each case, without the consent of the APLD Designator.
The Investor Rights Agreement also provides that, for so long as the APLD Investors continue to beneficially own at least 30% of the aggregate outstanding voting securities of the Company, we must obtain the prior written consent of the APLD Designator for certain corporate actions, including, but not limited to, commencing or approving any dissolution, liquidation or winding up of the Company, making any fundamental change in the nature of our business, amending our governing documents, incurring, creating, assuming or guaranteeing any indebtedness (subject to certain exceptions) and making or committing to make any acquisition, joint venture, partnership, strategic alliance or formation of any subsidiary.
Pursuant to the Investor Rights Agreement, the Contributor is entitled to preemptive rights for so long as it beneficially owns at least 10% of the Company’s aggregate outstanding voting securities, subject to certain exemptions. When we propose to issue new equity securities, we must provide the Contributor with written notice specifying the securities to be offered, the price, and other material terms. Within 10 days of receiving this notice, the Contributor may elect to purchase up to the lesser of (i) 150% of its pro rata share of outstanding equity securities or (ii) 75% of the new securities being offered, with an oversubscription right for any unsubscribed securities.
In addition, we are required to file a registration statement with the SEC covering the resale of all registrable securities held by the APLD Investors by the date that is sixty (60) days after Closing.
Services Agreement
At the Closing, we entered into a Management Advisory and Corporate Services Agreement (the “Services Agreement”) with Applied Parent. Under the Services Agreement, Applied Parent has agreed to provide us with (i) management advisory services, including financial, managerial, and operational advice regarding day-to-day operations and strategic transactions and (ii) certain corporate services to us, including administrative and software services, and various personnel services. Under the Services Agreement, we will pay Applied Parent (i) an amount equal to one percent (1%) of our and our subsidiaries’ gross revenue per quarter and (ii) fees for other corporate services provided by Applied Parent to us and our subsidiaries as they are incurred on a monthly basis. The Services Agreement has an initial term of twelve (12) months, with automatic successive one (1)-month renewals unless either party provides at least sixty (60) days’ prior written notice of non-renewal prior to the expiration of the initial term or at least twenty (20) days prior to the expiration of the renewal term, and may be terminated by Applied Parent upon thirty (30) days written notice to us or by either party upon an uncured material breach or upon a party’s bankruptcy or insolvency.
2026 Plan
Effective upon the Closing, we adopted the 2026 Omnibus Equity Incentive Plan as amended and as adopted by ChronoScale Holdings following the Holding Company Transaction (the “2026 Plan”). The 2026 Plan was approved by the

Board on February 14, 2026, and by the Principal Stockholders on February 20, 2026. An aggregate of 22,500,000 shares of our common stock is authorized for issuance under the 2026 Plan. On July 8, 2026, the Company filed a registration statement on Form S-8 (File No. 333-297323), to register the shares available for grant under the 2026 Plan.
In connection with the Closing of the Business Combination, the Ekso Bionics Holdings, Inc. 2017 Employee Stock Purchase Plan and the Ekso Bionics Holdings, Inc. Amended and Restated 2014 Equity Incentive Plan were terminated immediately prior to the Closing, provided that all outstanding awards under the 2014 Equity Incentive Plan will remain outstanding and will continue to be governed by their existing terms.
Equity Offerings & Changes in Equity
October 2025 Private Placement
On October 28, 2025, Ekso Bionics Holdings, Inc. entered into a securities purchase agreement pursuant to which it issued and sold to certain investors in a private placement 769,490 shares of its common stock (the “2025 Private Placement”). The 2025 Private Placement closed on October 30, 2025. In connection with the 2025 Private Placement, placement agent warrants to purchase up to 15,389 shares of the Company’s common stock (the “2025 Placement Agent Warrants”) were issued to Lake Street Capital Markets, LLC (“Lake Street”). The 2025 Placement Agent Warrants were assumed by the Company in connection with the Business Combination.

January 2026 Private Placement
On January 20, 2026, Ekso Bionics Holdings, Inc. entered into a securities purchase agreement with certain investors pursuant to which it issued and sold in a private placement (the “2026 Private Placement”): (i) an aggregate of 5,852 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share (“Series B Preferred Stock”), convertible into an aggregate of 711,922 shares of the Company’s common stock, and (ii) warrants to purchase up to an aggregate of 355,960 shares of common stock at an exercise price of $8.22 per share (the “Investor Warrants”). The 2026 Private Placement closed on January 22, 2026. In connection with the 2026 Private Placement, a placement agent warrant to purchase up to 14,238 shares of common stock at an exercise price of $8.22 per share (the “2026 Placement Agent Warrants”) was issued to Lake Street. The Investor Warrants and 2026 Placement Agent Warrants were assumed by the Company in connection with the Business Combination.

In connection with the 2026 Private Placement, the investors therein entered into a Registration Rights Agreement, which obligated the Company to file a registration statement for the resale of the Conversion Shares and the shares underlying the Investor Warrants and the 2026 Placement Agent Warrants. The Company filed the registration statement on Form S-3, as amended (File No. 333-297176) with the Securities and Exchange Commission (the “SEC”) on June 30, 2026, which registration statement was declared effective by the SEC on July 15, 2026.

Business Combination
Upon the Closing of the Business Combination, (i) Contributor contributed to us all the Contributed Shares, in exchange for the Exchanged Shares; (ii) we entered into the Investor Rights Agreement with Contributor; (iii) we amended and restated our bylaws; and (iv) we adopted the ChronoScale 2026 Omnibus Equity Incentive Plan. As a result of the Business Combination, Cloud became our wholly-owned subsidiary. Following the consummation of the Applied Parent PIPE Investment (as defined below) and the Closing, Applied Parent and Contributor beneficially owned approximately 97% of our outstanding common stock (resulting in Applied Parent obtaining a controlling interest in the Company) and legacy Ekso shareholders beneficially owned approximately 3% of our outstanding common stock.
Applied Parent PIPE Investment
In connection with, and as a condition to the Closing of the Business Combination, on May 1, 2026, we entered into that certain securities purchase agreement (the “Applied Parent SPA”) with Applied Parent (the “Applied Parent PIPE Investment”), pursuant to which we issued to Applied Parent 1,311,407 shares of our common stock (the “Private Placement Shares”). The Private Placement Shares were sold at an offering price of $12.01 per share, the closing price of our common stock on April 30, 2026, the date immediately preceding the date of execution of the Applied Parent SPA, for gross proceeds to us of approximately $15.75 million. The closing of the transaction pursuant to the Applied Parent SPA took place on May 5, 2026, immediately prior to the Closing.

Armistice Warrant Exercises
On May 11, 2026, we issued a total of 700,000 shares of common stock upon the exercise of 700,000 common stock warrants held by Armistice Capital, LLC, with an exercise price of $6.36 per common stock warrant, resulting in net proceeds to us of approximately $4.5 million.
Series B Preferred Stock Conversions
On May 13, 2026, we issued a total of 355,961 shares of our common stock upon the conversion of 2,926 shares of Series B Preferred Stock held by one of the holders.
Debt Financings
B. Riley Promissory Note
On May 5, 2026, in connection with the Business Combination, ChronoScale Holdings Corporation assumed a Secured Promissory Note and Security Agreement (the “B. Riley Promissory Note”) by and between Legacy Ekso and B. Riley Commercial Capital, LLC (“B. Riley”) as lender. The B. Riley Promissory Note provides for a secured term loan in an aggregate principal amount of up to $2.0 million. The B. Riley Promissory Note was measured at its estimated fair value as of the Business Combination acquisition date. The loan matures on the earlier of the receipt of at least $2.4 million in net proceeds from the sale of the equity interests from new equity investors (a “Qualified Financing”), or September 14, 2026 (the “Maturity Date”).

Borrowings under the B. Riley Promissory Note bear interest at the rate of 10% per annum, which shall be payable in full on the Maturity Date. On the Maturity Date, we shall pay to B. Riley an exit fee in the amount of 10% of the original principal amount of the loan, which shall in the aggregate be $0.2 million (the “Exit Fee”). We may prepay the obligations under the B. Riley Promissory Note at any time in whole or in part. In connection with such prepayment, we must pay all accrued but unpaid interest on such portion of the principal prepaid, all interest that would have accrued through the Maturity Date on such principal amount prepaid and the portion of the Exit Fee applicable to such principal amount prepaid. B. Riley may elect to convert the obligations under the B. Riley Promissory Note, including the principal, interest, and Exit Fee, into equity securities in connection with a Qualified Financing at the purchase price per share paid by the lead investor thereunder.
In connection with the Closing, we obtained a written consent from B. Riley waiving any notice, consent, approval, acceleration, default-rate, penalty and other remedies under the B. Riley Promissory Note arising from the Business Combination and any related cross-defaults.
As of the date of this report, the aggregate principal amount outstanding under the B. Riley Promissory Note is $2.0 million.
Parker Hannifin Promissory Note
On May 5, 2026, in connection with the Business Combination, ChronoScale Holdings Corporation assumed an unsecured, subordinated promissory note (the “Parker Hannifin Promissory Note”) by and between Legacy Ekso and Parker Hannifin Corporation (“Parker”). The Parker Hannifin Promissory Note was measured at its estimated fair value as of the Business Combination acquisition date. The Parker Hannifin Promissory Note, which is subordinate to the B. Riley Promissory Note, bears no interest with principal payable in sixteen equal installments due on the last day of each quarter, which commenced on December 31, 2023 and matures on September 30, 2027.
As of the date of this report, the aggregate principal amount outstanding under the Parker Hannifin Note is $1.6 million.
Recent Developments
Cloud SAFE Payoff
During the fiscal year ended May 31, 2025, Cloud entered into two Simple Agreements for Future Equity (“SAFEs”) with an investor for equity in Cloud, which was, at that time, Applied Parent’s wholly-owned subsidiary, for aggregate proceeds of $12.0 million. This debt liability of the SAFEs was subsequently transferred from us to Applied Parent during the year ended May 31, 2026.

Applied Parent Grid Note
On June 26, 2026, we, as the borrower, entered into a Demand Grid Promissory Note (the “Grid Note”) with Applied Parent, as the lender. The aggregate principal amount available under the Grid Note is up to $100.0 million, reduced by the value of any of our liabilities guaranteed by the lender and a reserve amount determined by the lender. Advances on the Grid Note bear interest at the short-term Applicable Federal Rate, compounded semi-annually, and the Grid Note is payable on demand. On July 1, 2026, the Company drew $7.0 million under the Grid Note. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to August 20, 2027.
Holding Company Transaction
To implement the Holding Company Transaction, on July 1, 2026, the parties entered into the Merger Agreement. As part of the Holding Company Transaction and immediately prior to the Merger (as defined below), ChronoScale contributed all of the outstanding equity interests of its wholly-owned subsidiary, Cloud, to ChronoScale Holdings pursuant to a contribution agreement, resulting in Cloud becoming a direct, wholly-owned subsidiary of ChronoScale Holdings. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into ChronoScale, with ChronoScale continuing as the surviving corporation and a wholly-owned direct subsidiary of ChronoScale Holdings.. Immediately after the effective time of the Merger, (i) ChronoScale converted from a Nevada corporation to a Nevada limited liability company and changed its name to “ChronoScale Intermediate LLC” and (ii) Cloud changed its name to “ChronoScale Corporation.” Following the Holding Company Transaction, ChronoScale Holdings became the successor issuer to ChronoScale.
Following the Holding Company Transaction, the Cloud Business operates through ChronoScale Corporation, and the Legacy Ekso Business operates through Legacy Ekso, which is a direct wholly-owned subsidiary of ChronoScale Intermediate LLC.
Warrant Exercises
On July 21, 2026, we issued a total of 66,666 shares of our common stock upon the exercise of 66,666 common stock warrants held by an investor, with an exercise price of $15.00 per common stock warrant, resulting in net proceeds of approximately $1.0 million.
Series B Preferred Stock Conversions
On July 21, 2026, we issued a total of 355,961 shares of our common stock upon the conversion of 2,926 shares of Series B Preferred Stock held by one of the holders.
Change of Corporate Headquarters
On August 6, 2026, we changed our principal place of business to 2440 Sand Hill Road, Suite 400, Menlo Park, California 94025.
Microsoft Strategic Partnership
On August 6, 2026, we entered into a two-year strategic partnership with Microsoft to support the planned deployment of approximately 50 megawatts of AI compute capacity. The deployment is expected to utilize NVIDIA GB300 systems and advanced liquid-cooling infrastructure designed to support high-density, next-generation artificial intelligence and accelerated compute workloads. Upon projected completion in the first calendar quarter of 2027, the deployment is expected to expand our available compute capacity and further strengthen our position as a provider of high-performance digital infrastructure supporting AI and cloud computing applications. The deployment is subject to our ability to obtain financing on favorable terms and other customary development, construction, and operational conditions and milestones, for which there could be penalties and other credits available to our counterparty if we do not meet or perform. No assurance can be given about our ability to meet or perform these conditions and milestones, or to obtain financing on favorable terms or at all.

Results of Operations
Results of Operations for the fiscal year ended May 31, 2026 compared to the fiscal year ended May 31, 2025
The following table sets forth key components of the results of operations (in thousands) during the fiscal years ended May 31, 2026 and May 31, 2025.

	Fiscal Year Ended
	May 31, 2026	May 31, 2025	$ Change	% Change

Revenue	$71,604	$84,376	$(12,772)	(15)%
Costs and expenses:
Cost of revenues	88,691	115,308	(26,617)	(23)%
Selling, general and administrative	19,812	24,813	(5,001)	(20)%
Loss (gain) on sale of assets	598	(414)	1,012	(244)%
Total costs and expenses	109,101	139,707	(30,606)	(22)%
Operating loss:	(37,497)	(55,331)	17,834	(32)%
Interest expense, net	9,583	17,399	(7,816)	(45)%
Loss on change in fair value of warrants	2,212	—	2,212	*
Other expense, net	8	—	8	*
Net loss before income tax expense	(49,300)	(72,730)	23,430	(33)%
Income tax expense	—	—	—	—%
Net loss from continuing operations	(49,300)	(72,730)	23,430	(32)%
Net loss from discontinued operations	(1,020)	—	(1,020)	*
Net loss	$(50,320)	$(72,730)	22,410	(31)%
(*) Not meaningful
Commentary on Results of Operations for the fiscal year ended May 31, 2026 compared to the fiscal year ended May 31, 2025
Revenue
Revenue decreased $12.8 million, or 15%, from $84.4 million for the fiscal year ended May 31, 2025 to $71.6 million for the fiscal year ended May 31, 2026. This decrease was primarily due to the loss of a customer in December 2024 during the fiscal year ended May 31, 2025.
Cost of revenues
Cost of revenues decreased by $26.6 million, or 23%, from $115.3 million for the fiscal year ended May 31, 2025 to $88.7 million for the fiscal year ended May 31, 2026. The decrease was primarily due to the following changes:
•approximately $19.7 million decrease in depreciation and amortization expense primarily due to a decrease in amortization of finance lease right-of-use assets due to the renegotiations of certain of our leases during fiscal year 2026;
•approximately $6.4 million decrease in lease and lease related expenses due to the renegotiations of certain of our leases; and
•approximately $1.8 million decrease in personnel expenses for employee costs directly attributable to generating revenue;
These decreases were partially offset by an approximately $1.3 million increase in energy costs and other expenses directly attributable to generating revenue.

Selling, general and administrative expense
Selling, general and administrative expense decreased by approximately $5.0 million, or 20%, from $24.8 million for the fiscal year ended May 31, 2025, to $19.8 million for the fiscal year ended May 31, 2026. The decrease was primarily due to the following changes:
•approximately $5.3 million decrease in lease and lease related expenses due to the renegotiations of certain of our leases;
•approximately $0.7 million decrease in depreciation and amortization due to a decrease in amortization of finance lease right-of-use assets due to the renegotiations of certain of our leases during fiscal year 2026; and
•approximately $8.7 million decrease in other selling, general, and administrative expenses primarily due to bad debt expense in the prior fiscal year ended May 31, 2025 related to the specific identification of an uncollectible balance from a single counterparty. There is no comparable amount for the fiscal year ended May 31, 2026.
These decreases were also partially offset by an approximately $6.2 million increase in professional services expenses related to legal services primarily provided on discrete transactions and projects, and an approximately $2.8 million increase in stock-based compensation due to a modification of awards that occurred during the current year period and the reversal of expense associated with award forfeitures and cancellations that occurred during the prior year period. These decreases were further offset by an approximately $0.7 million increase in personnel expenses that were not directly attributable to generating revenue.
Loss (gain) on sale of assets
Loss on sale of assets was $0.6 million for the year ended May 31, 2026, driven by the write down of assets to their fair value upon disposal. Gain on sale of assets was $0.4 million for the year ended May 31, 2025, driven by a refund of charges related to a lease termination with a counterparty.
Interest expense, net
Interest expense, net decreased $7.8 million, or 45%, from $17.4 million for the fiscal year ended May 31, 2025 to $9.6 million for the fiscal year ended May 31, 2026. The decrease was primarily driven by a decrease in finance lease interest associated with the renegotiation of the majority of our finance leases during the period.
Loss on change in fair value of warrants
Loss on change in fair value of warrants was $2.2 million for the year ended May 31, 2026, and was associated with the revaluation of the Investor Warrants and 2026 Placement Agent Warrants issued in 2026, which were assumed by ChronoScale Holdings after the consummation of the Holding Company Transaction. There was no comparable amount for the year ended May 31, 2025 due to the Closing taking place on May 5, 2026. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, as well as stock price volatility, time to maturity, and the risk-free interest rate.
Net loss from discontinued operations
Net loss from discontinued operations was $1.0 million for the year ended May 31, 2026, and represents the statement of operations activity related to the Legacy Ekso Business from May 5, 2026 to May 31, 2026. There was no comparable amount for the year ended May 31, 2025. If the closing of the sale is materially delayed or if circumstances regarding the plan of disposal change, we may incur ongoing operating losses associated with maintaining these operations.
Funding Requirements
We have experienced net losses through the period ended May 31, 2026. Our transition to profitability is dependent on the successful operation of our business. Additionally, any material delay or change in the disposal plan of the Legacy Ekso business could require us to allocate additional working capital to fund the discontinued business.
We expect to have sufficient liquidity, including cash on hand, payments from customers, access to debt financing, and access to public capital markets, to support ongoing operations and meet our working capital needs for at least the next 12 months and all of our known requirements and plans for cash. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our ongoing operations and development plans. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations.
Sources of Liquidity
Our primary capital requirements are to fund our ongoing operations and working capital requirements. As of May 31, 2026, we had cash of $9.7 million and a working capital deficit of $42.6 million. Historically, we have incurred losses and have relied on Applied Parent to provide financing for our operations. We have primarily generated cash in the last 12 months from issuances of common stock, warrants, preferred stock, convertible promissory notes and the receipt of contractual deposits and revenue payments from our customer. In connection with the Business Combination, we raised $15.8 million in equity funding (gross, before deducting Business Combination and other related expenses). Additionally, we have the ability to modify the timing of our capital spending and extend our payment terms with vendors, if necessary.
Subsequent to the fiscal year ended May 31, 2026, we entered into the Grid Note, with Applied Parent, for the aggregate principal amount up to $100.0 million, reduced by the value of any of our liabilities guaranteed by the lender and a reserve amount determined by the lender. On July 1, 2026, we drew $7.0 million under the Grid Note, leaving $93.0 million of undrawn capacity available to us. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to August 20, 2027.
Management prepared a cash flow forecast covering the period through August 31, 2027, which includes cash flows from operations and known and reasonably knowable contractual obligations, including debt principal and interest payments and operating and finance lease payments. Based on this forecast, our available liquidity, consisting of cash on hand and available capacity under the Grid Note, is expected to exceed forecasted cash commitments by approximately $61.0 million through this look-forward period.
Based on this analysis, we believe that we have substantial liquidity to meet our obligations as they become due for at least one year after the issuance of these consolidated financial statements. Accordingly, Management has concluded that substantial doubt about our ability to continue as a going concern is not raised.
Recent Financing Activities
See "Note 8 - Debt" in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our convertible promissory notes and other debt instruments.
On May 5, 2026, immediately prior to the Closing, we closed the Applied Parent PIPE Investment, for gross proceeds of approximately $15.8 million.
On May 11, 2026, we issued a total of 700,000 shares of common stock upon the exercise of 700,000 common stock warrants held by Armistice Capital, LLC, with an exercise price of $6.36 per common stock warrant, resulting in net proceeds of approximately $4.5 million.
Subsequent to the fiscal year ended May 31, 2026, we also entered into the Grid Note, as described above, of which we drew $7.0 million on July 1, 2026. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to August 20, 2027.
On July 21, 2026, we issued a total of 66,666 shares of our common stock upon the exercise of 66,666 common stock warrants held by an investor, with an exercise price of $15.00 per common stock warrant, resulting in net proceeds of approximately $1.0 million.

Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of May 31, 2026 (in thousands):

	Payments Due by Period
	Total	FY 2027	FY 2028	FY 2029	FY 2030	FY 2031	Thereafter
Debt obligations(1)	$4,275	3,650	625	—	—	—	—
Operating lease obligations(2)	$65,109	21,798	22,623	17,152	3,536	—	—
Financing lease obligations(3)	$62,022	51,055	10,967	—	—	—	—
(1)Debt obligations presented in the table reflect the B. Riley Promissory Note and Parker Hannifin Promissory Note agreements assumed in the Business Combination, which are described in Note 8 to the consolidated financial statements for further discussion.
(2)Operating lease obligations include future minimum payments for our operating leases.
(3)Financing lease obligations include future minimum payments for our finance leases.
Summary of Cash Flows
The following table provides information about our net cash flow for the fiscal years ended May 31, 2026 and May 31, 2025, respectively.

	Fiscal Year Ended
$ in thousands	May 31, 2026	May 31, 2025
Net cash provided by (used in) operating activities	$39,067	$(7,222)
Net cash used in investing activities	(25,169)	(1,376)
Net cash (used in) provided by financing activities	(6,632)	10,996
Net increase in cash	7,266	2,398
Cash at beginning of period	2,398	—
Cash at end of period	$9,664	$2,398
Commentary on the cash flows during the fiscal years ended May 31, 2026 and May 31, 2025
Operating Activities
The net cash provided by (used in) operating activities changed by $46.3 million, from $7.2 million used in operating activities for the fiscal year ended May 31, 2025 to $39.1 million provided by operating activities for the fiscal year ended May 31, 2026. Activities that positively impacted operating cash flows during the fiscal year ended May 31, 2026 included changes in operating assets and liabilities as well as a decrease in net loss between comparative periods. These positive impacts were partially offset by a decrease in depreciation and amortization and lease expense due to renegotiations of certain agreements during the fiscal year ended May 31, 2026.
Investing Activities
The net cash used in investing activities increased by $23.8 million, from $1.4 million for the fiscal year ended May 31, 2025 to $25.2 million for the fiscal year ended May 31, 2026. This change was primarily due to an increase in investments in property and equipment during the fiscal year ended May 31, 2026 compared to May 31, 2025.
Financing Activities
The net cash (used in) provided by financing activities changed by $17.6 million, from $11.0 million provided by financing activities for the fiscal year ended May 31, 2025 to $6.6 million used in financing activities for the fiscal year ended May 31, 2026. This change was primarily driven by an approximately $38.3 million decrease in net transactions with Applied Parent as well as the absence of $12.0 million of proceeds from the issuance of SAFE agreements that occurred during the fiscal year ended May 31, 2025. These decreases were partially offset by $15.0 million of net proceeds from the

APLD Parent PIPE Investment, $4.5 million of proceeds from the exercise of warrants, the principal transfer of $12.0 million of the SAFE agreements to Applied Parent, and a decrease of $25.2 million in finance lease repayments during the fiscal year ended May 31, 2026 compared to the fiscal year ended May 31, 2025.
Recent Accounting Pronouncements
For a discussion of recently issued financial accounting standards, refer to “Note 2 - Significant Accounting Policies”.
Critical Accounting Estimates and Significant Judgments
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
•the fair value of the intangible and tangible assets acquired and liabilities assumed in our business combination;
•the unobservable inputs and assumptions used by management in estimating the fair value of our convertible preferred stock, warrants, and employee and non-employee director equity awards, which impacts our financial condition;
•accounting for leases; and
•useful lives assigned to long-lived assets.
Assets Acquired and Liabilities Assumed in Business Combinations
We allocate the fair value of the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of projected future cash flows based on expected future growth rates and margins, discount rate used to determine the present value of these cash flows, future changes in technology and royalty for similar brand licenses, and asset lives. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities would ordinarily affect our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. When applicable, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are included in the consolidated statement of operations. Refer to Note 3. Business Combinations in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion regarding the valuation of the Business Combination.
Convertible Preferred Stock and Warrant Liabilities
We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management also made uncertain estimates regarding the likelihood and timing of certain future events for application of the Binomial Lattice model for the valuation of its convertible Series B Preferred Stock and certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. Refer to Note 11.

Warrants and Note 13. Temporary Equity in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion regarding the valuation of warrants and Series B Preferred Stock, respectively.
Accounting for Leases
In accordance with ASC 842, Leases, at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present, generally based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize our incremental borrowing rate to determine the present value of the future lease payments, which is a hypothetical rate based on our understanding of what our credit rating would be to borrow and resulting interest we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items, such as initial direct costs paid or incentives received. Lease payments may be fixed or variable; however, only fixed payments are included in our lease liability. Variable lease payments may include costs such as common area maintenance, utilities, or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred. Refer to Note 15. Leases in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
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
Allocations From Applied Parent
The consolidated financial statements include expense allocations prior to the Business Combination for certain expenses provided by Applied Parent on a centralized basis, including, but not limited to, payroll, stock-based compensation and income taxes, and other expenses that are either specifically identifiable or clearly applicable to the Cloud Business. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Cloud Business during the periods presented. Management considers that such allocations have been made on a reasonable basis; however, these allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, stand-alone public entity.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this Item 7A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of ChronoScale Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ChronoScale Holdings Corporation (the “Company”) as of May 31, 2026 and 2025, the related consolidated statements of operations, temporary equity and stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Intangible Assets Acquired in a Business Combination
As discussed in Note 1 and Note 3 to the consolidated financial statements, on May 5, 2026, the Company completed a Business Combination that was accounted for as a reverse acquisition, with Applied Digital Cloud Corporation ("Cloud") determined to be the accounting acquirer. In connection with the acquisition of Legacy Ekso, the Company recognized identifiable intangible assets consisting of developed technology and trade names with a preliminary aggregate fair value of $10.95 million.
We identified the valuation of the acquired intangible assets as a critical audit matter. The principal considerations for our determination were the significant degree of auditor judgment and subjectivity involved in evaluating management's estimates used to determine the fair value of the acquired developed technology and trade names. The valuation of these assets was performed using the relief-from-royalty method and required management to make significant assumptions regarding projected revenues, royalty rates, discount rates, economic lives, and the future economic benefits expected to be derived from the acquired assets. Auditing these assumptions required a high degree of auditor judgment and the involvement of valuation professionals with specialized knowledge and skill.
The primary procedures we performed to address this critical audit matter included:
•Obtained an understanding of the Company's acquisition accounting process, including controls related to the development and review of the valuation models and significant assumptions used in estimating the fair value of the acquired intangible assets.
•Evaluated the professional qualifications, experience, and objectivity of management's third-party valuation specialist.
•Tested the completeness and accuracy of the underlying data used in the valuation analyses, including historical financial information and management's forecasts.
•With the assistance of valuation specialists, evaluated the appropriateness of the relief-from-royalty methodology used to estimate the fair value of the developed technology and trade name assets.
•Assessed the reasonableness of significant assumptions utilized in the valuation models, including projected revenues, selected royalty rates, discount rates, and estimated useful lives, by comparing such assumptions to historical operating results, industry data, market participant assumptions, and other external evidence.
•Performed sensitivity analyses on significant assumptions to evaluate the impact of changes in those assumptions on the estimated fair values of the acquired intangible assets.
•Evaluated the adequacy of the Company's disclosures related to the Business Combination and the acquired intangible assets in the consolidated financial statements.
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2026.
New York, NY
August 19, 2026

CHRONOSCALE HOLDINGS CORPORATION
Consolidated Balance Sheets
(In thousands, except par value amounts)

	May 31, 2026	May 31, 2025
ASSETS
Current assets:
Cash	$9,664	$2,398
Accounts receivable	12,542	3,788
Prepaid expenses and other current assets	2,200	223
Current assets held for sale	19,841	—
Total current assets	44,247	6,409
Property and equipment, net	32,081	10,922
Operating lease right of use assets, net	72,004	91,374
Finance lease right of use assets, net	122,509	195,495
Goodwill	54,513	—
Other assets	520	—
TOTAL ASSETS	$325,874	$304,200

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,052	$3,962
Accrued liabilities	3,740	572
Current portion of operating lease liability	18,130	16,093
Current portion of finance lease liability	47,571	133,407
Current portion of debt	3,370	—
Current deferred revenue	—	3,594
Current liabilities held for sale	5,028	—
Total current liabilities	86,891	157,628
Long-term portion of operating lease liability	40,289	58,420
Long-term portion of finance lease liability	10,729	—
Long-term debt	474	12,000
Warrant liabilities	5,454	—
Total liabilities	143,837	228,048
Commitments and contingencies (Note 16)
Temporary equity:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized; 3 issued and outstanding as of May 31, 2026, with a $2,926 redemption value; none outstanding as of May 31, 2025	2,012	—
Stockholders' equity:
Common stock, $0.001 par value; 290,000 shares authorized; 145,212 and 138,217 shares issued and outstanding as of May 31, 2026 and May 31, 2025, respectively	145	138
Additional paid in capital	379,342	225,156
Accumulated deficit	(199,462)	(149,142)
Total stockholders’ equity	180,025	76,152
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$325,874	$304,200

See accompanying notes to the consolidated financial statements

CHRONOSCALE HOLDINGS CORPORATION
Consolidated Statements of Operations
(In thousands, except par share amounts)

	Fiscal Year Ended
	May 31, 2026	May 31, 2025
Revenue	$71,604	$84,376
Costs and expenses:
Cost of revenues	88,691	115,308
Selling, general and administrative	19,812	24,813
Loss (gain) on sale of assets	598	(414)
Total costs and expenses	109,101	139,707
Operating loss	(37,497)	(55,331)
Interest expense, net	9,583	17,399
Loss on change in fair value of warrants	2,212	—
Other Expense, net	8	—
Net loss from continuing operations before income tax expense	(49,300)	(72,730)
Income tax expense	—	—
Net loss from continuing operations	$(49,300)	$(72,730)
Net loss from discontinued operations	$(1,020)	$—
Net loss	$(50,320)	$(72,730)

Basic and diluted net loss per share attributable to common shareholders
Continuing operations	$(0.35)	$(0.53)
Discontinued operations	(0.01)	—
Basic and diluted net loss per share	$(0.36)	$(0.53)
Basic and diluted weighted average number of shares outstanding	138,698	138,217
See accompanying notes to the consolidated financial statements

CHRONOSCALE HOLDINGS CORPORATION
Consolidated Statements of Temporary Equity and Stockholders' Equity
(In thousands)

	Temporary Equity(1)		Permanent Equity
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares(2)	Amount	Capital	Deficit	(Deficit)
Balance as of May 31, 2024	—	$—	138,217	$138	$225,156	$(76,412)	$148,882
Net loss	—	—	—	—		(72,730)	(72,730)
Balance as of May 31, 2025	—	$—	138,217	$138	$225,156	$(149,142)	$76,152
Capital contributions from Applied Parent	—	—	—	—	75,435	—	75,435
Recapitalization adjustment resulting from reverse merger	6	3,854	—	4	53,765	—	53,769
Ekso Bionics Holdings, Inc. outstanding shares as of Business Combination date	—	—	3,565	—	—	—	—
Proceeds from the issuance of common stock, net	—	—	1,311	1	14,999		15,000
Conversion of Series B Preferred Stock to common stock	(3)	(1,955)	356	—	1,955	—	1,955
Accretion of Series B Preferred Stock to redemption value (deemed dividend)	—	113	—	—	(113)	—	(113)
Exercise of warrants	—	—	700	1	4,451	—	4,452
Equity incentive	—	—	1,063	1	2,397	—	2,398
Stock-based compensation	—	—	—	—	1,297	—	1,297
Net loss	—	—	—	—	—	(50,320)	(50,320)
Balance as of May 31, 2026	3	$2,012	145,212	$145	$379,342	$(199,462)	$180,025

(1) Refer to Note 13. Temporary Equity for additional information regarding the January 2026 Series B Preferred Stock (as defined below).
(2) In accordance with Accounting Standards Codification (“ASC”) 805, the historical stockholders’ equity of the Company prior to the Business Combination (as defined below) has been retrospectively adjusted for the equivalent number of shares received in the share exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. Refer to Note 3. Business Combinations for additional information.

CHRONOSCALE HOLDINGS CORPORATION
Consolidated Statements of Cash Flows (In thousands)

	Fiscal Year Ended
	May 31, 2026	May 31, 2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(50,320)	$(72,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,340	80,656
Stock-based compensation	1,297	(1,463)
Lease expense	21,034	30,922
Loss on change in fair value of warrants	2,212	—
Loss (gain) on sale of assets	598	(414)
Changes in operating assets and liabilities:
Accounts receivable	(8,544)	(3,788)
Prepaid expenses and other current assets	(1,870)	111
Other assets	(520)	581
Accounts payable	4,565	(9,014)
Accrued liabilities and other noncurrent liabilities	(453)	(1,008)
Lease assets and liabilities	14,447	(3,491)
Deferred revenues	(3,719)	(27,584)
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	39,067	(7,222)
CASH FLOW FROM INVESTING ACTIVITIES
Net cash acquired in reverse merger acquisition	1,707	—
Purchases of property and equipment and other assets	(26,876)	(1,376)
CASH FLOW USED IN INVESTING ACTIVITIES	(25,169)	(1,376)
CASH FLOW FROM FINANCING ACTIVITIES
Principal transfer of SAFE agreement to Applied Parent	(12,000)	—
Repayment of finance leases	(89,519)	(114,743)
Proceeds from issuance of common stock	15,750	—
Common stock issuance costs	(750)	—
Proceeds from issuance of SAFE agreement included in long-term debt	—	12,000
Capital contributions from Applied Parent	75,435	113,739
Proceeds from exercise of warrants	4,452	—
CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,632)	10,996
NET INCREASE IN CASH	7,266	2,398
CASH, BEGINNING OF PERIOD	2,398	—
CASH, END OF PERIOD	$9,664	$2,398
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired resulting from reverse merger	$74,705	$—
138,217 shares issued in recapitalization adjustment resulting from reverse merger	$57,623	$—
Fair value of liabilities assumed from reverse merger acquisition	$18,789	$—
Deemed dividend in connection with equity financings	$113	$—
Series B Preferred shares converted to common	$1,955	$—
Operating right-of-use assets obtained by lease obligation	$—	$20,280
Finance right-of-use assets obtained by lease obligation	$5,895	$64,358
Property and equipment in accounts payable and accrued liabilities	$—	$1,387
Modification of liability classified incentive award to equity classified award	$2,398	$—
Share issuance of restricted stock units	$1	$—
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$9,532	$17,270

See accompanying notes to the consolidated financial statements

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)

1.    Business and Basis of Presentation
Description of the Business
ChronoScale Holdings Corporation (the “Company,” “we,” “our,” or “us”) operates an integrated platform of cloud computing infrastructure and advanced technology solutions. On May 5, 2026, the Company completed a business combination with Applied Digital Cloud Corporation and changed its name from Ekso Bionics Holdings, Inc. to ChronoScale Corporation (“ChronoScale”) (the “Business Combination”). Following the Business Combination, the Company operated through two wholly-owned subsidiaries: Applied Digital Cloud Corporation (“Cloud”) and Ekso Bionics, Inc. and its subsidiaries (“Legacy Ekso”). On July 1, 2026, the Company completed a holding company transaction (the “Holding Company Transaction”) pursuant to which ChronoScale Holdings Corporation became the successor issuer to ChronoScale and the publicly traded parent company. In connection with the Holding Company Transaction, Cloud became a direct wholly-owned subsidiary of ChronoScale Holdings Corporation and changed its name to “ChronoScale Corporation” and ChronoScale became a direct wholly-owned subsidiary of ChronoScale Holdings Corporation, converted from a Nevada corporation to a Nevada limited liability company and changed its name to “ChronoScale Intermediate LLC.” Legacy Ekso is a direct wholly-owned subsidiary of ChronoScale Intermediate LLC. All references to Cloud in these consolidated financial statements refer to Applied Digital Cloud Corporation prior to the Holding Company Transaction and to ChronoScale Corporation following the Holding Company Transaction. The Company is headquartered in Dallas, Texas, and its common stock is listed on the Nasdaq Capital Market under the symbol “CHRN.”
The Company’s cloud business (“the Cloud Business”) provides cloud-based computing services to customers, including artificial intelligence (“AI”) and machine learning (“ML”) developers, by delivering access to high-performance computing infrastructure at third-party colocation facilities. Customers pay a fixed rate for energized space supported by Company-owned equipment. The Company’s platform supports compute-intensive workloads, including AI, ML and high-performance computing (“HPC”), leveraging graphics processing unit (“GPU”)-based infrastructure deployed across multiple United States (“U.S.”) locations.
Legacy Ekso designs, develops and markets exoskeleton technologies that augment human strength, endurance and mobility, with a primary focus on healthcare applications such as rehabilitation and mobility solutions for individuals with physical impairments.
Following the Business Combination, the Company has shifted focus to its Cloud Business operations. The Board of Directors of the Company has approved a plan to divest the Legacy Ekso Business, which has been designated as “held for sale” as of May 31, 2026, with completion expected during fiscal year 2027. As a result, the Company expects to operate primarily as a cloud services provider supporting data-intensive and AI-driven workloads, while completing the divestiture of its Legacy Ekso operations.
Basis of Presentation
The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company as a standalone reporting entity. The financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and reflect the consolidated operations of the Company and its wholly-owned subsidiaries for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
The Company evaluates events and transactions that occur after the balance sheet date for potential recognition or disclosure in the financial statements in accordance with U.S. GAAP.
The Company classifies its assets and liabilities between current and non-current based on the expected timing of realization or settlement, generally considering a one-year period from the balance sheet date. Revenue and expenses are recognized in the periods in which they are earned or incurred, respectively, in accordance with U.S. GAAP.
Unless otherwise indicated, all dollar and share amounts included in these notes to the consolidated financial statements are in thousands.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
Prior to the Business Combination, Cloud existed and functioned as a part of the consolidated business of Applied Digital Corporation, a Nevada corporation (“Applied Parent"). For the periods prior to the Business Combination, the financial statements are prepared on a standalone basis and are derived from Applied Parent's historical accounting records. The Business Combination was accounted for as a reverse acquisition of Ekso Bionics Holdings, Inc. by Cloud as the accounting acquirer. Accordingly, the historical financial statements presented herein are those of ChronoScale Holdings Corporation, the accounting acquirer, and are presented as a continuation of ChronoScale Holdings Corporation financial operations. The operations of Ekso Bionics Holdings, Inc. are consolidated only from the closing date of the Business Combination forward. The financial statements may not be indicative of the Company's future performance and do not necessarily reflect what financial position, results of operations and cash flows would have been had it operated as a standalone business for the period prior to the Business Combination.
The consolidated statement of operations includes all revenues, costs, and expenses directly attributable to the Company including allocation of expense associated with payroll, stock-based compensation and income taxes. Allocations are based on direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the period prior to the Business Combination. The allocated amounts are not necessarily indicative of the amounts that would be incurred or realized had the Company operated as a separate standalone entity during the period prior to the Business Combination. Actual costs the Company may have incurred if it were a standalone entity during the period prior to the Business Combination would depend on a number of factors, including whether functions were outsourced or performed by employees and strategic decisions made in areas of selling, general and administrative expense and infrastructure.
Income tax amounts in the consolidated financial statements have been calculated on a separate return method and presented as if operations were separate taxpayers in the respective jurisdictions for the period prior to the Business Combination.
The consolidated balance sheet includes assets and liabilities for the period prior to the Business Combination that have been determined to be specifically identifiable or otherwise attributable to the Company. Cash includes cash held at legal entities within the Company.
2.    Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenue and expenses during the reporting periods. The Company evaluates the estimates on an on-going basis. Although estimates are based on historical facts and various other assumptions that the Company believes are reasonable, actual results could differ from those estimates. For the Company, these estimates include, but are not limited to, the fair value of intangible and tangible assets acquired and liabilities assumed in business combinations, the valuation of warrants, convertible preferred stock, and employee and non-employee director equity awards, accounting for leases, useful lives assigned to long-lived assets, and contingencies.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which when capable of being distinct, are accounted for as separate performance obligations. In accordance with ASC 606, revenue recognition is evaluated based on the following five-step approach, including (i) identification of the contract; (ii) identification of performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price; and (v) recognition of revenue.
The Company provides managed cloud infrastructure services to customers, such as AI and ML developers, to help develop their advanced products. Customers pay a fixed rate to the Company in exchange for managed cloud services

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
supported by Company-provided equipment. Revenues are recognized based on the fixed rate, net of any credits for non-performance, over the term of the agreements.
Accounts Receivable
Accounts receivable are primarily comprised of billed and unbilled receivables for which the Company has an unconditional right to consideration and the performance obligations have been satisfied. When applicable, the Company recognizes an allowance for the remaining lifetime expected credit losses based on management’s expectation of collectability. The Company bases its estimate on multiple factors, including historical experience with bad debts, the Company's relationship with its customers and their credit quality, the aging of respective asset balances, current macroeconomic conditions and management’s expectations of conditions in the future. The Company writes off accounts receivable in the period when the likelihood of collection of a balance is considered remote. The Company has not experienced material losses related to accounts receivable during the years ended May 31, 2026. However, during the year ended May 31, 2025, the Company recorded $9,508 in bad debt expense related to the specific identification of an uncollectible balance from a single counterparty (this counterparty is no longer a customer of the Company), which is included as a component of “Selling, general and administrative expense” in the consolidated statement of operations. The Company's accounts receivable balances, net of allowances, as of May 31, 2026 and 2025 were $12,542 and $3,788, respectively.
Concentration of Credit Risk
The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.
The Company's accounts receivable as of May 31, 2026 are derived from revenue earned from a single customer. For the year ended May 31, 2026, this customer accounted for approximately 100% of the Company's revenues and accounts receivable. The Company expects that one or a limited number of its customers will continue to account for a high percentage of its revenue for the foreseeable future.
The Company monitors the credit quality of its customer on an ongoing basis and has not historically experienced any significant losses related to receivables, except for the one-off uncollectible balance identified during the year ended May 31, 2025; refer to the Accounts Receivable section above for more information. However, the Company's financial condition, results of operations, and cash flows are dependent upon the continued relationship with, and financial condition of, this customer. In the event that this customer chooses to terminate or not renew its contract with Cloud, the Company's operating results would suffer dramatically until it obtains replacement customers, which could result in a material adverse effect on the Company's business, results of operations and future prospects.
Segments
For the year ended May 31, 2026, the Company has identified one operating segment, the Cloud Business, which has also been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer. The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and profit (loss).
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (see “Note 4 - Property and Equipment”). Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is included in earnings. Leasehold improvements and assets recorded in association with our leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset. Construction in progress represents assets received but not placed into service as of May 31, 2026 and May 31, 2025.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
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
Impairment or Disposal of Long-Lived Assets
Our long-lived assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We also evaluate the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, we determine the recoverability of our long-lived assets by comparing the carrying value of our long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections.
Lease Accounting
The Company determines whether an arrangement contains a lease at the inception of the arrangement. The Company leases data center and office space under operating leases and equipment under both financing and operating leases. If a lease is determined to exist, the term of such lease is assessed based on the commencement date, which is the date on which the underlying asset is made available for the Company’s use by the lessor. For leases with renewal periods or early terminations at the Company’s option, the Company determines the expected lease term based on whether the exercise of any renewal option or early termination is reasonably certain at the inception of the lease.
At the commencement date of a lease, we recognize a right-of-use asset representing our right to use the underlying asset during the lease term and a lease liability for the present value of the future lease payments. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments.
For operating leases, we recognize fixed lease expense on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term. Variable lease costs are recognized as incurred. Assets and liabilities related to finance leases are presented separately from those relating to operating leases on our consolidated balance sheets. We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets. We have also elected for all leases to not separate lease and non-lease components.
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

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
Assets Held For Sale
The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets. Upon the Business Combination date, and as of May 31, 2026, the Company deemed its Legacy Ekso Business met the held for sale criteria and was classified as such on the consolidated balance sheet as of May 31, 2026.
Discontinued Operations
The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all of the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held for sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. However, a business that is classified as held for sale upon acquisition qualifies for discontinued operations presentation regardless of whether the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
On May 5, 2026, in connection with the Business Combination, the Company classified the Legacy Ekso Business as held for sale. Because the Legacy Ekso Business met the criteria to be classified as "held for sale" upon acquisition, the business qualifies for discontinued operations presentation in accordance with ASC 205-20, Discontinued Operations. Accordingly, the Company has presented the assets and liabilities of the Legacy Ekso Business separately as current assets and liabilities held for sale on its consolidated balance sheets and the operating results of the Legacy Ekso Business separately as net loss from discontinued operations in its consolidated statements of operations as of and for the year ended May 31, 2026, respectively.

Income Taxes
Income tax amounts in the consolidated financial statements have been calculated on a separate return method and presented as if operations were separate taxpayers in the respective jurisdictions. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences that exist between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as net operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected, more likely than not, to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
ASC Topic 740, Income Taxes, (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.
ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
The Company's policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as components of income tax expense.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.
For further information on income taxes, see “Note 9 - Income Taxes” below.
Stock-based Compensation
The Company measures stock-based compensation expense for restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance stock units (“PSUs”) made to employees and non-employee directors based on the Company’s closing stock price on the date of grant and recognizes the value on a straight-line basis over the requisite service periods of the awards.
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
Liquidity
As of May 31, 2026, the Company had cash of $9,664 and a working capital deficit of $42,644. Historically, the Company has incurred losses and has relied on Applied Parent to provide financing for its operations. In connection with the Business Combination, the Company raised $15,750 in equity funding (gross, before deducting Business Combination and other related expenses).
Subsequent to the fiscal year ended May 31, 2026, the Company entered into the Grid Note (as defined below), which made available to the Company an aggregate principal amount up to $100,000, reduced by the value of any of our liabilities guaranteed by the lender and a reserve amount determined by the lender. Based on the current forecast, approximately $93,000 of undrawn capacity under the Grid Note is available to the Company. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to August 20, 2027.
Management prepared a cash flow forecast covering the period through August 31, 2027, which includes expected cash flows from operations and known and reasonably knowable contractual obligations, including debt principal and interest payments and operating and finance lease payments. Based on this forecast, the Company's available liquidity, considering of cash on hand and available liquidity under the Grid Note, is expected to exceed forecasted cash commitments by approximately $61,016 during the look-forward period.
Based on this analysis, the Company believes the company has sufficient liquidity to meet its obligations as they become due for at least one year after the issuance of the consolidated financial statements. Accordingly, management concluded that substantial doubt about the Company's ability to continue as a going concern is not raised.
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statement presentation and disclosures and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2028.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update are to make other incremental improvements to U.S. GAAP and facilitate codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on the Company’s consolidated financial statements.
3.    Business Combinations
Ekso Bionics Holdings, Inc.
On May 5, 2026, the Company completed the Business Combination contemplated by the Contribution and Exchange Agreement. At the Closing, APLD ChronoScale HoldCo LLC, a wholly-owned subsidiary of APLD Intermediate HoldCo LLC (the “Contributor”), transferred to the Company all of its right, title and interest in 1.2 shares of common stock of Cloud, representing 100% of the issued and outstanding equity interests of Applied Digital Cloud Corporation, in exchange for 138,217 newly issued shares of common stock of the Company. As a result of the Business Combination, Cloud became a direct, wholly-owned subsidiary of the Company. Following the consummation of the Applied Parent PIPE Investment and the closing of the Business Combination, Applied Parent and Contributor collectively beneficially owned approximately 97% of the outstanding common stock of the Company and the legacy Ekso shareholders owned approximately 3% of the Company’s outstanding common stock. Based on the relative voting rights and ownership interests following the Business Combination, Cloud was determined to be the accounting acquirer and the transaction was accounted for as a reverse acquisition.
Holding Company Transaction
On July 1, 2026, the Company completed the Holding Company Transaction pursuant to which ChronoScale Holdings Corporation became the successor issuer to ChronoScale and the publicly traded parent company, and Applied Digital Cloud Corporation became a direct wholly-owned subsidiary of ChronoScale Holdings Corporation and was renamed “ChronoScale Corporation.” All references to “Cloud” following the Holding Company Transaction refer to ChronoScale Corporation.
The aggregate purchase consideration in the Business Combination was $57,623, which was comprised of the following:

Purchase Consideration
Common and preferred shares issued (4,277 shares)	$56,543
Assumed restricted stock units (82 RSUs)	1,080
Total purchase consideration	$57,623
The fair value of the common stock, preferred stock, and assumed restricted stock units included in the purchase consideration was estimated based on our $13.22 closing stock price on the Business Combination acquisition date.
In connection with the Business Combination, the Company assumed certain equity awards. The portion of these awards attributable to pre-combination service, valued at $1,080, was included in the total purchase price. The remaining compensation expense for awards requiring post-combination service will be recognized over the respective awards' remaining requisite service period.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
The acquisition-related costs were $5,363, and were recorded in selling, general and administrative expense in the consolidated statements of operations during the year ended May 31, 2026.
The preliminary fair values of assets acquired and liabilities assumed on the Business Combination acquisition date are summarized as follows:

Purchase consideration to be allocated	$57,623

Cash	$13,492
Goodwill	54,513
Current assets held for sale	20,192
Total assets acquired	$88,197

Current portion of debt	(3,346)
Accrued liabilities	(3,397)
Long-term debt	(464)
Warrant liabilities	(3,242)
Current liabilities held for sale	(5,125)
Total liabilities assumed	$(15,574)
Total net assets acquired attributable to ChronoScale Corporation	$72,623
Less: Cash acquired through APLD Parent PIPE Investment (as defined below)	$(15,000)
Total net assets acquired attributable to ChronoScale Corporation, net of APLD Parent PIPE Investment	$57,623
The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is entirely attributable to the expected synergies and economic benefits associated with the access to public markets resulting from the Business Combination transaction, rather than the Legacy Ekso Business which is classified as held for sale and discontinued operations as of May 31, 2026. There were no changes to goodwill in the period between the Business Combination acquisition date and May 31, 2026.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
The acquired assets and assumed liabilities were recorded at their estimated fair values, which are subject to change during the measurement period, which is up to one year from the date of acquisition. Assets and liabilities held for sale were recorded at their estimated fair values less costs to sell, as presented in the following table:

Acquisition Date
ASSETS
Current assets:
Accounts receivable, net	$4,125
Inventories	4,562
Prepaid expenses and other current assets	1,150
Property and equipment, net	1,086
Intangible assets, net	10,950
Operating lease right-of-use assets, net	315
Other assets	369
Estimated costs to sell	(2,365)
Total current assets held for sale	$20,192

LIABILITIES
Current liabilities:
Accounts payable	$281
Accrued liabilities	1,658
Operating lease liabilities, current	321
Deferred revenues, current	1,401
Deferred revenues, non-current	1,288
Operating lease liabilities, non-current	114
Other non-current liabilities	62
Total current liabilities held for sale	$5,125
The fair value of the assumed debt was determined based on a valuation performed by an independent third-party valuation specialist in connection with the acquisition.
The fair value of acquired intangible assets consists of legacy Ekso's developed technology and trade name. The valuations of the developed technology and trade name were performed by a third-party valuation specialist using the relief-from-royalty method. The following table presents the amounts allocated to the intangible assets identified as of the date of acquisition and their estimated useful lives:

	Fair Value	Useful Lives (in years)
Trade names	$4,650	7
Developed technology	6,300	7
Total intangible assets acquired	$10,950
The following unaudited pro forma combined financial information presents the combined results of Cloud and Ekso Bionics Holdings, Inc. as if the Business Combination had occurred on June 1, 2024, the beginning of the comparable prior annual reporting period:

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)

	Year Ended May 31, 2026	Year Ended May 31, 2025
Pro forma revenue	$83,169	$99,027
Pro forma net loss	$(66,233)	$(87,107)
The unaudited pro forma combined financial information has been derived from the historical financial information of Cloud and Ekso Bionics Holdings, Inc. and reflects pro forma adjustments for the reversal of historical amortization expense related to intangible assets.
The unaudited pro forma combined financial information does not necessarily reflect what the combined company’s financial condition or results of operations would have been had the Business Combination and related financing transactions been completed as of June 1, 2024. The unaudited pro forma combined financial information is presented for informational purposes only and may not be indicative of the Company’s future financial condition or results of operations. As Legacy Ekso assets qualify as held for sale and discontinued operations, an adjustment was not recorded for amortization expense within the unaudited pro forma combined financial information.
4.    Property and Equipment
Property and equipment, net consisted of the following as of May 31, 2026 and 2025:

	Estimated Useful Life	May 31, 2026	May 31, 2025
Networking equipment, electrical equipment, and software	3 - 5 years	$672	$672
Leasehold improvements	3 - 5 years	697	697
Construction in progress		1,208	3,331
Other equipment and fixtures	3 - 5 years	37,907	8,900
Total cost of property and equipment		40,484	13,600
Accumulated depreciation		(8,403)	(2,678)
Property and equipment, net		$32,081	$10,922
Depreciation expense totaled $5,725 and $1,932 for the fiscal years ended May 31, 2026 and 2025, respectively, and was included as a component of cost of revenues and selling, general and administrative expense in the consolidated statements of operations.
5.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customer for the fiscal years ended May 31, 2026 and May 31, 2025:

	May 31, 2026	May 31, 2025
Customer A	100%	77%
Customer B	—%	23%
	100%	100%
For the year ended May 31, 2026, the Company's revenue is concentrated with a single customer, Together AI, which utilizes GPU capacity across all three of the Company’s third-party colocation centers, pursuant to a master terms of service agreement originally entered into in December 2023 (as amended to date, the “Together AI Agreement”). The Together AI Agreement was most recently renewed effective March 1, 2026 for an initial term of twelve months, after which it automatically renews for successive sixty-day periods unless either party provides prior written notice of termination. Pursuant to the terms of the Together AI Agreement, the Company provides Together AI with access to dedicated NVIDIA H100 GPU infrastructure across multiple clusters totaling approximately 6.1 GPUs. The Company's services are priced at a fixed, per-GPU per-hour rate which is billed and paid monthly. In the Company's industry, it is common to have a concentrated number of customers and relatively short-term contracts with customers (typically, on a

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
month-to-month or annual basis). The loss of, or a significant reduction in services provided to, this customer could have a material impact on the Company's financial position, result of operations, and cash flows.
Deferred Revenue
Changes in the Company's deferred revenue balances for the fiscal years ended May 31, 2026 and May 31, 2025, respectively, are shown in the following table:

	May 31, 2026	May 31, 2025
Balance, beginning of period	$3,594	$31,178
Advance billings	61,649	$66,435
Revenue recognized	(65,243)	$(84,376)
Other adjustments (1)	—	$(9,643)
Balance, end of period	—	3,594
(1) During the year ended May 31, 2025, this adjustment represents deferred revenue associated with a contract that was cancelled during the 2024 fiscal year and repaid during the 2025 fiscal year.

6.     Discontinued Operations
On May 5, 2026, in connection with the Business Combination, the Company classified the Legacy Ekso Business as held for sale. Because the Legacy Ekso Business met the criteria to be classified as "held for sale" upon acquisition, the business qualifies for discontinued operations presentation in accordance with ASC 205-20, Discontinued Operations. As such, the Company reported the Legacy Ekso Business as discontinued operations for the fiscal year ended May 31, 2026. The Company expects the sale of the Legacy Ekso Business to occur within 12 months from the date it met the held for sale criteria.
The financial results of the Legacy Ekso Business are presented as net loss from discontinued operations on the consolidated statements of operations. The results of operations included within discontinued operations represent the period from May 5, 2026 through May 31, 2026 and include directly attributable revenues and expenses. Corporate overhead costs and other general administrative expenses that are not directly attributable to the operations of the discontinued component have not been allocated to discontinued operations. The following table presents the major components of the financial results of the Legacy Ekso Business for the periods presented.

Fiscal Year Ended
May 31, 2026
Revenue	$385
Costs and expenses:
Cost of revenues	302
Selling, general and administrative	1,103
Total costs and expenses	1,405
Operating loss from discontinued operations	(1,020)
Other expense, net	—
Net loss from discontinued operations before income tax expense	(1,020)
Income tax expense	—
Net loss from discontinued operations	$(1,020)

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
As of May 31, 2026, the assets and liabilities of the Legacy Ekso Business are classified as current in the Company's consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as held for sale on the consolidated balance sheets for the periods presented:

(in thousands)	May 31, 2026
ASSETS
Current assets:
Cash	$2
Accounts receivable	3,914
Prepaid expenses and other current assets	5,604
Property and equipment, net	1,084
Intangible assets, net	10,950
Operating lease right of use asset, net	284
Other assets	368
Estimated costs to sell	(2,365)
Total current assets held for sale	$19,841

LIABILITIES
Current liabilities:
Accounts payable	263
Accrued liabilities	1,807
Current portion of operating lease liability	290
Deferred revenue	2,563
Long-term portion of operating lease liability	105
Total current liabilities held for sale	$5,028

The following table summarizes the net cash flows from discontinued operations of the Legacy Ekso Business for the years ended May 31, 2026, and May 31, 2025:

Fiscal Year Ended
May 31, 2026
Net cash used in operating activities - discontinued operations	$(1,705)
Net cash used in investing activities - discontinued operations	$—

7.    Related Party Transactions
The Company has transactions with related parties, primarily with its parent entity, Applied Parent. As a result of its ownership interest and control, Applied Parent is considered a related party.
Management Advisory and Corporate Services Agreement
In connection with the business combination, the Company entered into a Management Advisory and Corporate Services Agreement (the “Services Agreement”) and related commercial arrangements with Applied Parent, pursuant to which Applied Parent will provide certain services to the Company. The Services Agreement provides management advisory and corporate services to the Company including financial, managerial, operational, strategic, financing, acquisition, and divestiture-related advice. The arrangements generally have an initial term of approximately one year and are subject to automatic monthly renewal provisions unless terminated by either party in accordance with the terms of the Services

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
Agreement. The Company compensates Applied Parent for these services through a combination of management services fees based on a percentage of revenue and fixed fees for corporate and administrative services. The Company may also reimburse Applied Parent for certain costs incurred on its behalf.
Expenses (and, where applicable, income) associated with these arrangements are recognized as the related services are rendered. The Company believes that fees charged under the Services Agreement and related arrangements are consistent with market terms.
Related Party Transactions and Balances
The Consolidated Financial Statements presented for the periods prior to the Business Combination are prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of Applied Parent, as relevant. For purposes of preparing the Consolidated Financial Statements on a “carve-out” basis, Management allocated a portion of Applied Parent corporate expenses to the Company. The Parent provides shared services, utilizes cash pooling in situations where the Parent pays for an expense associated with the Company. Shared services consist, but are not limited to, financing, payroll, stock-based compensation, and other expenses that are either specifically identifiable or clearly applicable to the Company. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount or other allocation methodologies considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented. Management considers that such allocations have been made on a reasonable basis; however, these allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, stand-alone public entity.

	Fiscal Year Ended	Fiscal Year Ended
	May 31, 2026	May 31, 2025
Cost of revenues	$854	$2,772
Selling, general and administrative	2,058	(1,894)
	$2,912	$878
As of the balance sheet dates, amounts due to or from related parties for the period ending May 31, 2026 and 2025 are considered immaterial.
The Company identified Applied Parent as a related party based on its controlling ownership interest. Based on a review of contractual arrangements and Directors’ and Officers’ questionnaires, the Company did not identify any reportable related party transactions other than those with Applied Parent. Refer to Note 10. Stockholders' Equity – Contributions from Applied Parent for additional information regarding transactions with Applied Parent.
The Company did not identify any additional related party arrangements, including loans, guarantees, or transactions with directors, officers, or their immediate family members.
8.    Debt
B. Riley Promissory Note
On May 5, 2026, in connection with the Business Combination, the Company assumed a Secured Promissory Note and Security Agreement (the “B. Riley Promissory Note”) by and between Legacy Ekso and B. Riley Commercial Capital, LLC (“B. Riley”) as lender. The B. Riley Promissory Note provides for a secured term loan in an aggregate principal amount of up to $2,000. The loan matures on the earlier of the receipt of at least $2,400 in net proceeds from the sale of the equity interests of the Company from new equity investors (a “Qualified Financing”), or September 14, 2026 (the “Maturity Date”). The Company has received a waiver under the B. Riley Promissory Note such that the Business Combination pursuant to the Contribution and Exchange Agreement dated as of February 15, 2026 and certain related transactions, such as the proposed financing that occurred on May 5, 2026, do not constitute an Event of Default (as

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
defined under the B. Riley Promissory Note). The proposed financing, or the May 2026 APLD Parent PIPE Investment, is described in Note 10. Stockholder's Equity — May 2026 APLD Parent PIPE Investment.
In connection with the Business Combination, the B. Riley Promissory Note was recorded at its estimated acquisition-date fair value of $2,239, in accordance with ASC 805. As a result of this fair value measurement, all unamortized debt issuance costs and any debt discount previously recorded by Legacy Ekso were eliminated. The difference between the fair value and the related principal amount and other expected payments (as described below) of the B. Riley Promissory Note represents the new debt discount, which is accreted to interest expense over the remaining life of the B. Riley Promissory Note using the effective interest method.
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
The B. Riley Promissory Note also contains customary affirmative and negative covenants, including negative covenants limiting the ability of the Company and the Subsidiary to, among other things, incur debt, grant liens, dispose of assets, and make certain restricted payments, in each case, subject to limitations and exceptions set forth in the B. Riley Promissory Note. As of May 31, 2026, the Company was compliant with all covenants.
The following table presents the principal amount, Exit Fee and expected interest payment, debt discount, and carrying value of the Company's B. Riley Promissory Note as of May 31, 2026, which was classified as current:

Fiscal Year Ended
May 31, 2026
Principal amount	$2,000
Exit Fee and expected interest payment	400
Total expected payments at maturity	$2,400
Debt discount	(130)
Net carrying amount	$2,270
The effective interest rate for the period from May 5, 2026 through May 31, 2026 was 19.1%. Since the Exit Fee is mandatory, it was included in the cash flows used to apply the effective interest method and will result in an additional liability of $200 upon loan repayment. The following table sets forth the total interest expense recognized for the year ended May 31, 2026 (from May 5, 2026 to May 31, 2026):

Fiscal Year Ended
May 31, 2026
Contractual interest expense	$14
Accretion of debt discount and Exit Fee	17
Total interest expense	$31
As of May 31, 2026, the B. Riley Promissory Note had accrued interest of $14.
The Company evaluated the B. Riley Promissory Note and determined that certain redemption features met the definition of an embedded derivative liability that are required to be bifurcated from the host instrument. However, since the conversion option did not include a discount on the price per share or have a fixed conversion price, and the full interest

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
and Exit Fee are guaranteed regardless of the timing of the event, the fair value of the compound embedded derivative was determined to have no value. Therefore, no derivative liability was recorded.
Parker Hannifin Promissory Note
On May 5, 2026, in connection with the Business Combination, the Company assumed an unsecured, subordinated promissory note (the “Parker Hannifin Promissory Note”) issued to Parker Hannifin Corporation (“Parker”) by Legacy Ekso, which carried an outstanding principal of $1,875. The Parker Hannifin Promissory Note, which is subordinate to the B. Riley Promissory Note, bears no interest with principal payable in equal installments due on the last day of each calendar quarter, and matures on September 30, 2027.
As part of the Business Combination, the Parker Hannifin Promissory Note was recorded at its estimated acquisition-date fair value of $1,571 in accordance with ASC 805. As a result of this fair value measurement, all unamortized debt discount previously recorded by Legacy Ekso was eliminated. The fair value as part of the Business Combination was estimated using a discounted cash flow analysis, based on the scheduled principal payments and a discount rate reflecting the Parker Hannifin Promissory Note's subordinated status and the Company's credit risk. The difference between the fair value and the principal amount of the Parker Hannifin Promissory Note creates a debt discount, which is accreted to interest expense over the remaining term of the Parker Hannifin Promissory Note using the effective interest method. The accretion of the debt discount resulted in interest expense of $27 and an effective interest rate of 22.7% for the period from May 5, 2026 to May 31, 2026.
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
The following table presents scheduled principal payments of the Company's Parker Hannifin Promissory Note as of May 31, 2026:

Period	Amount
2027	$1,250
2028	625
Total principal payments	1,875
Less debt discount	(301)
Notes payable, net	1,574

Current portion	1,250
Long-term portion	324
Notes payable, net	$1,574

Simple Agreement for Future Equity
During the fiscal year ended May 31, 2025, Cloud, which at the time was a wholly-owned subsidiary of Applied Parent, entered into two Simple Agreements for Future Equity (“SAFE”) agreements totaling $12,000 with an investor (the “Investor”).
The SAFE agreements were accounted in accordance with ASC 480: Distinguishing Liabilities from Equity. Per the SAFE agreements, as the underlying share class has not been issued yet and as such, equity classification cannot be determined based on redemption rights, these agreements were classified as liabilities and included in long-term debt at their face value on the Company’s consolidated balance sheet as of May 31, 2025.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
The debt liability related to this SAFE was subsequently transferred from the Company to Applied Parent prior to the consummation of the Business Combination on May 5, 2026. As a result, there is no debt liability, related to this SAFE, on the Company's consolidated balance sheet as of May 31, 2026.
9.    Income Taxes
The components of consolidated income before taxes from continuing operations were as follows:

	May 31, 2026	May 31, 2025
United States	$(49,300)	$(72,730)
Foreign	—	—
Consolidated income before taxes	$(49,300)	$(72,730)

Income tax expense from continuing operations for the fiscal years ended May 31, 2026 and 2025 was $0.
Beginning in the fiscal year ended May 31, 2026, the Company adopted ASU 2023-09 prospectively. A reconciliation of the statutory income tax rate from continuing operations to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended May 31, 2026 is as follows:

	May 31, 2026
U.S. federal statutory income tax rate	$(10,353)	21%
Non-taxable or non-deductible items
Transaction costs	453	(1)
Other	365	(1)
Internal Reorganization	7,722	(16)
Changes in valuation allowances	1,813	(4)
Total	$—	—%

The following table reconciles the statutory rate to the Company's effective tax rate for the fiscal year ended May 31, 2025:

May 31, 2025
Expected income tax at U.S. Statutory Rate	21%
State tax, net of federal benefit	4
Stock-based compensation	—
Change in valuation allowance	(25)
Other, net	—
Effective tax rate	—%
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the years ended May 31, 2026 and 2025 was immaterial.
Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to the Company's deferred tax assets and liabilities for the fiscal years ended May 31, 2026 and 2025 are as follows:

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)

	May 31, 2026	May 31, 2025
Deferred tax assets:
Net operating losses	$60,081	$43,712
Stock-based compensation	553	—
Capitalized research and development	1,297	—
R&D credits	2,117	—
Interest expense	116	6,800
Lease liability	13,756	18,903
Other deferred tax assets	622	(305)
Deferred tax assets, gross	78,542	69,110
Less: Valuation allowance	(54,521)	(41,228)
Total deferred tax assets, net	$24,021	$27,882

Deferred tax liabilities:
Property and equipment	(5,766)	(4,702)
Intangible assets	(1,327)	—
Right of use assets	(16,928)	(23,180)
Total deferred tax liabilities, net	(24,021)	(27,882)
Net deferred tax assets (liabilities)	$—	$—
As of May 31, 2026, the deferred tax assets, deferred tax liabilities, and valuation allowance depicted in the table above, include $63,142 of deferred tax assets, $1,528 of deferred tax liabilities, and $61,614 of related valuation allowances associated with discontinued operations on the consolidated balance sheet.
The Company had $386,571 and $172,000 of federal and state tax net operating losses as of May 31, 2026 and 2025, respectively. As of May 31, 2026, $386,571 is available indefinitely to offset future income of the Company.
A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company has recorded an increase in the valuation allowance of $13,293 as of May 31, 2026. The Company has provided a valuation allowance for the portion of the deferred tax assets that it has determined are not more likely than not to be recognized.
The valuation allowance is primarily attributable to deferred tax assets for net operating losses that management believes are more likely than not to expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the scheduled reversals of deferred tax liabilities and the history of positive taxable income in evaluating the realizability of the deferred tax assets. Management believes that it is not likely that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income.
The Company recognized $1,754 of unrecognized tax benefits for the year ended May 31, 2026. The Company did not have any unrecognized tax benefits for the year ended May 31, 2025. The Company recognizes interest expense related to unrecognized tax benefits in income tax expense. The Company did not have any interest expense or expense for penalties related to unrecognized tax benefits for the reported periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended May 31, 2025 and 2026, were as follows:

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)

Balance as of May 31, 2025	$—
Additions based on tax positions in the current year	—
Additions based on tax positions related to prior years	1,754
Reductions for tax positions of prior years	—
Settlements with taxing authorities	—
Expiration of statue of limitations	—
Balance as of May 31, 2026	$1,754

The Company is subject to U.S. federal and state income tax examinations. Tax years ended May 31, 2023 through May 31, 2026 are open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in these years may still be adjusted upon examination by the Internal Revenue Service ("IRS") or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other taxing jurisdictions for any tax years.
10. Stockholders' Equity
Summary
The Company’s authorized capital stock as of May 31, 2026 consisted of 290,000 shares of common stock. As of May 31, 2026, there were 145,212 shares of common stock issued and outstanding.
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
May 2026 APLD Parent PIPE Investment
On May 1, 2026, in connection with, and as a condition to the Business Combination Closing, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Applied Parent (the “APLD Parent PIPE Investment”), pursuant to which the Company agreed to sell and issue to Applied Parent 1,311 shares of Common Stock (the “Private Placement Shares”). The Private Placement Shares were sold in the APLD Parent PIPE Investment at an offering price of $12.01 per share, the closing price of the Common Stock on April 30, 2026, the date immediately preceding the date of execution of the Securities Purchase Agreement, for gross proceeds of approximately $15,750. The closing of the APLD Parent PIPE Investment took place on May 5, 2026, immediately prior to the Business Combination Closing.
Lake Street Capital Markets, LLC (the “Placement Agent”) served as the Company’s exclusive placement agent in connection with the APLD Parent PIPE Investment. As compensation for the services provided by the Placement Agent in the APLD Parent PIPE Investment, the Company paid the Placement Agent a cash fee equal to 5.0% of the aggregate gross proceeds raised in the APLD Parent PIPE Investment, or approximately $750. The Company received net proceeds of approximately $15,000, after deducting placement agent fees and offering expenses paid by the Company. The Company is using the net proceeds from the May 2026 APLD Parent PIPE Investment for working capital and general corporate purposes.
Contributions from Applied Parent
The historical financial statements of the Company, prior to the Business Combination, have been prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of Applied Parent, inclusive of certain allocations of assets, liabilities, and costs from Applied Parent. Because these allocations have no history nor

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
expectation of being settled in cash, these allocations were treated as contributions from Applied Parent in the consolidated statements of temporary equity and stockholders' equity.
11.    Warrants
In connection with the Business Combination on May 5, 2026, the Company assumed Legacy Ekso's outstanding warrants, which entitle holders to purchase shares of the Company's common stock at predetermined exercise prices.
Warrants outstanding as of May 31, 2026 and May 5, 2026 (as a result of the Business Combination, there were no comparable balances as of May 31, 2025) were as follows:

	Exercise	Remaining	May 5,				May 31,
Source	Price	term (Years)	2026	Issued	Expired	Exercised	2026
January 2026 Private Placement Warrants	$8.22	5.1	356	—	—	—	356
January 2026 Placement Agent Warrant	$8.22	5.1	14	—	—	—	14
October 2025 Placement Agent Warrant	$4.81	4.4	15	—	—	—	15
March 2025 Inducement Warrant	$6.36	3.8	700	—	—	(700)	—
September 2024 Series A Warrants	$15.00	3.3	73	—	—	—	73
			1,158	—	—	(700)	458
On May 11, 2026, 700 warrants were exercised. The weighted-average exercise price of the warrants outstanding as of May 31, 2026 was $9.19.
January 2026 Warrants
In January 2026, Legacy Ekso issued warrants to purchase up to an aggregate of 356 shares of the Company's common stock at an exercise price of $8.22 per share (the “January 2026 Private Placement Warrants”).The January 2026 Private Placement Warrants were assumed in connection with the Business Combination. Each January 2026 Private Placement Warrant was exercisable starting on July 22, 2026, subject to certain conditions set forth in the January 2026 Private Placement Warrants, including that the holder does not at the time of such exercise hold any shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) or the underlying shares of the Company’s common stock.
On January 22, 2026, in connection with the January 2026 Private Placement, the Company issued to Lake Street Capital Markets, LLC (“Lake Street”) the warrants to purchase up to 14 shares of the Company's common stock, at an exercise price equal to $8.22 per share (the “January 2026 Placement Agent Warrant”), in substantially the same form as the January 2026 Private Placement Warrants. The January 2026 Placement Agent Warrant was assumed in connection with the Business Combination.
The January 2026 Private Placement Warrants and the January 2026 Placement Agent Warrant are classified as warrant liabilities due to not being indexed to the Company's common stock. In connection with the Business Combination, these warrant liabilities were measured at fair value upon the Business Combination acquisition date and are remeasured to fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. The following assumptions were used in the valuations to measure the fair value of the January 2026 Private Placement Warrants and the January 2026 Placement Agent Warrant:
January 2026 Private Placement Warrants and Placement Agent Warrants

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)

	May 31, 2026	May 5, 2026
Current share price	$18.36	11.80
Exercise price	$8.22	8.22
Risk-free interest rate	4.1%	4.1%
Expected term (years)	5.14	5.21
Volatility of stock	80.0%	80.0%

October 2025 Warrants
In October 2025, Legacy Ekso issued the October 2025 Placement Agent Warrants, exercisable for up to 15 shares of the Company’s common stock at an exercise price of $4.81 per share (the "October 2025 Placement Agent Warrants"). The October 2025 Placement Agent Warrants were assumed in connection with the Business Combination and remain immediately exercisable, expiring on October 30, 2030.
March 2025 Inducement Warrants
In March 2025, Legacy Ekso issued the March 2025 Inducement Warrants to purchase up to an aggregate of 700 shares of the Company's common stock at an exercise price of $6.36 per share (the “Inducement Warrant”). The Inducement Warrant was assumed in connection with the Business Combination and was fully exercised on May 11, 2026. The exercise of these warrants was included in the consolidated statements of temporary equity and stockholders' equity in the Exercise of warrants line item.
September 2024 Warrants
In September 2024, Legacy Ekso issued the September 2024 Series A Warrants, exercisable for an aggregate of up to 400 shares of the Company’s common stock at an exercise price of $15.00 per share (the "Series A Warrants"). The Series A Warrants were assumed in connection with the Business Combination, and as of May 31, 2025 there remain 73 unexercised Series A Warrants, which are classified as equity in the consolidated balance sheet. The Series A Warrants are exercisable immediately and expire on September 4, 2029.
12.    Stock-Based Compensation Plans
2014 Equity Incentive Plan
In 2014, Ekso Bionics Holdings, Inc.'s Board of Directors and a majority of the stockholders adopted Ekso Bionics Holdings, Inc.'s Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which expired on January 31, 2024. Following such expiration and prior to the 2024 Annual Meeting of Stockholders (the "Annual Meeting"), no grants were made under the 2014 Plan. On June 6, 2024, the Ekso Bionics Holdings, Inc. held its Annual Meeting, whereby the Board of Directors and a majority of the stockholders adopted, amended, and restated the 2014 Plan (the "Restated 2014 Plan") to extend the term of the 2014 Plan until April 15, 2034, and to increase the total number of shares of common stock authorized for issuance by 67 shares relative to the amount available for issuance at the time the 2014 Plan expired. Immediately prior to the Closing, the Restated 2014 Plan was terminated but any outstanding equity awards made thereunder continue to be governed by their existing terms.
2026 Omnibus Equity Incentive Plan
Effective upon the Closing, the Company adopted the 2026 Omnibus Equity Incentive Plan, as amended and as adopted by ChronoScale Holdings following the Holding Company Transaction (“2026 Plan”). The 2026 Plan was approved by the Board on February 14, 2026, and by the Principal Stockholders on February 20, 2026.
The purpose of the 2026 Plan is to provide a means whereby eligible employees, officers, non-employee directors and other service providers develop a sense of proprietorship and personal involvement in the development and financial success of the Company and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The key provisions, among others, of the 2026 Plan are as follows:

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
•The 2026 Plan will continue until terminated by the Board, but no awards shall be granted on or after the 10th anniversary of the date of the 2026 Plan’s initial adoption by the Board.
•The 2026 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance stock units, incentive bonus awards, other cash-based awards and other stock-based awards to eligible employees, non-employee directors and other service providers, to be granted from time to time as determined by the Board or its designees.
•An aggregate of 22,500,000 shares of the Company's common stock is authorized for issuance pursuant to awards under the 2026 Plan.
In connection with the consummation of the Business Combination, Ekso Bionics Holdings, Inc. 2017 Employee Stock Purchase Plan and the Restated 2014 Plan were terminated immediately prior to the Closing, provided that outstanding awards under the Restated 2014 Plan continued to be governed by their existing terms. Subsequently, in connection with the Holding Company Transaction, where ChronoScale Holdings became the successor issuer of ChronoScale, all outstanding equity awards under the Restated 2014 Plan and the 2026 Plan were converted into a right to receive a number of shares of common stock of ChronoScale Holdings.
As of May 31, 2026, the total number of shares authorized for grant under the 2026 Plan is shown in the table below:

Available Shares
Original share pool of the 2026 Plan	22,500
Total shares authorized for grant as of May 31, 2026	22,500
Shares available for future grant as of May 31, 2026 under the 2026 Plan were as follows:

Shares Available For Grant
Available as of May 5, 2026 (the Business Combination date)	22,500
Share pool increase	—
Granted	(1,000)
Forfeited	—
Expired	—
Available as of May 31, 2026	21,500

Restricted Stock Awards
The Company issued time-based restricted stock awards (“RSAs”) to its Board of Directors. Each RSA represents a share of the Company’s common stock, subject to forfeiture unless time-based vesting is satisfied. The fair values of the RSAs are determined based on the closing price of the Company’s common stock on the date of grant.
RSA activity for the year ended May 31, 2026 is summarized below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of May 5, 2026 (the Business Combination date)	—	$—
Granted	1,000	17.92
Vested	—	—
Forfeited	—	—
Unvested as of May 31, 2026	1,000	$17.92

As of May 31, 2026, $17,479 of total unrecognized compensation expense related to unvested RSAs was expected to be recognized over a weighted-average period of 1.96 years.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
Restricted Stock Units
The Company issued time-based restricted stock units (“RSUs”) to employees. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair values of the RSUs are determined based on the closing price of the Company’s common stock on the date of grant.
RSU activity for the year ended May 31, 2026 is summarized below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of May 5, 2026 (the Business Combination date)	80	$6.56
Granted	—	—
Vested	(63)	5.61
Forfeited	—	—
Unvested as of May 31, 2026	17	$10.02

The total grant-date fair value of RSUs that vested during the year ended May 31, 2026 was $833. As of May 31, 2026, $111 of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted-average period of 1.34 years.
Stock Options
In connection with the Business Combination, on May 5, 2026, Ekso Bionics Holdings, Inc's outstanding stock options remained outstanding under the Restated 2014 Plan, and in connection with the Holding Company Transaction, such stock options were converted into a right to purchase a number of shares of common stock of ChronoScale Holdings.
As of May 31, 2026, there were 9 stock options outstanding, with a weighted-average exercise price of $276.10 and a weighted-average remaining contractual life of 2.39 years. Stock option activity during the year ended May 31, 2026 (from May 5, 2026 to May 31, 2026) was de minimis.
No stock options were granted or exercised during the year ended May 31, 2026 (from May 5, 2026 to May 31, 2026).
As of May 31, 2026, total unrecognized compensation cost related to unvested stock options was $0.
Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations in cost of revenues or selling, general and administrative expenses, depending on the nature of the services provided. Stock-based compensation expense related to RSAs, RSUs, and Phantom PSUs (as defined below) was recorded as follows:

	Year Ended May 31,
	2026	2025
Cost of revenues	$352	$431
Selling, general and administrative (*)	945	(1,894)
Total stock-based compensation	$1,297	$(1,463)

(*) During the prior year ended May 31, 2025, the Company’s Board of Directors determined that the performance criteria associated with certain performance stock units granted to certain executives in the third fiscal quarter of 2024 were not met. As such, the Company recognized a reversal of the stock-based compensation expense previously recognized for the performance stock unit awards that were subsequently cancelled.
Modification of Liability Classified Incentive Award to Equity Classified Award
In connection with the Business Combination on May 5, 2026, the Company assumed 257 outstanding phantom performance-based restricted stock units ("Phantom PSUs") from Legacy Ekso, which were issued to Legacy Ekso's executive officers. The Phantom PSUs were originally structured as cash-settled awards and were subject to performance conditions based on the occurrence of a change in control and achievement of a specified stock price. Both conditions were

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
satisfied on May 5, 2026, upon the closing of the Business Combination transaction, and as a result, the Phantom PSUs vested in full. On the Business Combination date, the corresponding liability of $3,397 was included under the caption "Accrued liabilities" in the preliminary fair values table of Note 3. Business Combinations.
On May 20, 2026, the Company amended the settlement terms of the Phantom PSUs to provide for the issuance of 181 shares of common stock and $1,000 in cash in total.

The Company accounted for the amendments as modifications of liability-classified awards under ASC 718, Compensation—Stock Compensation. The Company remeasured the awards based on the Company’s common stock price of $15.77 per share on May 20, 2026. The share-settled portion was reclassified from accrued liabilities to additional paid-in capital at its modification-date fair value of $2,860 and will not be subsequently remeasured. The $1,000 cash-settled portion was paid out in full in May 2026; therefore, there was no corresponding liability to the Company as of May 31, 2026. As a result of the modification and related remeasurement, the Company recognized $462 of additional stock-based compensation expense during the year ended May 31, 2026, which is included as a component of Selling, general and administrative expense. The shares had not been issued as of May 31, 2026 due to an external securities-law issuance restriction and are expected to be issued by the second fiscal quarter of 2027.

13.    Temporary Equity
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
The Company’s authorized capital stock as of May 31, 2026 consisted of 10,000 shares of convertible preferred stock. As of May 31, 2026, there were 3 shares of the Company's Series B Preferred Stock issued and outstanding.
Series B Convertible Preferred Stock
Legacy Ekso issued Series B Convertible Preferred Stock, which was subsequently assumed by the Company in connection with the Business Combination. Each assumed share is convertible into shares of the Company's common stock and represents a portion of the equity interests held by legacy security holders.
On January 20, 2026, Legacy Ekso entered into securities purchase agreements (collectively, the “Purchase Agreements”) with certain institutional and accredited investors (the “Purchasers”) pursuant to which Ekso Bionics Holdings, Inc. agreed to issue and sell, in a private placement (the “January 2026 Private Placement”), (i) an aggregate of 5.9 shares of its newly designated Series B Convertible Preferred Stock, with a stated value (the “Stated Value”) of $1,000 per share (the “Series B Preferred Stock”) convertible into an aggregate of 712 shares (the “January 2026 Conversion Shares”) of common stock of the Company, at a conversion price of $8.22 per share, at the holder's option and subject to certain customary adjustments, and (ii) the January 2026 Private Placement Warrants.
Holders of Series B Preferred Stock shall be entitled to vote together with the holders of Common Stock, as a single class, on an as-converted basis with respect to all matters submitted to a vote of the Company’s stockholders, except as otherwise required by law.
The Series B Preferred Stock ranks senior to all classes and series of common stock and junior to all existing and future debt of the Company. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of the Series B Preferred Stock will be entitled to receive distributions out of the funds and assets of the Company available for distribution to stockholders, after payment or provision for the Company’s debts and other liabilities, in an amount per share equal to the then-current stated value of the Series B Preferred Stock, which is initially $1,000 per share and is subject to equitable adjustment for stock splits, stock combinations, recapitalizations and similar transactions, before any distributions are made on any shares of common stock or other capital stock ranking junior to the Series B Preferred Stock. If the Company’s assets available for distribution are insufficient to pay the full liquidation preference payable on the Series B Preferred Stock, holders of the Series B Preferred Stock will share ratably in any distribution in proportion to the

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
amounts that would otherwise be payable with respect to such shares if all amounts payable were paid in full. The Series B Preferred Stock is on parity with any future class or series of equity securities of the Company that, by its terms, is entitled to receive dividends and amounts distributable upon a liquidation in proportion to its respective accrued and unpaid dividends per share or liquidation preference, without preference or priority over the Series B Preferred Stock.
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
While the Series B Preferred Stock meets the equity classification criteria, the redemption features, particularly the time-based redemption right, make it probable of becoming redeemable. Accordingly, the Series B Preferred Stock is classified as Temporary equity (or mezzanine equity) in the Company's consolidated balance sheet as of May 31, 2026.
As of May 5, 2026, in connection with the Business Combination, the Series B Preferred Stock that remained outstanding following the transaction was recognized at its acquisition-date carrying value of $3,854. The existing carrying value was originally determined using a binomial lattice model in accordance with ASC 805. On May 13, 2026, the Company issued a total of 356 shares of common stock upon the conversion of 2.93 shares of Series B Preferred Stock held by one of the holders. As of May 31, 2026, there were 2.93 shares of Series B Preferred Stock outstanding, which will continue to be accreted up to its full redemption value of $2,926 over the period ending January 20, 2027, using the effective yield method. Accretion is classified and recorded as a deemed dividend, which increases loss available to common stockholders used for the basic and diluted net loss per common share calculation.
The following table presents the accretion and carrying amount of the Series B Preferred Stock as of May 31, 2026:

January 2026 Private Placement Carrying Value (May 5, 2026)	$3,854
Accretion of carrying value to redemption value	113
Carrying value of shares converted (1)	(1,955)
Carrying value at May 31, 2026	$2,012
(1) Represents the carrying value, at May 13, 2026, of 2.93 shares of Series B Convertible Preferred Stock that were converted into 356 shares of common stock of the Company. This conversion occurred on May 13, 2026.
14.    Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:
•Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.
The Company's fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)

	Total	Level 1	Level 2	Level 3
May 31, 2026
Liabilities
Warrant liabilities	5,454	$—	$—	$5,454

May 31, 2025
Liabilities
Warrant liabilities	—	$—	$—	$—
During the years ended May 31, 2026 and 2025, there were no transfers between Level 1, Level 2, or Level 3 assets and liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company's established practice.
The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the year ended May 31, 2026, which were measured at fair value on a recurring basis:

Warrant liability
Fair value of warrants in connection with equity financing (as of May 5, 2026)	$3,242
Loss on revaluation of warrants	$2,212
Balance as of May 31, 2026	$5,454
Refer to Note 11. Warrants for additional information regarding the valuation of warrants.
Fair value measurements related to assets acquired and liabilities assumed in connection with the Business Combination are discussed in further detail in Note 3 - Business Combinations.
Nonrecurring fair value measurements associated with assets and liabilities classified as held for sale are described in Note 6 - Discontinued Operations, including the determination of fair value less costs to sell.

15.    Leases
The Company enters into leases for equipment and data center and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right of use assets and liabilities separately on the balance sheet as their own captions, with the liabilities split between current and long-term, respectively.
During the year ended May 31, 2026, the Company renegotiated the majority of its finance leases to extend the duration of the lease agreements, thus extending finance lease payments through fiscal year 2028. In accordance with ASC 842, as the modifications were not separate contracts, the Company reassessed the classification of the leases, noting no change in classification. As such, the Company reallocated the remaining consideration in the contract and remeasured the lease liability using a discount rate for each of the leases determined at the effective date of the modification. The Company recognized the amount of the remeasurement of the lease liability for each of the modified leases as an adjustment to the corresponding right-of-use asset.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
Components of lease expense were as follows:

	May 31, 2026	May 31, 2025
Operating lease cost:
Operating lease expense(1)	$24,312	$36,068
Short-term lease expense	—	122
Total operating lease cost	24,312	36,190
Finance lease expense:
Amortization of right-of-use assets(1)	54,578	78,724
Interest on lease liabilities	9,519	16,826
Total finance lease cost	64,097	95,550
Total net lease cost	$88,409	$131,740
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the combined statements of operations.
The following table represents the Company’s future minimum lease payments as of May 31, 2026:

	Operating Leases	Finance Leases	Total
FY27	21,798	51,055	72,853
FY28	22,623	10,967	33,590
FY29	17,152	—	17,152
FY30	3,536	—	3,536
FY31	—	—	—
Thereafter	—	—	—
Total lease payments	$65,109	$62,022	$127,131
Less: imputed interest	(6,690)	(3,722)	(10,412)
Total lease liabilities	58,419	58,300	116,719
Less: Current portion of lease liability	(18,130)	(47,571)	(65,701)
Long-term portion of lease liability	$40,289	$10,729	$51,018
Supplemental information related to leases is as follows:

	Fiscal Year Ended
	May 31, 2026	May 31, 2025
Weighted-average years remaining (in years):
Finance leases	1.0	3.0
Operating leases	2.4	3.3

Weighted-average discount rate:
Finance leases	9.9%	10.2%
Operating leases	7.7%	7.6%
16.    Commitments and Contingencies
Commitments
Material Contracts
As of May 31, 2026, the Company had no minimum commitments of material contracts.
Purchase Obligations

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
The Company routinely purchases components and equipment from a variety of suppliers. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
The Company had purchase obligations primarily for purchases of its AI infrastructure totaling $3,757 as of May 31, 2026, which are expected to be paid within one year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
The Company has financing and operating lease commitments totaling $127,131 payable over the lease terms of its equipment and data center and office space leases as disclosed in Note 15. Leases.
Loss Contingencies
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.
As of May 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
17.    Business Segments
Operating segments are defined as components of a public entity for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer who reviews financial information, presented on a consolidated basis, for purposes of making operating decisions, evaluating financial performance, and allocating resources. The Company is managed as a single operating segment that primarily focuses on an end-to-end AI infrastructure platform that offers energy-enabled data center capacity through AI infrastructure, orchestration, data integration, agentic AI workflows, and outcome engineers.
The Company’s CODM uses net loss as presented on the consolidated statements of operations to measure segment loss and assesses financial performance against expectations for the Company's single reportable segment to decide how to allocate resources. Additionally, the CODM reviews and uses consolidated expenses included in net loss to manage the Company’s operations and assess operating performance. The measure of consolidated assets is reported on the Company's consolidated balance sheets as total assets. The significant consolidated expenses regularly provided to the CODM are those presented on the consolidated statements of operations. These significant consolidated expenses include cost of revenues and selling, general and administrative expenses. Other segment items that are presented on the consolidated statements of operations include interest expense, net, loss on change in fair value of warrants, other expense, net, and net loss from discontinued operations.
18.     Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per share, when applicable, reflects the effect of potentially dilutive securities unless their effect would be antidilutive. When the Company reports a net loss, diluted net loss per share is generally equal to basic net loss per share, as the inclusion of potential common shares would be antidilutive.
The following table presents the calculation of basic and diluted net loss per common share for the periods presented, including adjustments for deemed dividends and discontinued operations, where applicable:

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 31, 2026	May 31, 2025
Numerator:
Net loss attributable to common stockholders
Continuing operations	$(49,300)	$(72,730)
Discontinued operations	(1,020)	—
Adjustment for deemed dividend in connection with equity financings (*)	(113)	$—
Adjusted net loss used for basic and diluted calculation	$(50,433)	$(72,730)
	.
Denominator:
Weighted-average number of common shares, basic and diluted	138,698	138,217

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.35)	$(0.53)
Discontinued operations	(0.01)	—
Net loss per share, basic and diluted	$(0.36)	$(0.53)
(*) For the year ended May 31, 2026 (from May 5, 2025 to May 31, 2026), the deemed dividend represents the periodic accretion of the redeemable Series B Preferred Stock's carrying amount to its full redemption value of $5,852, which increases loss available to common stockholders used for the basic and diluted net loss per common share calculation. Refer to Note 13. Temporary Equity – January 2026 Series B Preferred Stock for additional information regarding the January 2026 Series B Preferred Stock.
The following potential shares of common stock were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive due to the Company’s net loss position:

Fiscal Year Ended
Instrument category	May 31, 2026
Options to purchase common stock	9
Restricted stock units and awards	1,017
Warrants for common stock	458
Convertible Series B Preferred Stock	356
B. Riley Promissory Note conversion option	153
Total common stock equivalents	1,993

19.    Subsequent Events
The Company has evaluated events that occurred after the balance sheet date and through the date the financial statements were issued. The Company concluded that no subsequent events occurred during this period that would require recognition in the consolidated financial statements or disclosure in the notes thereto, except as described below.
Demand Grid Promissory Note
On June 26, 2026, the Company, as the borrower, entered into a Demand Grid Promissory Note (the “Grid Note”) with Applied Parent, as the lender. This related-party agreement provides the Company with a revolving line of credit.
The aggregate principal amount available under the note is up to $100,000, reduced by the value of any Company liabilities guaranteed by the lender and a reserve amount determined by the lender. Advances on the Grid Note bear interest at the short-term Applicable Federal Rate, compounded semi-annually, and the Grid Note is payable on demand. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to August 20, 2027.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Consolidated Financial Statements
For the Fiscal Years Ended May 31, 2026 and May 31, 2025
(In thousands, except per share amounts)
On July 1, 2026, the Company drew $7,000 under the Grid Note.
Warrant Exercises
On July 21, 2026, we issued a total of 67 shares of our common stock upon the exercise of 67 Series A Warrants held by an investor, with an exercise price of $15.00 per common stock warrant, resulting in net proceeds of approximately $1,000.
Series B Preferred Stock Conversions
On July 21, 2026, a Series B Preferred Stock holder converted 2.9 shares of Series B Preferred Stock into a total of 356 shares of the Company’s Common Stock. As a result, there are currently no outstanding shares of Series B Preferred Stock.
Microsoft Strategic Partnership
On August 6, 2026, the Company entered into a two-year strategic partnership with Microsoft to support the planned deployment of approximately 50 megawatts of AI compute capacity. The deployment is expected to utilize NVIDIA GB300 systems and advanced liquid-cooling infrastructure designed to support high-density, next-generation artificial intelligence and accelerated compute workloads. Upon projected completion in the first calendar quarter of 2027, the deployment is expected to expand the Company's available compute capacity and further strengthen its position as a provider of high-performance digital infrastructure supporting AI and cloud computing applications. The deployment is subject to the Company's ability to obtain financing on favorable terms and other customary development, construction, and operational conditions and milestones, for which there could be penalties and other credits available to the Company's counterparty if the Company does not meet or perform.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of May 31, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level as of May 31, 2026.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and its effectiveness may be impacted by changes in conditions or compliance over time.
Management evaluated the effectiveness of internal control over financial reporting as of May 31, 2026 based on the COSO Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2026.
Management has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows in conformity with U.S. GAAP.
This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the Business Combination on May 5, 2026, the Company implemented additional controls over the accounting for the Business Combination transaction, the consolidation and review of the Company’s financial information, and the classification, measurement, and disclosure of Legacy Ekso as held for sale and discontinued operations as of and for the year ended May 31, 2026. Management has also begun evaluating the financial reporting processes and controls related to the consolidation of the Company. That evaluation was ongoing as of May 31, 2026. These changes materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Except for the changes described above, there were no other changes in the Company’s internal control over financial reporting, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) under the

Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
(a)
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K), during the fiscal quarter ended May 31, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1#
Asset Purchase Agreement between the Registrant and Parker Hannifin Corporation, dated as of December 5, 2022 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2022).

2.2
Contribution and Exchange Agreement, dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., APLD ChronoScale Holdco LLC, APLD Intermediate Holdco LLC, and Applied Digital Cloud Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026).

2.3
Agreement and Plan of Merger and Reorganization, dated as of July 1, 2026 among ChronoScale Corporation, ChronoScale Holdings Corporation, and CHRN Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

2.4
Contribution Agreement, dated as of July 1, 2026, by and between ChronoScale Corporation and ChronoScale Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

3.1
Amended and Restated Articles of Incorporation of ChronoScale Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

3.2	Amended and Restated Bylaws of ChronoScale Holdings Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026)
3.3
Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026).
4.2
Subordinated Promissory Note between Ekso Bionics Holdings, Inc. and Parker Hannifin Corporation, dated as of December 5, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2022).

4.3	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed September 3, 2024).
4.4	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2025).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026).
4.6†
Restricted Stock Award Agreement, dated June 29, 2026, by and between ChronoScale Corporation and Andrew Schaap (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2026).

10.1†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024).
10.2
Promissory Note and Security Agreement between Ekso Bionics Holdings, Inc. and B. Riley Commercial Capital, LLC, dated as of September 12, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2025).

10.3 #	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2025).
10.4#
Placement Agency Agreement, dated October 28, 2025, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 30, 2025).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026).
10.6#	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026).
10.7#
Securities Purchase Agreement, by and between ChronoScale Corporation and Applied Digital Corporation, dated May 1, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.8#
Investor Rights Agreement by and between ChronoScale Corporation and APLD ChronoScale Holdco LLC, dated May 1, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.9#
Management Advisory and Corporate Services Agreement, by and between ChronoScale Corporation and Applied Digital Corporation, dated May 5, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.10†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).
10.11†
Offer Letter by and between ChronoScale Corporation and Ying Cenly Chen, dated May 5, 2026 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.12†
Amendment to Phantom Performance-Based Restricted Stock Unit Award Agreement, dated May 20, 2026 by and between ChronoScale Corporation and Scott G. Davis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2026).

10.13†
Amendment to Phantom Performance-Based Restricted Stock Unit Award Agreement, dated May 20, 2026 by and between ChronoScale Corporation and Jerome Wong (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2026).

10.14†
Amendment to Phantom Performance-Based Restricted Stock Unit Award Agreement, dated May 20, 2026 by and between ChronoScale Corporation and Jason Jones (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2026).

10.15†	ChronoScale Holdings Corporation 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).
10.16†	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.17	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.19†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.20†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.21†
Amendment to ChronoScale Corporation (f/k/a Ekso Bionics Holdings, Inc.) Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

10.22†
Demand Grid Note, dated June 26, 2026 by and between Applied Digital Corporation and ChronoScale Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2026).

10.23*	Note Waiver, dated April 23, 2026, by and between Ekso Bionics Holdings, Inc. and B. Riley Commercial Capital, LLC.
10.24*#	Terms of Services and Addendum to Terms of Services, dated November 30, 2023, by and between Applied Digital Corporation and Together.ai.
10.25*#	Addendum to Terms of Service, dated January 26, 2024, by and between Applied Digital Corporation and Together.ai.
10.26*#	Addendum to Terms of Service, dated April 22, 2024, by and between Applied Digital Corporation and Together.ai.
10.27*#	Assignment and Addendum to Terms of Service, dated March 1, 2025, by and among Applied Digital Cloud Corporation, Applied Digital Corporation and Together Computer, Inc.
10.28*#	Addendum to Terms of Service, dated May 23, 2025, by and between Applied Digital Cloud Corporation and Together Computer, Inc.
10.29*#	Addendum 6 to Terms of Service, dated March 1, 2026, by and between Applied Digital Cloud Corporation and Together Computer, Inc.
14.1*	Code of Business Conduct and Ethics.
19.1*	Amended and Restated Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of CBIZ CPAs P.C.
24.1*	Power of Attorney (contained on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
97.1*†	Compensation Recovery Policy.
* Filed herewith.
** Furnished, not filed.
† Management compensatory agreement.

# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is a type of information that the registrant treats as private or confidential.
% The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, California on August 19, 2026.

CHRONOSCALE HOLDINGS CORPORATION

By:	/s/ Ying Cenly Chen

Name: Ying Cenly Chen
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jerome Wong

Name: Jerome Wong
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Ying Cenly Chen and Jerome Wong, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ying Cenly Chen	Chief Executive Officer and Chairman	August 19, 2026
Ying Cenly Chen	(Principal Executive Officer)

/s/ Jerome Wong	Chief Financial Officer	August 19, 2026
Jerome Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wes Cummins	Chairman	August 19, 2026
Wes Cummins

/s/ Douglas Miller	Director	August 19, 2026
Douglas Miller

/s/ Richard Nottenburg	Director	August 19, 2026
Richard Nottenburg

/s/ Andrew Schaap	Director	August 19, 2026
Andrew Schaap

/s/ Ella Benson	Director	August 19, 2026
Ella Benson

/s/ Scott G. Davis	Director	August 19, 2026
Scott G. Davis

/s/ William M. Clancy	Director	August 19, 2026
William M. Clancy