Form 10-Q
period 2026-08-31
ChronoScale Holdings Corp
filed 2026-10-14
CIK 1549084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-31968
_________________________
CHRONOSCALE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

Nevada	42-3357005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2440 Sand Hill Road, Suite 400, Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)
(650) 977-4969
Registrant’s telephone number, including area code
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
Yes ☐   No ☒
The registrant had outstanding 145,637,452 shares of common stock as of October 13, 2026.

Part I - Financial Information
Item 1. Financial Statements
CHRONOSCALE HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except par value amounts)

	August 31, 2026	May 31, 2026
ASSETS
Current assets:
Cash	15,221	$9,664
Accounts receivable	7,557	12,542
Prepaid expenses and other current assets	2,924	2,200
Current assets held for sale	4,988	19,841
Total current assets	30,690	44,247
Property and equipment, net	32,491	32,081
Operating lease right of use assets, net	67,297	72,004
Finance lease right of use assets, net	109,876	122,509
Goodwill	54,387	54,513
Other assets	664	520
TOTAL ASSETS	$295,405	$325,874

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,780	$9,052
Accrued liabilities	7,334	3,740
Current portion of operating lease liability	18,998	18,130
Current portion of finance lease liability	43,478	47,571
Current portion of debt	10,539	3,370
Current deferred revenue	57	—
Current liabilities held for sale	4,988	5,028
Total current liabilities	101,174	86,891
Long-term portion of operating lease liability	35,434	40,289
Long-term portion of finance lease liability	2,457	10,729
Long-term debt	151	474
Long-term portion of deferred revenue	107	—
Warrant liabilities	5,432	5,454
Total liabilities	144,755	143,837
Commitments and contingencies (Note 16)
Temporary equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of August 31, 2026; 2,926 issued and outstanding as of May 31, 2026, with a $2,926 redemption value	—	2,012
Stockholders' equity:
Common stock, $0.001 par value; 290,000,000 shares authorized; 145,637,452 and 145,212,325 shares issued and outstanding as of August 31, 2026 and May 31, 2026, respectively	145	145
Additional paid in capital	392,451	379,342
Accumulated deficit	(241,946)	(199,462)
Total stockholders’ equity	150,650	180,025
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$295,405	$325,874
See accompanying notes to the unaudited condensed consolidated financial statements

CHRONOSCALE HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	August 31, 2026	August 31, 2025
Revenue	$41,482	$16,718
Costs and expenses:
Cost of revenues	45,628	23,876
Selling, general and administrative	20,741	383
Loss on sale of assets	—	492
Total costs and expenses	66,369	24,751
Operating loss	(24,887)	(8,033)
Interest expense, net	1,565	3,210
Gain on change in fair value of warrants	(22)	—
Net loss from continuing operations	$(26,430)	$(11,243)
Net loss from discontinued operations	$(16,054)	$—
Net loss	$(42,484)	$(11,243)

Basic and diluted net loss per share attributable to common shareholders
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	(0.11)	—
Basic and diluted net loss per share	$(0.29)	$(0.08)
Basic and diluted weighted average number of shares outstanding	145,407,573	138,216,820
See accompanying notes to the unaudited condensed consolidated financial statements

CHRONOSCALE HOLDINGS CORPORATION
Condensed Consolidated Statements of Temporary Equity and Stockholders' Equity (Unaudited)
For the Three Months ended August 31, 2026 and 2025
(Dollars in thousands, except share amounts)

	Temporary Equity(1)		Permanent Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares(2)	Amount
Balance as of May 31, 2025	—	$—	138,216,820	$138	$225,156	$(149,142)	$76,152
Net loss	—	—	—	—	—	(11,243)	(11,243)
Capital contributions from Applied Parent	—	—	—	—	24,228	—	24,228
Stock-based compensation expense	—	—	—	—	—	90	90
Balance as of August 31, 2025	—	$—	138,216,820	$138	$249,384	$(160,295)	$89,227

	Temporary Equity(1)		Permanent Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of May 31, 2026	2,926	2,012	145,212,325	145	379,342	(199,462)	180,025
Conversion of Series B Preferred Stock to common stock	(2,926)	(2,183)	355,961	—	2,183	—	2,183
Accretion of Series B Preferred Stock to redemption value (deemed dividend)	—	171	—	—	(171)	—	(171)
Exercise of warrants	—	—	66,666	—	1,000	—	1,000
Equity incentive	—	—	2,500	—	—	—	—
Stock-based compensation expense	—	—		—	10,097		10,097
Net loss	—	—	—	—	—	(42,484)	(42,484)
Balance as of August 31, 2026	—	$—	145,637,452	$145	$392,451	$(241,946)	$150,650
(1)Refer to Note 13. Temporary Equity for additional information regarding the January 2026 Series B Preferred Stock (as defined below).
(2)In accordance with Accounting Standards Codification (“ASC”) 805, the historical stockholders’ equity of the Company prior to the Business Combination (as defined below) has been retrospectively adjusted for the equivalent number of shares received in the share exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. Refer to Note 3. Business Combinations for additional information.

See accompanying notes to the unaudited condensed consolidated financial statements

CHRONOSCALE HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	August 31, 2026	August 31, 2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(42,484)	$(11,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,338	14,486
Stock-based compensation expense	10,128	90
Lease expense	5,109	5,193
Gain on change in fair value of warrants	(22)	—
Loss on sale of assets	—	492
Amortization of debt discounts	159	—
Loss on classification of held for sale	14,126	—
Changes in operating assets and liabilities:
Accounts receivable	5,810	(3,434)
Prepaid expenses and other current assets	(780)	(424)
Other assets	(200)	—
Accounts payable	6,786	(2,030)
Accrued liabilities	3,741	2,717
Lease assets and liabilities	(3,179)	(2,810)
Deferred revenues	93	(2,942)
CASH FLOW PROVIDED BY OPERATING ACTIVITIES	14,625	95
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(3,063)	(977)
CASH FLOW USED IN INVESTING ACTIVITIES	(3,063)	(977)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of note payable	(313)	—
Repayment of finance leases	(13,692)	(25,737)
Proceeds from Grid Note from Applied Parent	7,000	—
Capital contributions from Applied Parent	—	24,228
Proceeds from exercise of warrants	1,000	—
CASH FLOW USED IN FINANCING ACTIVITIES	(6,005)	(1,509)
NET INCREASE (DECREASE) IN CASH	5,557	(2,391)
CASH, BEGINNING OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	9,666	2,398
CASH, END OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	15,223	—
Less: CASH FROM DISCONTINUED OPERATIONS	2	—
CASH FROM CONTINUING OPERATIONS, END OF PERIOD	15,221	$7
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustment of goodwill acquired in reverse merger acquisition	$126	$—
Deemed dividend in connection with equity financings	$171	$—
Series B preferred shares converted to common	$2,183	$—
Operating right-of-use assets obtained by lease obligation	$402	$—
Supplementary cash flows disclosure:
Interest paid	$1,327	$3,210

See accompanying notes to the unaudited condensed consolidated financial statements

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026

1.    Business and Basis of Presentation
Description of the Business
ChronoScale Holdings Corporation (the “Company") operates an integrated platform of cloud computing infrastructure and advanced technology solutions. The Company’s cloud business (“the Cloud Business”) provides cloud-based computing services to customers, including artificial intelligence (“AI”) and machine learning (“ML”) developers, by delivering access to high-performance computing infrastructure at third-party colocation facilities. The Company’s platform supports compute-intensive workloads, including AI, ML and high-performance computing (“HPC”), leveraging graphics processing unit (“GPU”)-based infrastructure deployed across multiple United States (“U.S.”) locations. The Company is headquartered in Menlo Park, California, and its common stock is listed on the Nasdaq Capital Market under the symbol “CHRN.”
On May 5, 2026, the Company completed a business combination with Applied Digital Cloud Corporation and changed its name from Ekso Bionics Holdings, Inc. to ChronoScale Corporation (“ChronoScale”) (the “Business Combination”). Following the Business Combination, the Company operated through two wholly-owned subsidiaries: Applied Digital Cloud Corporation (“Cloud”) and Ekso Bionics, Inc. and its subsidiaries (“Legacy Ekso”). On July 1, 2026, the Company completed a holding company transaction (the “Holding Company Transaction”) pursuant to which ChronoScale Holdings Corporation became the successor issuer to ChronoScale and the publicly traded parent company. In connection with the Holding Company Transaction, Cloud became a direct wholly-owned subsidiary of ChronoScale Holdings Corporation and changed its name to “ChronoScale Corporation,” and ChronoScale became a direct wholly-owned subsidiary of ChronoScale Holdings Corporation, converted from a Nevada corporation to a Nevada limited liability company and changed its name to “ChronoScale Intermediate LLC.” Prior to the sale of the Legacy Ekso Business and during the three months ended August 31, 2026, Legacy Ekso was a direct wholly-owned subsidiary of ChronoScale Intermediate LLC. All references to Cloud in these consolidated financial statements refer to Applied Digital Cloud Corporation prior to the Holding Company Transaction and to ChronoScale Corporation following the Holding Company Transaction. All references to “ChronoScale Holdings Corporation,” “we,” “us,” “our” or the “Company” mean ChronoScale Holdings Corporation and its subsidiaries.
Legacy Ekso designs, develops and markets exoskeleton technologies that augment human strength, endurance and mobility, with a primary focus on healthcare applications such as rehabilitation and mobility solutions for individuals with physical impairments.
Following the Business Combination, the Company has shifted focus to its Cloud Business operations. The Board of Directors of the Company (the "Board") approved a plan to divest the Legacy Ekso Business, which has been designated as “held for sale” since May 2026. The sale of the Legacy Ekso Business was completed during the second quarter of fiscal year 2027. As of September 30, 2026, the Company operates as a cloud services provider supporting data-intensive and AI-driven workloads. Refer to Note 19. Subsequent Events for additional information regarding the sale of the Legacy Ekso Business.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) on a going concern basis (refer to Note 2. Significant Accounting Policies — Liquidity for additional information regarding the Company's going concern assessment) and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026, which was filed with the SEC on August 19, 2026.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended May 31, 2026,

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.
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
Prior to the Business Combination, Cloud existed and functioned as a part of the consolidated business of Applied Digital Corporation, a Nevada corporation (“Applied Parent"). For the periods prior to the Business Combination, the financial statements were prepared on a standalone basis and were derived from Applied Parent's historical accounting records. The Business Combination was accounted for as a reverse acquisition of Ekso Bionics Holdings, Inc. by Cloud as the accounting acquirer. Accordingly, the historical financial statements presented herein are those of the accounting acquirer, and are presented as a continuation of the accounting acquirer’s financial operations. The operations of Ekso Bionics Holdings, Inc. are consolidated only from the closing date of the Business Combination forward. The financial statements may not be indicative of the Company's future performance and do not necessarily reflect what financial position, results of operations, and cash flows would have been had it operated as an independent business for the period prior to the Business Combination.
The condensed consolidated statement of operations includes all revenues, costs, and expenses directly attributable to the Company, including allocation of expense associated with payroll, stock-based compensation and income taxes. Allocations were based on direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount or other allocation methodologies that were considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the period prior to the Business Combination. The allocated amounts were not necessarily indicative of the amounts that would be incurred or realized had the Company operated as an independent entity during the period prior to the Business Combination. Actual costs the Company may have incurred if it were an independent entity during the period prior to the Business Combination would depend on a number of factors, including whether functions were outsourced or performed by employees and strategic decisions made in areas of selling, general and administrative expense and infrastructure.
The condensed consolidated balance sheets include assets and liabilities for the period prior to the Business Combination that have been determined to be specifically identifiable or otherwise attributable to the Company. Cash includes cash held at legal entities within the Company.
2.    Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies included in the Annual Report on Form 10-K for the year ended May 31, 2026, except as disclosed herein.
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

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
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
The Company primarily provides managed cloud infrastructure services to customers, such as AI and ML developers, to help develop their advanced products. Customers pay a fixed rate to the Company in exchange for managed cloud services supported by Company-provided equipment. Revenues are recognized based on the fixed rate, net of any credits for non-performance, over the term of the agreements.
During the three months ended August 31, 2026, the Company also completed certain one-time resale arrangements involving AI infrastructure, or GPU-related, hardware and ancillary support and maintenance services. For these arrangements, the Company evaluated whether it was acting as a principal or an agent in providing the specified products and services. The Company acted as the principal in the sale of GPU hardware and recognized revenue on a gross basis at a point-in-time, generally upon transfer of control of the hardware to the customer. The Company acted as an agent in arranging the related support and maintenance services and recognized revenue on a net basis at a point-in-time upon arranging for the services to be provided to the customer.
Concentration of Credit Risk
The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.
The Company had two customers with an accounts receivable balance totaling 81% and 19% of the Company's total accounts receivable as of August 31, 2026, as compared with one customer as of May 31, 2026. The Company had two customers with sales of approximately 44% and 56% of the Company's total revenue for the three months ended August 31, 2026, as compared with one customer for the three months ended August 31, 2025. The Company expects that a limited number of its customers will continue to account for a high percentage of its revenue and accounts receivable for the foreseeable future.
Impairment or Disposal of Long-Lived Assets
The Company's long-lived assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also evaluates the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the Company determines the recoverability of its long-lived assets by comparing the carrying value of its long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. Refer to Note 6. Discontinued Operations — Loss on Impairment of Net Assets Held for Sale for information regarding the Company's impairment on its net assets held for sale for the three months ended August 31, 2026.
Assets Held For Sale
The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets. Following the consummation of the Business Combination and in connection therewith, the Company deemed its Legacy Ekso Business met the held for sale criteria and was classified as such on the condensed consolidated

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
balance sheet as of August 31, 2026 and May 31, 2026. The sale of the Legacy Ekso Business was completed on September 30, 2026. Refer to Note 19. Subsequent Events for additional information regarding the sale of the Legacy Ekso Business.
Discontinued Operations
The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all of the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held for sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. However, a business that is classified as held for sale upon acquisition qualifies for discontinued operations presentation regardless of whether the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results, if the other held for sale criteria are probable of being met within a short period following the acquisition, generally within three months.
Following the Business Combination and in connection therewith, the Company classified the Legacy Ekso Business as held for sale. Because the disposal group met the foregoing criteria, the Company determined that the Legacy Ekso Business qualifies for discontinued operations presentation in accordance with ASC 205-20, Discontinued Operations. Accordingly, the Company has presented the assets and liabilities of the Legacy Ekso Business separately as current assets and liabilities held for sale in its condensed consolidated balance sheet as of August 31, 2026, and the operating results of the Legacy Ekso Business as net loss from discontinued operations in its condensed consolidated statements of operations for the three months ended August 31, 2026. The results of the Legacy Ekso Business have been excluded from continuing operations and segment results for all periods presented.
Liquidity
In connection with the preparation of these condensed consolidated financial statements, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued, in accordance with ASC Topic 205-40, Presentation of Financial Statements — Going Concern. This basis of presentation contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.
The Company had a working capital deficit of approximately $70.5 million as of August 31, 2026 which raised substantial doubt about the Company's ability to continue as a going concern. Historically, the Company has incurred losses and has relied primarily on equity financings and Applied Parent to fund its operations. The Company has primarily generated cash in the last 12 months from issuances of common stock, warrants, preferred stock, convertible promissory notes, debt, and the receipt of contractual deposits and revenue payments from its customers.
On July 1, 2026, the Company drew $7.0 million under the Grid Note with Applied Parent (as described in Note 8. Debt — Applied Parent Grid Note). Subsequent to the three months ended August 31, 2026, on September 15, 2026, the Company drew $8.0 million under the Grid Note, leaving $85.0 million of undrawn capacity available to the Company (refer to Note 19. Subsequent Events). Applied Parent has agreed not to exercise its demand right under the Grid Note prior to October 15, 2027.
The Company has the ability and intent to collect its remaining upfront milestone payments under its customer contracts and to match planned capital expenditures required under the Company's customer agreements with financings. Additionally, the Company has the ability to modify the timing of its capital spending and extend its payment terms with vendors, if necessary. Management has concluded that it is probable these plans will be effectively implemented within the twelve-month look-forward period, and will provide sufficient liquidity to fund all project-related capital outlays and maintain run-rate operations.
Based on the above analysis, the Company concluded that the substantial doubt to continue as a going concern for at least 12 months from the date these condensed consolidated financial statements were issued is alleviated.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statement presentation and disclosures and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2028.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update are to make other incremental improvements to U.S. GAAP and facilitate codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on the Company’s condensed consolidated financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.
3.    Business Combinations
Ekso Bionics Holdings, Inc.
On May 5, 2026, the Company completed the Business Combination contemplated by the Contribution and Exchange Agreement. At the Closing, APLD ChronoScale HoldCo LLC, a wholly-owned subsidiary of APLD Intermediate HoldCo LLC (the “Contributor”), transferred to the Company all of its right, title and interest in 1200 shares of common stock of Cloud, representing 100% of the issued and outstanding equity interests of Applied Digital Cloud Corporation, in exchange for 138,216,820 newly issued shares of common stock of the Company. As a result of the Business Combination, Cloud became a direct, wholly-owned subsidiary of the Company. Following the consummation of the Applied Parent PIPE Investment (as defined below) and the closing of the Business Combination, Applied Parent and Contributor collectively beneficially owned approximately 97% of the outstanding common stock of the Company and the legacy Ekso shareholders owned approximately 3% of the Company’s outstanding common stock. Based on the relative voting rights and ownership interests following the Business Combination, Cloud was determined to be the accounting acquirer and the transaction was accounted for as a reverse acquisition.
May 2026 Applied Parent PIPE Investment
On May 1, 2026, in connection with, and as a condition to the Business Combination Closing, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Applied Parent (the “Applied Parent PIPE Investment”), pursuant to which the Company agreed to sell and issue to Applied Parent 1,311,407 shares of Common Stock (the “Private Placement Shares”). The Private Placement Shares were sold in the Applied Parent PIPE Investment at an offering price of $12.01 per share, the closing price of the Common Stock on April 30, 2026, the date immediately preceding the date of execution of the Securities Purchase Agreement, for gross proceeds of approximately $15.8 million.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
The closing of the Applied Parent PIPE Investment took place on May 5, 2026, immediately prior to the Business Combination Closing.
Lake Street Capital Markets, LLC (the “Placement Agent”) served as the Company’s exclusive placement agent in connection with the Applied Parent PIPE Investment. As compensation for the services provided by the Placement Agent in the Applied Parent PIPE Investment, the Company paid the Placement Agent a cash fee equal to 5.0% of the aggregate gross proceeds raised in the Applied Parent PIPE Investment, or approximately $0.8 million. The Company received net proceeds of approximately $15.0 million, after deducting placement agent fees and offering expenses paid by the Company. The Company used the net proceeds from the Applied Parent PIPE Investment for working capital and general corporate purposes.
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
The aggregate purchase consideration in the Business Combination was $57.6 million, which was comprised of the following (in thousands except share amounts):

Purchase Consideration
Common and preferred shares issued (4,277,076 shares)	$56,543
Assumed restricted stock units (81,723 RSUs)	1,080
Total purchase consideration	$57,623
The fair value of the common stock, preferred stock, and assumed restricted stock units included in the purchase consideration was estimated based on the Company's $13.22 closing stock price on the Business Combination acquisition date.
In connection with the Business Combination, the Company assumed certain equity awards. The portion of these awards attributable to pre-combination service, valued at $1.1 million, was included in the total purchase price. The remaining compensation expense for awards requiring post-combination service have been, and will be, recognized over the respective awards' remaining requisite service period.
The following table sets forth the calculation and allocation of the purchase price to the identifiable assets acquired and liabilities assumed on the Business Combination acquisition date, after considering any measurement period adjustments (as discussed below) (in thousands):

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026

	Preliminary Purchase		Purchase Price
	Price Allocation	Adjustments	Allocation
Purchase consideration to be allocated	$57,623		$57,623

Cash	$13,492	$—	$13,492
Goodwill	54,513	(126)	54,387
Current assets held for sale	20,192	—	20,192
Total assets acquired	$88,197	$(126)	$88,071

Current portion of debt	(3,346)	—	(3,346)
Accrued liabilities	(3,397)	—	(3,397)
Long-term debt	(464)	—	(464)
Warrant liabilities	(3,242)	—	(3,242)
Current liabilities held for sale	(5,125)	126	(4,999)
Total liabilities assumed	$(15,574)	$126	$(15,448)
Total net assets acquired attributable to ChronoScale Corporation	72,623	—	72,623
Less: Net cash acquired through Applied Parent PIPE Investment (as defined above)	(15,000)	—	(15,000)
Total net assets acquired attributable to ChronoScale Corporation, net of Applied Parent PIPE Investment	$57,623	$—	$57,623
The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is entirely attributable to the expected synergies and economic benefits associated with the access to public markets resulting from the Business Combination transaction, rather than the Legacy Ekso Business which is classified as held for sale and discontinued operations as of August 31, 2026 and May 31, 2026. The purchase price allocation was updated during the first fiscal quarter of 2027 for certain adjustments based on revised estimates of fair value as shown above. As a result, during the three months ended August 31, 2026, the Company recorded a measurement period adjustment to the purchase price allocation, which resulted in a decrease to goodwill and current liabilities held for sale of approximately $0.1 million. As of the date of this Quarterly Report on Form 10-Q, the Company does not expect any additional material adjustments to the above purchase price allocations.
The acquired assets and assumed liabilities were recorded at their estimated fair values, which are subject to change during the measurement period, which is up to one year from the date of acquisition. Since the Business Combination acquisition date, and except for the measurement period adjustment as described above, there were no other measurement period adjustments made to the Company's assets and liabilities held-for-sale (refer to Note 6. Discontinued Operations for additional information regarding the held-for-sale classification). The measurement period adjustment pertaining to the current liabilities held-for-sale is included as a component of accrued liabilities as presented in the table below. Assets and

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
liabilities held-for-sale were recorded at their estimated fair values less costs to sell, as presented in the following table (in thousands):

Acquisition Date
ASSETS
Current assets:
Accounts receivable, net	$4,125
Inventories	4,562
Prepaid expenses and other current assets	1,150
Property and equipment, net	1,086
Intangible assets, net	10,950
Operating lease right-of-use assets, net	315
Other assets	369
Estimated costs to sell	(2,365)
Total current assets held for sale	$20,192

LIABILITIES
Current liabilities:
Accounts payable	$281
Accrued liabilities	1,531
Operating lease liabilities, current	321
Deferred revenues, current	1,401
Deferred revenues, non-current	1,288
Operating lease liabilities, non-current	114
Other non-current liabilities	62
Total current liabilities held for sale	$4,998
The fair value of the assumed debt was determined based on a valuation performed by an independent third-party valuation specialist in connection with the acquisition.
The fair value of acquired intangible assets consists of Legacy Ekso's developed technology and trade name. The valuations of the developed technology and trade name were performed by a third-party valuation specialist using the relief-from-royalty method. As of the Business Combination acquisition date, the following table presents the amounts allocated to the intangible assets identified as of the date of acquisition and their estimated useful lives (in thousands):

	Fair Value	Useful Lives (in years)
Trade names	$4,650	7
Developed technology	6,300	7
Total intangible assets acquired	$10,950
Refer to Note 6. Discontinued Operations — Loss on Impairment of Net Assets Held for Sale for information regarding the Company's impairment loss of its net assets held for sale for the three months ended August 31, 2026.
The following unaudited pro forma combined financial information presents the combined results of Cloud and Ekso Bionics Holdings, Inc. as if the Business Combination had occurred on June 1, 2025, the beginning of the comparable prior annual reporting period:

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026

Three Months Ended August 31, 2025
Pro forma revenue	$18,775
Pro forma net loss	$(14,260)
The unaudited pro forma combined financial information has been derived from the historical financial information of Cloud and Ekso Bionics Holdings, Inc. and reflects pro forma adjustments for the reversal of historical amortization expense related to intangible assets and the recognition of amortization expense related to the acquired intangible assets in connection with the Business Combination.
The unaudited pro forma combined financial information does not necessarily reflect what the combined company’s financial condition or results of operations would have been had the Business Combination and related financing transactions been completed as of June 1, 2025. The unaudited pro forma combined financial information is presented for informational purposes only and may not be indicative of the Company’s future financial condition or results of operations.
4.    Property and Equipment
Property and equipment, net consisted of the following as of August 31, 2026 and May 31, 2026 (in thousands):

	Estimated Useful Life	August 31, 2026	May 31, 2026
Networking equipment, electrical equipment, and software	3 - 5 years	$672	$672
Leasehold improvements	3 - 6 years	697	697
Construction in progress		4,140	1,208
Other equipment and fixtures	3 - 7 years	38,090	37,907
Total cost of property and equipment		43,599	40,484
Accumulated depreciation		(11,108)	(8,403)
Property and equipment, net		$32,491	$32,081
Depreciation expense totaled $2.7 million and $0.6 million for the three months ended August 31, 2026 and 2025, respectively, and was included as a component of cost of revenues and selling, general and administrative expense in the condensed consolidated statements of operations.
5.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customer for the three months ended August 31, 2026 and 2025:

	Three Months Ended
	August 31, 2026	August 31, 2025
Customer A	56%	—%
Customer B	44%	100%
	100%	100%

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Deferred Revenue
Changes in the Company's deferred revenue balances for the three months ended August 31, 2026 and 2025, respectively, are shown in the following table (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Balance, beginning of period	$—	$3,594
Advance billings	172
Revenue recognized	(8)	(2,942)
Balance, end of period	$164	$652
Reclassifications to Deferred Revenue Disclosure
For the three months ended August 31, 2026, the Company refined its presentation of contract liability (deferred revenue) roll forward activity to reflect only advance billings associated with future performance obligations and the related revenue recognized. Accordingly, prior period roll forward amounts for the three months ended August 31, 2025 have been reclassified to conform to the current period presentation, in all material respects, with no impact on previously reported total assets, total liabilities, net loss, or cash flows.
6.     Discontinued Operations
Following the Business Combination and in connection therewith, the Company classified the Legacy Ekso Business as held for sale. Because the Legacy Ekso Business met the criteria to be classified as "held for sale," the business qualifies for discontinued operations presentation in accordance with ASC 205-20, Discontinued Operations. As such, the Company reported the Legacy Ekso Business as discontinued operations for the three months ended August 31, 2026. The sale of the Legacy Ekso Business was completed on September 30, 2026. Refer to Note 19. Subsequent Events for additional information regarding the sale of the Legacy Ekso Business.
The financial results of the Legacy Ekso Business are presented as net loss from discontinued operations on the condensed consolidated statements of operations. The results of operations included within discontinued operations represent the three months ended August 31, 2026 and include directly attributable revenues and expenses. Corporate overhead costs and other general administrative expenses that are not directly attributable to the operations of the discontinued component have not been allocated to discontinued operations. The following table presents the major components of the financial results of the Legacy Ekso Business for the period presented (in thousands):

Three Months Ended
August 31, 2026
Revenue	$2,597
Costs and expenses:
Cost of revenues	1,289
Selling, general and administrative	17,327
Total costs and expenses	18,616
Operating loss from discontinued operations	(16,019)
Interest income	4
Other expense, net	(39)
Net loss from discontinued operations before income tax expense	(16,054)
Income tax expense	—
Net loss from discontinued operations	$(16,054)

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
As of August 31, 2026, the assets and liabilities of the Legacy Ekso Business are classified as current in the Company's condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as held for sale on the condensed consolidated balance sheets for the periods presented (in thousands):

	August 31, 2026	May 31, 2026
ASSETS
Current assets:
Cash	$2	$2
Accounts receivable	3,090	3,914
Prepaid expenses and other current assets	5,659	5,604
Property and equipment, net	1,069	1,084
Intangible assets, net	10,950	10,950
Operating lease right of use asset, net	284	284
Other assets	425	368
Total current assets held for sale	21,479	$22,206
Less: Write-down loss and valuation allowance	(16,491)	(2,365)
Assets held for sale, net	4,988	19,841

LIABILITIES
Current liabilities:
Accounts payable	360	263
Accrued liabilities	1,858	1,807
Current portion of operating lease liability	191	290
Deferred revenue	2,493	2,563
Long-term portion of operating lease liability	86	105
Total current liabilities held for sale	$4,988	$5,028
Net assets held for sale	$—	$14,813

Loss on Impairment of Net Assets Held for Sale
In connection with the classification of the Legacy Ekso Business as held for sale and discontinued operations, the Company evaluated the Legacy Ekso disposal group for impairment as of August 31, 2026, in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. The disposal group was measured at the lower of its carrying amount and fair value less cost to sell.
During the first quarter of fiscal year 2027, the Company continued to market the Legacy Ekso Business and advance negotiations with prospective buyers. The sale of the Legacy Ekso Business was structured as two related transactions, consisting of a stock purchase agreement and an asset purchase agreement. The disposal of the Legacy Ekso Business was completed on September 30, 2026. The Company determined that the two transactions should be evaluated as a single disposal group because they are economically linked and represent a coordinated disposal of the Legacy Ekso Business.
As of August 31, 2026, the disposal group consisted of approximately $21.5 million of assets and $5.0 million of liabilities, resulting in net assets of $16.5 million. Based on the combined economics of the two transactions, the Company estimated the fair value of the disposal group to be $1.5 million. After deducting $2.6 million of estimated incremental costs to sell the Legacy Ekso Business, the Company determined that the fair value less costs to sell resulted in a negative value of $1.1 million. The fair value less costs to sell used for measuring the disposal group under ASC 360-10 is floored at $0, and as a

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
result, the remaining $1.1 million of estimated costs to sell Legacy Ekso is not included in this initial impairment calculation and will be recognized as period expenses when incurred. As the disposal group's carrying amount of $16.5 million exceeded its estimated fair value less costs to sell, the Company recognized an impairment loss of $14.1 million as of August 31, 2026. The impairment loss was recognized through a single disposal-group valuation allowance and was not allocated to the individual classes of assets held for sale. The impairment loss is included in net loss from discontinued operations in the condensed consolidated statement of operations for the three months ended August 31, 2026. The related valuation allowance is presented as valuation allowance for impairment loss on the condensed consolidated balance sheets as of August 31, 2026.
The Company determined that no impairment of goodwill existed for the three months ended August 31, 2026. Goodwill is entirely attributable to the expected synergies and economic benefits associated with the access to public markets resulting from the Business Combination transaction, rather than the Legacy Ekso Business.
The following table summarizes the net cash flows from discontinued operations of the Legacy Ekso Business for the three months ended August 31, 2026, and 2025 (in thousands):

Three Months Ended
August 31, 2026
Net cash used in operating activities - discontinued operations	$(1,257)
Net cash used in investing activities - discontinued operations	$15

7.    Related Party Transactions
The Company has transactions with related parties, primarily with its parent entity, Applied Parent. As a result of its ownership interest and control, Applied Parent is considered a related party.
Management Advisory and Corporate Services Agreement
In connection with the Business Combination, the Company entered into a Management Advisory and Corporate Services Agreement (the “Services Agreement”) and related commercial arrangements with Applied Parent, pursuant to which Applied Parent provides certain services to the Company. The Services Agreement provides management advisory and corporate services to the Company including financial, managerial, operational, strategic, financing, acquisition, and divestiture-related advice. The arrangements generally have an initial term of approximately one year and are subject to automatic monthly renewal provisions unless terminated by either party in accordance with the terms of the Services Agreement. The Company compensates Applied Parent for these services through a combination of management services fees based on a percentage of revenue and fixed fees for corporate and administrative services. The Company may also reimburse Applied Parent for certain costs incurred on its behalf.
Expenses (and, where applicable, income) associated with these arrangements are recognized as the related services are rendered. The Company believes that fees charged under the Services Agreement and related arrangements are consistent with market terms.
Related Party Transactions and Balances
The condensed consolidated financial statements presented for the periods prior to the Business Combination were prepared on a standalone basis and were derived from the condensed consolidated financial statements and accounting records of Applied Parent, as relevant. For purposes of preparing the condensed consolidated financial statements on a “carve-out” basis, management allocated a portion of Applied Parent corporate expenses to the Company. Applied Parent provided shared services and utilized cash pooling in situations where Applied Parent paid for an expense associated with the Company. Shared services consisted of, but are not limited to, financing, payroll, stock-based compensation, and other expenses that were either specifically identifiable or clearly applicable to the Company. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount or other allocation methodologies considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented. Management

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
considers that such allocations have been made on a reasonable basis; however, these allocations below may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, stand-alone public entity (in thousands).

	Three Months Ended
	August 31, 2026	August 31, 2025
Cost of revenues	$39	$337
Selling, general and administrative	541	—
	$580	$337
As of August 31, 2026, amounts due to Applied Parent totaled $7.6 million, which primarily include borrowings made under the Grid Note (as defined and described in Note 8. Debt — Applied Parent Grid Note). As of May 31, 2026, amounts due to or from Applied Parent were considered immaterial.
The Company identified Applied Parent as a related party based on its controlling ownership interest. Based on a review of contractual arrangements and Directors’ and Officers’ questionnaires, the Company did not identify any reportable related party arrangements, including loans, guarantees, or transactions with directors, officers, or their immediate family members other than those with Applied Parent. Refer to Note 10. Stockholders' Equity — Contributions from Applied Parent for additional information regarding transactions with Applied Parent.
8.    Debt
B. Riley Promissory Note
In connection with the Business Combination, the Company assumed a Secured Promissory Note and Security Agreement (the “B. Riley Promissory Note”) by and between Legacy Ekso and B. Riley Commercial Capital, LLC (“B. Riley”) as lender. The B. Riley Promissory Note provides for a secured term loan in an aggregate principal amount of up to $2.0 million. On September 12, 2026, the parties amended the terms of the B. Riley Promissory Note to, among other things, extend the maturity date of the term loan from September 12, 2026 to November 12, 2026 and permit the sale of Ekso Bionics, Inc. as a "Permitted Disposition" thereunder. The Company received a waiver under the B. Riley Promissory Note such that the Business Combination pursuant to the Contribution and Exchange Agreement dated as of February 15, 2026 and certain related transactions, such as the proposed financing that occurred on May 5, 2026, did not constitute an Event of Default (as defined under the B. Riley Promissory Note). The proposed financing, or the May 2026 Applied Parent PIPE Investment, is described in Note 3. Business Combinations — May 2026 Applied Parent PIPE Investment.
In connection with the Business Combination, the B. Riley Promissory Note was recorded at its estimated acquisition-date fair value of $2.2 million, in accordance with ASC 805. As a result of this fair value measurement, all unamortized debt issuance costs and any debt discount previously recorded by Legacy Ekso were eliminated. The difference between the fair value and the related principal amount and other expected payments (as described below) of the B. Riley Promissory Note represents the new debt discount, which is accreted to interest expense over the remaining life of the B. Riley Promissory Note using the effective interest method. Refer to Note 14. Fair Value Measurements — Parker Hannifin and B. Riley Promissory Notes for additional information regarding the valuation of the B. Riley Promissory Note.
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
The B. Riley Promissory Note also contains customary affirmative and negative covenants, including negative covenants limiting the ability of the Company and the Subsidiary to, among other things, incur debt, grant liens, dispose of assets, and

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
make certain restricted payments, in each case, subject to limitations and exceptions set forth in the B. Riley Promissory Note. As of August 31, 2026, the Company was compliant with all covenants.
The following table presents the principal amount, Exit Fee and expected interest payment, debt discount, and carrying value of the Company's B. Riley Promissory Note as of August 31, 2026, which was classified as current (in thousands):

Three Months Ended
August 31, 2026
Principal amount	$2,000
Exit Fee and expected interest payment	400
Total expected payments at maturity	$2,400
Debt discount	(15)
Net carrying amount	$2,385
The effective interest rate for the three months ended August 31, 2026 was 18.8%. Since the Exit Fee is mandatory, it was included in the cash flows used to apply the effective interest method and will result in an additional liability of $0.2 million upon loan repayment. The following table sets forth the total interest expense recognized for the three months ended August 31, 2026 (in thousands):

Three Month Ended
August 31, 2026
Contractual interest expense	$47
Accretion of debt discount and Exit Fee	58
Total interest expense	$105
As of August 31, 2026, the B. Riley Promissory Note had accrued interest of $0.1 million.
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
Parker Hannifin Promissory Note
In connection with the Business Combination, the Company assumed an unsecured, subordinated promissory note (the “Parker Hannifin Promissory Note”) issued to Parker Hannifin Corporation (“Parker”) by Legacy Ekso, which carried an outstanding principal of $1.9 million. The Parker Hannifin Promissory Note, which was subordinate to the B. Riley Promissory Note, bore no interest with principal payable in equal installments due on the last day of each calendar quarter, and would have matured on September 30, 2027. Subsequent to August 31, 2026, on September 30, 2026, in connection with the sale of the Legacy Ekso Business (as discussed in Note 19. Subsequent Events), the Company paid off all obligations under the Parker Hannifin Promissory Note. The outstanding principal amount of $1.6 million was paid in full, resulting in no outstanding liability owed by the Company to Parker as of September 30, 2026. The Parker Hannifin Promissory Note is deemed cancelled as of this date.
As part of the Business Combination, the Parker Hannifin Promissory Note was recorded at its estimated acquisition-date fair value of $1.6 million in accordance with ASC 805. As a result of this fair value measurement, all unamortized debt discount previously recorded by Legacy Ekso was eliminated. The fair value as part of the Business Combination was estimated using a discounted cash flow analysis, based on the scheduled principal payments and a discount rate reflecting the Parker Hannifin Promissory Note's subordinated status and the Company's credit risk. The difference between the fair value and the principal amount of the Parker Hannifin Promissory Note created a debt discount, which was accreted to interest expense over the remaining term of the Parker Hannifin Promissory Note using the effective interest method. The

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
accretion of the debt discount resulted in interest expense of $0.1 million and an effective interest rate of 23.9% for the three months ended August 31, 2026. Refer to Note 14. Fair Value Measurements — Parker Hannifin and B. Riley Promissory Notes for additional information regarding the valuation of the Parker Hannifin Promissory Note.
The Parker Hannifin Promissory Note, upon the occurrence of an event of default, allowed for the levying of interest equal to the lesser of (a) 5% per annum and (b) the maximum interest rate permitted under applicable law on the then entire outstanding principal balance, and also for the acceleration of all outstanding liabilities and obligations, making them immediately payable. Under the terms of the Parker Hannifin Promissory Note, the following occurrences would have constituted a default, and could have, upon written notice or declaration by Parker, allowed for the levying of interest and or the acceleration of principal outstanding: (i) failure to pay any amount of the principal when due and payable, (ii) the dissolution of the Company (including the declaration of bankruptcy), and (iii) the acquisition of the Company by another entity or the sale of substantially all of its assets to another entity.
The following table presents scheduled principal payments of the Company's Parker Hannifin Promissory Note as of August 31, 2026 (in thousands):

Period	Amount
FY 2027	$938
FY 2028	625
Total principal payments	1,563
Less debt discount	(193)
Notes payable, net	1,370

Current portion	1,250
Long-term portion	120
Notes payable, net	$1,370
Applied Parent Grid Note
On June 26, 2026, the Company, as the borrower, entered into a Demand Grid Promissory Note (the “Grid Note”) with Applied Parent, as the lender. Refer to Note 7. Related Party Transactions — Related Party Transactions and Balances for additional information regarding the Company's relationship with Applied Parent. The aggregate principal amount available under the Grid Note is up to $100.0 million, reduced by the value of any of the Company's liabilities guaranteed by the lender and a reserve amount determined by the lender. Advances on the Grid Note bear interest at the short-term Applicable Federal Rate, compounded semi-annually at the beginning of each semi-annual calendar period, which is based on the outstanding principal balance and accrues over time.
The outstanding principal and accrued interest of the Grid Note are payable on demand, with no fixed maturity date. On July 1, 2026, the Company drew $7.0 million under the Grid Note, resulting in total principal outstanding of $7.0 million as of August 31, 2026. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to October 15, 2027.
The effective interest rate for the three months ended August 31, 2026 was 3.91%. The total interest expense recognized for the three months ended August 31, 2026 was de minimis. The interest expense is included as a component of interest expense, net, in the condensed consolidated statement of operations for the three months ended August 31, 2026. The outstanding principal and accrued interest are included as components of current portion of debt and accrued liabilities, respectively, in the condensed consolidated balance sheets as of August 31, 2026.
9.    Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. The Company has an effective tax rate of approximately 0% for the three months ended August 31, 2026. The Company’s

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.
There were no material changes to the unrecognized tax benefits for the three months ended August 31, 2026, and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year ending May 31, 2027.
10. Stockholders' Equity
Summary
The Company’s authorized capital stock as of August 31, 2026 consisted of 290,000,000 shares of common stock. As of August 31, 2026, there were 145,637,452 shares of common stock issued and outstanding.
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
Contributions from Applied Parent
The historical financial statements of the Company, prior to the Business Combination, have been prepared on a standalone basis and were derived from the condensed consolidated financial statements and accounting records of Applied Parent, inclusive of certain allocations of assets, liabilities, and costs from Applied Parent. Because these allocations have no history nor expectation of being settled in cash, these allocations were treated as contributions from Applied Parent in the condensed consolidated statements of temporary equity and stockholders' equity.
11.    Warrants
In connection with the Business Combination, the Company assumed Legacy Ekso's outstanding warrants, which entitle holders to purchase shares of the Company's common stock at predetermined exercise prices.
Warrants outstanding as of August 31, 2026 and May 31, 2026 were as follows:

	Exercise	Remaining	May 31,				August 31
Source	Price	term (Years)	2026	Issued	Expired	Exercised	2026
January 2026 Private Placement Warrants	$8.22	4.9	355,960	—	—	—	355,960
January 2026 Placement Agent Warrant	$8.22	4.9	14,238	—	—	—	14,238
October 2025 Placement Agent Warrant	$4.81	4.2	15,389	—	—	—	15,389
September 2024 Series A Warrants	$15.00	3.0	73,333	—	—	(66,666)	6,667
			458,920	—	—	(66,666)	392,254
On July 21, 2026, the Company issued a total of 66,666 shares of the Company's common stock upon the exercise of 66,666 common stock warrants held by an investor, with an exercise price of $15.00 per common stock warrant, resulting in net proceeds of approximately $1.0 million.
The weighted-average exercise price of all of the Company's warrants outstanding as of August 31, 2026 was $8.20.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
January 2026 Warrants
In January 2026, Legacy Ekso issued warrants to purchase up to an aggregate of 355,960 shares of the Company's common stock at an exercise price of $8.22 per share (the “January 2026 Private Placement Warrants”). The January 2026 Private Placement Warrants were assumed in connection with the Business Combination. Each January 2026 Private Placement Warrant was exercisable starting on July 22, 2026, subject to certain conditions set forth in the January 2026 Private Placement Warrants, including that the holder does not at the time of such exercise hold any shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) or the underlying shares of the Company’s common stock.
On January 22, 2026, in connection with the January 2026 Private Placement, the Company issued to Lake Street Capital Markets, LLC (“Lake Street”) the warrants to purchase up to 14,238 shares of the Company's common stock, at an exercise price equal to $8.22 per share (the “January 2026 Placement Agent Warrant”), in substantially the same form as the January 2026 Private Placement Warrants. The January 2026 Placement Agent Warrant was assumed in connection with the Business Combination.
The January 2026 Private Placement Warrants and the January 2026 Placement Agent Warrant are classified as warrant liabilities due to not being indexed to the Company's common stock. In connection with the Business Combination, these warrant liabilities were measured at fair value upon the Business Combination acquisition date and are remeasured to fair value at each reporting date using certain estimated inputs, which are classified within Level 3 of the fair value hierarchy. Refer to Note 14. Fair Value Measurements for additional information regarding the valuation of warrants. The following assumptions were used in the valuations to measure the fair value of the January 2026 Private Placement Warrants and the January 2026 Placement Agent Warrant:
January 2026 Private Placement Warrants and Placement Agent Warrants

	August 31, 2026	May 31, 2026
Current share price	$18.18	18.36
Exercise price	$8.22	8.22
Risk-free interest rate	4.5%	4.1%
Expected term (years)	4.90	5.14
Volatility of stock	85.5%	80.0%
October 2025 Warrants
In October 2025, Legacy Ekso issued the October 2025 Placement Agent Warrants, exercisable for up to 15,389 shares of the Company’s common stock at an exercise price of $4.81 per share (the "October 2025 Placement Agent Warrants"). The October 2025 Placement Agent Warrants were assumed in connection with the Business Combination and remain immediately exercisable, expiring on October 30, 2030.
September 2024 Warrants
In September 2024, Legacy Ekso issued the September 2024 Series A Warrants, exercisable for an aggregate of up to 400,000 shares of the Company’s common stock at an exercise price of $15.00 per share (the "Series A Warrants"). The Series A Warrants were assumed in connection with the Business Combination, and as of August 31, 2026 there remain 6,667 unexercised Series A Warrants, which are classified as equity in the condensed consolidated balance sheet. The Series A Warrants are immediately exercisable and expire on September 4, 2029.
12.    Stock-Based Compensation Plans
2014 Equity Incentive Plan
In 2014, Ekso Bionics Holdings, Inc.'s Board of Directors and a majority of the stockholders adopted Ekso Bionics Holdings, Inc.'s Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which expired on January 31, 2024. Following such expiration and prior to the 2024 Annual Meeting of Stockholders (the "Annual Meeting"), no grants were made under the 2014 Plan. On June 6, 2024, Ekso Bionics Holdings, Inc. held its Annual Meeting, whereby the Board of

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Directors and a majority of the stockholders adopted, amended, and restated the 2014 Plan (the "Restated 2014 Plan") to extend the term of the 2014 Plan until April 15, 2034, and to increase the total number of shares of common stock authorized for issuance by 66,667 shares relative to the amount available for issuance at the time the 2014 Plan expired. Immediately prior to the Business Combination Closing, the Restated 2014 Plan was terminated but any outstanding equity awards made thereunder continue to be governed by their existing terms.
2026 Omnibus Equity Incentive Plan
Effective upon the Business Combination Closing, the Company adopted the 2026 Omnibus Equity Incentive Plan, as amended and as adopted by ChronoScale Holdings following the Holding Company Transaction (“2026 Plan”). The 2026 Plan was approved by the Board on February 14, 2026, and by the Principal Stockholders on February 20, 2026.
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
As of August 31, 2026, the total number of shares authorized for grant under the 2026 Plan is shown in the table below:

Available Shares
Original share pool of the 2026 Plan	22,500,000
Total shares authorized for grant as of August 31, 2026	22,500,000
Shares available for future grant as of August 31, 2026 under the 2026 Plan were as follows:

Shares Available For Grant
Available as of June 1, 2026	21,500,000
Share pool increase	—
Granted	(7,642,846)
Forfeited	—
Expired	889
Available as of August 31, 2026	13,858,043

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Restricted Stock Awards
The Company issues time-based restricted stock awards (“RSAs”) to its Board of Directors. Each RSA represents a share of the Company’s common stock, subject to forfeiture unless time-based vesting is satisfied. The fair values of the RSAs are determined based on the closing price of the Company’s common stock on the date of grant.
RSA activity for the three months ended August 31, 2026 is summarized below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of June 1, 2026	1,000,000	$17.92
Granted	200,000	22.86
Vested	—	—
Forfeited	—	—
Unvested as of August 31, 2026	1,200,000	$18.74
As of August 31, 2026, $19.4 million of total unrecognized compensation expense related to unvested RSAs was expected to be recognized over a weighted-average period of 1.73 years.
Restricted Stock Units
The Company issues time-based restricted stock units (“RSUs”) to employees. Each RSU represents the right to receive one share of the Company’s common stock upon vesting and subsequent settlement. The fair values of the RSUs are determined based on the closing price of the Company’s common stock on the date of grant.
RSU activity for the three months ended August 31, 2026 is summarized below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of June 1, 2026	17,208	$10.02
Granted	7,442,846	20.86
Vested	(2,500)	4.72
Forfeited	(889)	14.70
Unvested as of August 31, 2026	7,455,665	$20.84
The total grant-date fair value of RSUs that vested during the three months ended August 31, 2026 was de minimis. As of August 31, 2026, $147.5 million of total unrecognized compensation expense related to unvested RSUs was expected to be recognized over a weighted-average period of 2.71 years.
Stock Options
In connection with the Business Combination, Ekso Bionics Holdings, Inc.'s outstanding stock options remained outstanding under the Restated 2014 Plan, and in connection with the Holding Company Transaction, such stock options were converted into a right to purchase a number of shares of common stock of ChronoScale Holdings.
As of August 31, 2026, there were 7,591 stock options outstanding, with a weighted-average exercise price of $285.32 and a weighted-average remaining contractual life of 2.42 years. Stock option activity during the three months ended August 31, 2026 was de minimis.
No stock options were granted or exercised during the three months ended August 31, 2026.
As of August 31, 2026, total unrecognized compensation cost related to unvested stock options was $0.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations in cost of revenues or selling, general and administrative expenses, depending on the nature of the services provided. Stock-based compensation expense related to RSAs and RSUs was recorded as follows (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Cost of revenues	$31	$90
Selling, general and administrative	10,097	—
Total stock-based compensation	$10,128	$90
The cost of revenues component of stock-based compensation expense for the three months ended August 31, 2026, as presented in the table above, represents de minimis of stock-based compensation costs incurred directly by Applied Parent for the benefit of two of the Company's employees. The Company reimburses Applied Parent for such costs, as further described in Note 7. Related Party Transactions.
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
The Company’s authorized capital stock as of August 31, 2026 consisted of 10,000,000 shares of convertible preferred stock. As of August 31, 2026, there were no shares of the Company's Series B Preferred Stock (as defined below) issued and outstanding.
Series B Convertible Preferred Stock
Legacy Ekso issued Series B Convertible Preferred Stock, which was subsequently assumed by the Company in connection with the Business Combination. Each assumed share is convertible into shares of the Company's common stock and represents a portion of the equity interests held by legacy security holders.
On January 20, 2026, Legacy Ekso entered into securities purchase agreements (collectively, the “Purchase Agreements”) with certain institutional and accredited investors (the “Purchasers”) pursuant to which Ekso Bionics Holdings, Inc. agreed to issue and sell, in a private placement (the “January 2026 Private Placement”), (i) an aggregate of 5,852 shares of its newly designated Series B Convertible Preferred Stock, with a stated value (the “Stated Value”) of $1,000 per share (the “Series B Preferred Stock”) convertible into an aggregate of 711,922 shares (the “January 2026 Conversion Shares”) of common stock of the Company, at a conversion price of $8.22 per share, at the holder's option and subject to certain customary adjustments, and (ii) the January 2026 Private Placement Warrants.
The Series B Preferred Stock included optional redemption rights, of which: (i) holders may have required cash redemption at the Stated Value upon the suspension of the Company's common stock from trading on its principal trading market for a certain time period or the common stock failing to be listed on its principal trading market, and (ii) at any time after January 22, 2027, the Company or holders may have redeemed all or a portion of the shares at the Stated Value, subject to certain exceptions.
While the Series B Preferred Stock met the equity classification criteria, the redemption features, particularly the time-based redemption right, made it probable of becoming redeemable. Accordingly, the Series B Preferred Stock was classified as Temporary equity (or mezzanine equity) in the Company's consolidated balance sheet as of May 31, 2026. As discussed below, there is no comparable amount in the Company's condensed consolidated balance sheet as of August 31, 2026.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
In connection with the Business Combination, the Series B Preferred Stock that remained outstanding following the transaction was recognized at its acquisition-date carrying value of $3.9 million. The existing carrying value was originally determined using a binomial lattice model in accordance with ASC 805. As of May 31, 2026, there were 2,926 shares of Series B Preferred Stock outstanding, which was accreted up to its redemption value of $2.2 million over the period ending July 21, 2026 (as described below), using the effective yield method. Accretion is classified and recorded as a deemed dividend, which increases loss available to common stockholders used for the basic and diluted net loss per common share calculation.
On July 21, 2026, the Company issued a total of 355,961 shares of common stock upon the conversion of 2,926 shares of Series B Preferred Stock held by one of the holders. On September 29, 2026, the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada withdrawing the Certificate of Designation of the Company's Series B Preferred Stock. No shares of Series B Preferred Stock were issued or outstanding at the time of the withdrawal.
The following table presents the accretion and carrying amount of the Series B Preferred Stock as of August 31, 2026 (in thousands):

January 2026 Private Placement Carrying Value (May 31, 2026)	$2,012
Accretion of carrying value to redemption value	171
Carrying value of shares converted (1)	(2,183)
Carrying value at August 31, 2026	$—
(1)Represents the carrying value, at July 21, 2026, of 2,926 shares of Series B Convertible Preferred Stock that were converted into 355,961 shares of common stock of the Company. This conversion occurred on July 21, 2026.
14.    Fair Value Measurements
The Company applies the provisions of ASC 820, Fair Value Measurement, for purposes of measuring and disclosing fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:
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
Fair value measurements related to assets acquired and liabilities assumed in connection with the Business Combination are discussed in Note 3. Business Combinations.
Nonrecurring fair value measurements associated with assets and liabilities classified as held for sale are described in Note 6. Discontinued Operations, including the determination of fair value less costs to sell.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Warrant Liabilities
The Company's fair value hierarchies for its financial assets and liabilities, specifically its warrant liabilities, which require fair value measurement on a recurring basis, are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
August 31, 2026
Liabilities
Warrant liabilities	$5,432	$—	$—	$5,432

May 31, 2026
Liabilities
Warrant liabilities	$5,454	$—	$—	$5,454
For the three months ended August 31, 2026 and 2025, there were no transfers between Level 1, Level 2, or Level 3 assets and liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company's established practice.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities during the three months ended August 31, 2026, which were measured at fair value on a recurring basis (in thousands):

Warrant liability
Balance as of May 31, 2026	$5,454
Gain on change in fair value of warrants	(22)
Balance as of August 31, 2026	$5,432
Refer to Note 11. Warrants for additional information regarding the valuation of warrants.
Parker Hannifin and B. Riley Promissory Notes
In connection with the Business Combination, the Company assumed certain debt obligations of Ekso Bionics Holdings, Inc., including the Parker Hannifin Promissory Note and the B. Riley Promissory Note. As part of acquisition accounting, these instruments were initially recognized at their estimated fair values. Subsequent to the acquisition date, the promissory notes have been accounted for using the amortized cost method and are accreted using the effective interest method over their remaining contractual terms. Refer to Note 8. Debt for additional information regarding the valuation of the Company's promissory notes.
Accordingly, the Parker Hannifin Promissory Note and B. Riley Promissory Note are not remeasured to fair value through earnings at each reporting date. However, in accordance with ASC 825, the Company is required to disclose the estimated fair value of financial instruments carried at amortized cost.
The Company estimates the fair value of the Parker Hannifin Promissory Note and the B. Riley Promissory Note using valuation techniques consistent with those used in the acquisition-date valuation, including discounted cash flow methodologies that incorporate contractual cash flows and assumptions regarding market participant required rates of return and credit risk. Because these valuations include significant unobservable inputs, the Company classified both instruments within Level 3 of the fair value hierarchy as of August 31, 2026.
The following table presents the carrying amounts and estimated fair values of the Company's promissory notes as of August 31, 2026 (in thousands):

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026

	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Parker Hannifin Promissory Note	$1,370	$1,388	Level 3
B. Riley Promissory Note	2,385	2,187	Level 3
Total	$3,755	$3,575

As of August 31, 2026, the Company determined that the estimated fair values of the Parker Hannifin Promissory Note and the B. Riley Promissory Note materially approximated their respective carrying amounts. This conclusion was based on the relatively short period of time since the Business Combination acquisition date, the continued accretion of acquisition-date fair value adjustments through the effective interest method, and the absence of significant changes in the underlying economics, contractual terms, or assumptions that would materially impact the estimated fair values of the instruments since the acquisition date. On September 30, 2026, in connection with the closing of the sale of the Legacy Ekso Business, the Company repaid all amounts outstanding under the Parker Hannifin Promissory Note. Refer to Note 19. Subsequent Events for additional information regarding the sale of the Legacy Ekso Business and Parker Hannifin Promissory Note.
15.    Leases
The Company enters into leases for equipment and data center and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right-of-use assets and liabilities separately on the balance sheet as their own captions, with the liabilities split between current and long-term, respectively.
Components of lease expense were as follows (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Operating lease cost:
Operating lease expense(1)	$6,157	$6,078
Short-term lease expense	—	—
Total operating lease cost	6,157	6,078
Finance lease expense:
Amortization of right-of-use assets(1)	12,633	14,375
Interest on lease liabilities	1,327	3,233
Total finance lease cost	13,960	17,608
Total net lease cost	$20,117	$23,686
(1)Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the Company's condensed consolidated statements of operations.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
The following table represents the Company’s future minimum lease payments as of August 31, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
FY 2027	$16,666	$37,363	$54,029
FY 2028	22,737	10,967	33,704
FY 2029	17,152	—	17,152
FY 2030	3,536	—	3,536
FY 2031	—	—	—
Thereafter	—	—	—
Total lease payments	60,091	48,330	108,421
Less: imputed interest	(5,659)	(2,395)	(8,054)
Total lease liabilities	54,432	45,935	100,367
Less: Current portion of lease liability	(18,998)	(43,478)	(62,476)
Long-term portion of lease liability	$35,434	$2,457	$37,891
Supplemental information related to leases is as follows:

	Three Months Ended
	August 31, 2026	August 31, 2025
Weighted-average years remaining (in years):
Finance leases	2.0	1.1
Operating leases	2.3	3.8

Weighted-average discount rate:
Finance leases	9.9%	9.9%
Operating leases	7.7%	7.6%
16.    Commitments and Contingencies
Commitments
Customer Contracts
During the three months ended August 31, 2026, the Company entered into GPU services agreements with two separate customers, both providing for a three-year committed service term, with aggregate contracted revenues of $2.7 billion. In order to fulfill the deployments under these customer contracts, the Company is contractually committed to project-specific capital expenditures of approximately $2.3 billion during the twelve-month look-forward period, which includes the purchase obligations as described below. These deployments are subject in part to the Company’s ability to obtain financing and to satisfy customary development, construction and operational conditions and milestones. Failure to satisfy these conditions or meet these milestones could result in penalties or entitle the Company’s customers to credits or to termination rights under such contractual arrangements.
Purchase Obligations
The Company routinely purchases components and equipment from a variety of suppliers. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
The Company had purchase obligations primarily for purchases of its AI infrastructure totaling $2.0 billion as of August 31, 2026, which are expected to be paid within one year. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
The Company has financing and operating lease commitments totaling $108.4 million payable over the lease terms of its equipment and data center and office space leases as disclosed in Note 15. Leases.
Loss Contingencies
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.
As of August 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
17.    Business Segments
Operating segments are defined as components of a public entity for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer who reviews financial information, presented on a consolidated basis, for purposes of making operating decisions, evaluating financial performance, and allocating resources. The Company is managed as a single operating segment that primarily focuses on an end-to-end AI infrastructure platform that offers energy-enabled data center capacity through AI infrastructure, orchestration, data integration, agentic AI workflows, and outcome engineers. During the three months ended August 31, 2026, the Company generated revenues from managed cloud infrastructure services, and from certain one-time resale arrangements involving AI Infrastructure, or GPU-related, hardware and ancillary support and maintenance services. These product and service offerings are components of the Company's integrated AI infrastructure platform and as of August 31, 2026, are not separately reviewed by the CODM for purposes of assessing performance and allocating resources.
Following the Business Combination and in connection therewith, the Company classified the Legacy Ekso Business as held for sale. Because the Legacy Ekso Business met the criteria to be classified as "held for sale" upon acquisition, the business qualifies for discontinued operations presentation in accordance with ASC 205-20, Discontinued Operations. Accordingly, the Company has presented the assets and liabilities of the Legacy Ekso Business separately as current assets and liabilities held for sale on its condensed consolidated balance sheets and the operating results of the Legacy Ekso Business separately as net loss from discontinued operations in its condensed consolidated statements of operations as of and for the three months ended August 31, 2026, respectively. As a result, management and the CODM do not include the Legacy Ekso Business in its review of financial information or for purposes of allocating resources and assessing performance.
The Company’s CODM uses net loss as presented on the condensed consolidated statements of operations to measure segment loss and assesses financial performance against expectations for the Company's single reportable segment to decide how to allocate resources. Additionally, the CODM reviews and uses consolidated expenses included in net loss to manage the Company’s operations and assess operating performance. The measure of consolidated assets is reported on the Company's condensed consolidated balance sheets as total assets. The significant consolidated expenses regularly provided to the CODM are those presented on the condensed consolidated statements of operations. These significant consolidated expenses include cost of revenues and selling, general and administrative expenses. Other segment items that are presented on the condensed consolidated statements of operations include interest expense, net, gain on change in fair value of warrants, and net loss from discontinued operations.
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

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
The following table presents the calculation of basic and diluted net loss per common share for the periods presented, including adjustments for deemed dividends and discontinued operations, where applicable (in thousands except per share amounts):

	Three Months Ended
	August 31, 2026	August 31, 2025
Numerator:
Net loss attributable to common stockholders
Continuing operations	$(26,430)	$(11,243)
Discontinued operations	(16,054)	—
Adjustment for deemed dividend in connection with equity financings (*)	(171)	$—
Adjusted net loss used for basic and diluted calculation	$(42,655)	$(11,243)

Denominator:
Weighted-average number of common shares, basic and diluted	145,407,573	138,216,820

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	(0.11)	—
Net loss per share, basic and diluted	$(0.29)	$(0.08)
(*)For the three months ended August 31, 2026, the deemed dividend represents the periodic accretion of the redeemable Series B Preferred Stock's carrying amount to its redemption value of $2.2 million, which increases loss available to common stockholders used for the basic and diluted net loss per common share calculation. Refer to Note 13. Temporary Equity — January 2026 Series B Preferred Stock for additional information regarding the January 2026 Series B Preferred Stock.
The following potential shares of common stock were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive due to the Company’s net loss position:

Three Months Ended
Instrument category	August 31, 2026
Options to purchase common stock	8,000
Restricted stock units and awards	8,657,000
Warrants for common stock	392,254
B. Riley Promissory Note conversion option	112,310
Total common stock equivalents	9,169,564
19.    Subsequent Events
The Company has evaluated events that occurred after the balance sheet date and through the date the condensed consolidated financial statements were issued. The Company concluded that no subsequent events occurred during this period that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, except as described below.

CHRONOSCALE HOLDINGS CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Grid Note Draw
On September 15, 2026, the Company drew $8.0 million under the Grid Note, resulting in total principal outstanding of $15.0 million. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to October 15, 2027.
B. Riley Promissory Note Maturity Extension
On September 12, 2026, the Company and B. Riley entered into a First Amendment to the B. Riley Promissory Note (the “First Amendment”). The First Amendment amended the B. Riley Promissory Note, dated September 12, 2025, to, among other things, extend the maturity date of the term loan from September 12, 2026 to November 12, 2026 and permit the sale of Ekso Bionics, Inc. as a "Permitted Disposition" thereunder. Except as expressly modified by the First Amendment, the terms of the Secured Promissory Note and Security Agreement remain in full force and effect.
Withdrawal of Series B Preferred Stock
On September 29, 2026, the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada withdrawing the Certificate of Designation of the Company's Series B Preferred Stock. No shares of Series B Preferred Stock were issued or outstanding at the time of the withdrawal, and the shares previously designated as Series B Preferred Stock reverted to authorized but unissued shares of preferred stock.
Prepayments under Customer Contracts
Following the fiscal quarter ended August 31, 2026, the Company received $328.2 million in aggregate prepayments under its existing customer contracts.
Parker Hannifin Promissory Note Payoff
On September 30, 2026, in connection with the sale of the Legacy Ekso Business (as discussed below), the Company paid off all obligations under the Parker Hannifin Promissory Note. The outstanding principal amount of $1.6 million was paid in full, resulting in no outstanding liability owed by the Company to Parker as of September 30, 2026. The Parker Hannifin Promissory Note is deemed cancelled as of this date.
Sale of Legacy Ekso Business
On September 30, 2026, the Company completed the sale of its Legacy Ekso Business in two related transactions: Ekso Bionics, Inc. (“Ekso”) and its wholly-owned German subsidiary sold substantially all of the assets of Ekso’s “EksoWorks” industrial exoskeleton business, including the EVO product line, to DynaWear Tech, Inc. under an asset purchase agreement, and immediately thereafter, ChronoScale Intermediate LLC, a wholly owned subsidiary of the Company sold all of the outstanding capital stock of Ekso, which held the remaining neuro-rehabilitation business, to WanderEkso Inc., a subsidiary of Wandercraft SAS, under a stock purchase agreement.
Tenant Fit-Out Funding Advance
On October 11, 2026, the Company entered into a term sheet with Applied Parent, a related party, to provide a $50.0 million upfront advance for tenant fit-out ("TFO") costs at a third-party data center facility in Texas. The contemplated related party transaction was approved by the Company’s Related Party Committee of the Board. The Company expects to lease space at the facility from a joint venture being formed between Applied Parent and a third-party who currently has site control, to develop the data center. The lease remains under negotiation and is expected to include customary TFO provisions and provide the compute capacity necessary to fulfill the Company's deployment agreement with Microsoft.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. You can identify these forward-looking statements through our use of words such as “will,” “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions, or state other “forward-looking” information.
These statements are based on our management’s beliefs and assumptions, which are based on currently available information. Our actual results, and the assumptions on which we relied, could prove materially different from our expectations. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:
•our ability to raise additional capital or borrow funds in a timely manner, on acceptable terms, or at all;
•our ability to comply with our obligations under the Microsoft Agreement in a timely manner, or at all
•conditions in the debt and equity capital markets, including the availability and costs of financing to fund our current operations and the growth and expansion of our business;
•customer concentration (including an inability to renew existing customer agreements) and the impact that the loss of, or a material reduction in business from, any significant customer could have on our business, financial condition and results of operations;
•limitations on our ability to attract and retain key personnel, including our executive officers and members of the Board of Directors of the Company (the "Board");
•changes in operational and capital plans;
•higher than expected costs and expenses;
•unexpected future capital expenditures;
•economic and competitive conditions;
•the success of our risk management activities, including any failure by the Company to implement and maintain effective internal controls;
•litigation, including the potential litigation concerning the Business Combination;
•our ability to realize the expected benefits of focusing our operations on our Cloud Business;
•cash flow and access to capital; and
•uncertainties related to market conditions.
You should carefully review the risks described in Part I – Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended May 31, 2026, which was filed with the SEC on August 19, 2026, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. These risks are not exhaustive.
Business Overview
We operate our business through ChronoScale Corporation, a Nevada corporation and a wholly-owned subsidiary of the Company (f/k/a Applied Digital Cloud Corporation, a Nevada corporation) (“Cloud”). Following the Holding Company

Transaction (as defined and described below), Applied Digital Cloud Corporation changed its name to ChronoScale Corporation. All references to “Cloud” prior to the Holding Company Transaction are to Applied Digital Cloud Corporation and after the Holding Company Transaction, to ChronoScale Corporation. Through Cloud, we provide graphics processing unit (“GPU”) computing solutions that enable customers to execute artificial intelligence (“AI”), machine learning (“ML”), rendering and other high-performance computing workloads using company-owned equipment at third-party colocation centers in Colorado, Minnesota and Utah (the “Cloud Business”). As of August 31, 2026, we had deployed 6,144 NVIDIA H100 GPUs across these locations and provided one GPU capacity customer with dedicated access to infrastructure at all three locations. Customers pay a fixed, per-GPU, per-hour rate, subject to change, with fees billed and paid monthly. Beginning in the first quarter of fiscal year 2027, we also provided certain one-time resale arrangements involving AI infrastructure hardware and ancillary support and maintenance services, which, as of August 31, 2026, served one additional customer. We maintain additional deployable capacity at each location and intend to offer this capacity to existing and prospective customers through dedicated GPU infrastructure services and our Token Factory managed inference offering, under which customers consume compute on a usage-based, per-token basis. For the three months ended August 31, 2026, the Cloud Business accounted for approximately 94.1% of our total revenue. Subsequent to the fiscal quarter ended August 31, 2026, we completed the sale of the Legacy Ekso Business.
Business Combination
On May 5, 2026, we consummated the previously announced business combination transaction (the “Business Combination”) contemplated by that certain Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”), dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., a Nevada corporation (“Ekso”), APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly-owned subsidiary of APLD Intermediate (“Contributor”), each a wholly-owned direct or indirect subsidiary of Applied Digital Corporation, a Nevada corporation (“Applied Parent”), and Cloud, a wholly-owned indirect subsidiary of Applied Parent and a direct subsidiary of Contributor as of immediately prior to the consummation of the Business Combination (the “Closing”). Upon the Closing, Ekso changed its name to “ChronoScale Corporation” and Cloud became a wholly-owned subsidiary of Ekso. Following the Closing, we operated two distinct businesses: the Cloud Business, which operated through Cloud, and the Legacy Ekso Business, which operated through Legacy Ekso, which is a direct wholly-owned subsidiary of Ekso.
Holding Company Transaction
On July 1, 2026, we completed a holding company formation transaction (the “Holding Company Transaction”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of July 1, 2026, by and among ChronoScale Corporation, ChronoScale Holdings Corporation (“ChronoScale Holdings”), and CHRN Merger Sub Inc. (“Merger Sub”). The Holding Company Transaction was effected as a corporate restructuring under Section 92A.134 of the Nevada Revised Statutes. As part of the Holding Company Transaction, ChronoScale Corporation contributed all of the outstanding equity interests of its wholly-owned subsidiary, Cloud, to ChronoScale Holdings pursuant to a contribution agreement, resulting in Cloud becoming a direct, wholly-owned subsidiary of ChronoScale Holdings. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into ChronoScale Corporation, with ChronoScale Corporation continuing as the surviving corporation and a wholly owned direct subsidiary of ChronoScale Holdings. As a result of the Holding Company Transaction, ChronoScale Holdings became the public company parent of and successor issuer to ChronoScale Corporation, and ChronoScale Corporation subsequently converted from a Nevada corporation to a Nevada limited liability company and changed its name to “ChronoScale Intermediate LLC.” In addition, Applied Digital Cloud Corporation changed its name to “ChronoScale Corporation.” The holding company structure better reflects our individual operating businesses, allows for and can accommodate future growth from internal operations and generally provides for greater administrative and operational flexibility.
Business Updates
Strategic Partnership Agreements
Microsoft Strategic Partnership
On August 6, 2026, we entered into a GPU Services Agreement with Microsoft Corporation, which was amended effective as of August 21, 2026 (as amended, the "Microsoft Agreement"). Under the Microsoft Agreement, we will provide Microsoft with dedicated GPU services at a data center facility in Texas, over an approximately three-year service term, supporting approximately 50 MW of AI compute capacity. The GPU services will be made available to Microsoft in two tranches of NVIDIA GB300 GPUs, with the respective deliveries expected to occur in February and March of 2027 (subject to extension in certain circumstances). The GPU quantity and contract value are expected to be approximately equal across both tranches. The deployment is subject in part to our ability to obtain financing and to satisfy customary development, construction and operational conditions and milestones.
The Microsoft Agreement may be terminated by Microsoft under certain circumstances, for which cure rights may be available. Upon certain terminations, we are required to refund the upfront payments in full for any tranche not yet accepted and on a pro rata basis for any accepted tranche. Our termination rights are more limited, and neither party may terminate for convenience. The Microsoft Agreement also contains other customary provisions for an agreement of this nature, including service level commitments, excluded delays, delay credits, governance reporting, representations and warranties, force majeure, indemnities, limitations of liability and change of control restrictions. For a discussion of the risks related to the Microsoft Agreement, see Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.
Nutanix Strategic Partnership
On August 18, 2026, we announced a strategic partnership with Nutanix, Inc. ("Nutanix") to jointly deliver enterprise-ready AI infrastructure. The partnership is expected to enable enterprises to extend Nutanix on-premises environments into our GPU-as-a-Service capacity, access pre-paid inference through ChronoScale Token Factory (as defined above), and deploy ChronoScale Foundry for agentic AI workflows within their own environments. The framework includes joint go-to-market, solution development, and technical integration, and is expected to be implemented through one or more definitive agreements.
Baseten Strategic Partnership
On August 28, 2026, we entered into a three-year strategic partnership with Baseten Labs, Inc. ("Baseten") to support the planned deployment of approximately four megawatts of AI compute capacity. Upon projected completion in the first calendar quarter of 2027, the deployment is expected to expand our available compute capacity and further strengthen our position as a provider of high-performance digital infrastructure supporting AI and cloud computing applications. The deployment is subject to our ability to obtain financing on favorable terms and satisfy customary development, construction and operational conditions and milestones. Failure to satisfy these conditions or meet these milestones could result in penalties or entitle our counterparty to credits.
We intend to pursue similar strategic partnerships globally over time to extend the reach of our platform and accelerate enterprise AI adoption worldwide.
Change of Principal Place of Business
On August 6, 2026, we changed our principal place of business to 2440 Sand Hill Road, Suite 400, Menlo Park, California 94025.
Management Update
On September 18, 2026, Rajasekar Jegannathan, our Chief Technology Officer since June 2026, notified us of his intention to resign from his position, effective October 2, 2026. We have initiated a search for his successor.
On September 30, 2026, and in connection with the Legacy Ekso Business sale, Jason Jones was terminated from his position as the Chief Operating Officer of Ekso. In connection with the sale of the Legacy Ekso Business, Scott Davis, a member of the Board and Chief Executive Officer of Ekso, resigned from his position as a member of the Board, effective as of October 3, 2026.
Prepayments under Customer Contracts
Following the fiscal quarter ended August 31, 2026, we received $328.2 million in aggregate prepayments under our existing customer contracts.
Sale of Legacy Ekso Business

Following the Business Combination and in connection therewith, the Company determined that the Legacy Ekso Business met the criteria to be classified as “held for sale” on our consolidated balance sheets as the Board committed to a plan to divest Legacy Ekso and the Legacy Ekso Business to focus our operations solely on the Cloud Business.
On September 30, 2026, the Company completed the sale of its Legacy Ekso Business in two related transactions: Ekso Bionics, Inc. (“Ekso”) and its wholly-owned German subsidiary sold substantially all of the assets of Ekso’s “EksoWorks” industrial exoskeleton business, including the EVO product line, to DynaWear Tech, Inc. under an asset purchase agreement, and immediately thereafter, ChronoScale Intermediate LLC, a wholly-owned subsidiary of the Company sold all of the outstanding capital stock of Ekso, which held the remaining neuro-rehabilitation business, to WanderEkso Inc., a subsidiary of Wandercraft SAS, under a stock purchase agreement. The divestiture of Legacy Ekso and the Legacy Ekso Business, which was previously included as a reportable segment, represents a strategic shift in our operations and financial results, and as such, we have excluded the results of this business from continuing operations and presented them in discontinued operations on the condensed consolidated statements of operations for all periods presented in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Amendment to IRA
On September 1, 2026, the Company and APLD ChronoScale HoldCo LLC amended the Investor Rights Agreement, dated May 5, 2026. It increased Applied Digital Corporation’s director designation rights by one director at each ownership threshold to preserve its majority control of the Board after the Board increased its size from seven to eight directors.
Tenant Fit-Out Funding Advance
On October 11, 2026, we entered into a term sheet with Applied Parent, a related party, to provide a $50.0 million upfront advance for tenant fit-out ("TFO") costs at a third-party data center facility in Texas. The contemplated related party transaction was approved by our Related Party Committee of the Board. We expect to lease space at the facility from a joint venture being formed between Applied Parent and a third-party who currently has site control, to develop the data center. The lease remains under negotiation and is expected to include customary TFO provisions and provide the compute capacity necessary to fulfill our deployment agreement with Microsoft.
Equity Offerings & Changes in Equity
Series B Preferred Stock Conversions
On July 21, 2026, we issued a total of 355,961 shares of our common stock upon the conversion of 2,926 shares of Series B Preferred Stock held by one of the holders. On September 29, 2026, the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada withdrawing the Certificate of Designation of the Company's Series B Preferred Stock. No shares of Series B Preferred Stock were issued or outstanding at the time of the withdrawal
Warrant Exercises
On July 21, 2026, we issued a total of 66,666 shares of our common stock upon the exercise of 66,666 common stock warrants held by an investor, with an exercise price of $15.00 per common stock warrant, resulting in net proceeds of approximately $1.0 million.
Debt Financings
B. Riley Promissory Note
In connection with the Business Combination, ChronoScale Corporation assumed a Secured Promissory Note and Security Agreement (the “B. Riley Promissory Note”) by and between Legacy Ekso and B. Riley Commercial Capital, LLC (“B. Riley”) as lender. On September 12, 2026, we amended the terms of the B. Riley Promissory Note to, among other things, extend the maturity date of the term loan from September 12, 2026 to November 12, 2026 and permit the sale of Ekso Bionics, Inc. (as discussed above) as a "Permitted Disposition" thereunder.
Parker Hannifin Promissory Note
In connection with the Business Combination, ChronoScale Corporation assumed an unsecured, subordinated promissory note (the “Parker Hannifin Promissory Note”) by and between Legacy Ekso and Parker Hannifin Corporation (“Parker”). On September 30, 2026, in connection with the sale of the Legacy Ekso Business (as discussed above), we paid off all obligations under the Parker Hannifin Promissory Note. The outstanding principal amount of $1.6 million was paid in full, resulting in no outstanding liability owed by us to Parker as of September 30, 2026. The Parker Hannifin Promissory Note is deemed cancelled as of this date.
Applied Parent Grid Note
On June 26, 2026, we, as the borrower, entered into a Demand Grid Promissory Note (the “Grid Note”) with Applied Parent, as the lender. The aggregate principal amount available under the Grid Note is up to $100.0 million, reduced by the value of any of our liabilities guaranteed by the lender and a reserve amount determined by the lender. Advances on the Grid Note bear interest at the short-term Applicable Federal Rate, compounded semi-annually, and the Grid Note is payable on demand. On July 1, 2026, we drew $7.0 million under the Grid Note, and on September 15, 2026, we drew $8.0 million under the Grid Note, resulting in total principal outstanding of $15.0 million as of the date of this Quarterly Report on Form 10-Q. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to October 15, 2027.
Results of Operations
Results of Operations for three months ended August 31, 2026 compared to the three months ended August 31, 2025
The following table sets forth key components of the results of operations (in thousands) during the three months ended August 31, 2026 and August 31, 2025:

	Three Months Ended
	August 31, 2026	August 31, 2025	$ Change	% Change

Revenue	$41,482	$16,718	$24,764	148%
Costs and expenses:
Cost of revenues	45,628	23,876	21,753	91%
Selling, general and administrative	20,741	383	20,358	5315%
Loss on sale of assets	—	492	(492)	*
Total costs and expenses	66,369	24,751	41,618	168%
Operating loss:	(24,887)	(8,033)	(16,854)	210%
Interest expense, net	1,565	3,210	(1,645)	(51)%
Gain on change in fair value of warrants	(22)	—	(22)	*
Net loss from continuing operations	(26,430)	(11,243)	(15,188)	135%
Net loss from discontinued operations	(16,054)	—	(16,054)	*
Net loss	$(42,484)	$(11,243)	(31,241)	278%

Other Financial Data (1)
EBITDA	$(9,522)	$6,453	(15,975)	(248)%
Adjusted EBITDA	$6,018	$7,075	(1,057)	(15)%
(*) Not meaningful
(1)Other Financial Data are non-GAAP (as defined below) performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management’s Discussion and Analysis.
Commentary on Results of Operations for the three months ended August 31, 2026 compared to the three months ended August 31, 2025
Revenue
Revenue increased $24.8 million, or 148%, from $16.7 million for the three months ended August 31, 2025 to $41.5 million for the three months ended August 31, 2026. The increase was primarily attributable to revenue generated from new customers during the three months ended August 31, 2026, including revenue recognized from the sale of AI infrastructure hardware and related support and maintenance services pursuant to resale arrangements with the customer.

Cost of revenues increased by $21.8 million, or 91%, from $23.9 million for the three months ended August 31, 2025 to $45.6 million for the three months ended August 31, 2026. The increase was primarily due to the following changes:
•Approximately $22.4 million of the increase was attributable to higher AI infrastructure hardware purchases pursuant to resale arrangements with a customer;
•approximately $0.8 million increase in depreciation and amortization expense primarily due to an increase of in-service compute equipment and leases, compared to the same period of fiscal year 2025; and
•Approximately $0.7 million increase in energy costs primarily due to higher energy rates and usage, which are directly attributable to generating revenue.
•approximately $0.5 million increase in personnel expenses for employee costs directly attributable to generating revenue;
These increases were partially offset by an approximately $2.5 million decrease in lease and lease related expenses due to the renegotiations of certain of our leases in the prior period, as well as an approximately $0.1 million decrease related to other costs.
Selling, general and administrative expense
Selling, general and administrative expense increased by approximately $20.4 million, from $0.4 million for the three months ended August 31, 2025, to $20.7 million for the three months ended August 31, 2026. The increase was primarily due to the following changes:
•approximately $10.1 million increase in stock-based compensation due to the grant of restricted stock and restricted stock units to eligible employees and non-employee directors that occurred during the period;
•approximately $4.6 million increase in professional service expenses related to legal services primarily provided on discrete transactions and projects;
•approximately $2.8 million increase in personnel expenses due to an increase in our employee headcount during the period;
•approximately $2.4 million increase in lease and lease related expenses that were not directly attributable to generating revenue; and
•approximately $0.5 million increase in other general operating costs, including filing fees, insurance, and supplies, that were not directly attributable to generating revenue.
Loss on sale of assets
There was no loss (gain) on sale of assets for the three months ended August 31, 2026. There was a loss on sale of assets of $0.5 million for the three months ended August 31, 2025, driven by the write down of assets to their fair value upon disposal.
Interest expense, net
Interest expense, net decreased $1.6 million, or 51%, from $3.2 million for the three months ended August 31, 2025 to $1.6 million for the three months ended August 31, 2026. The decrease was primarily driven by a decrease in finance lease interest associated with the renegotiation of the majority of our finance leases during the prior period.
Gain on change in fair value of warrants
Gain on change in fair value of warrants was de minimis for the three months ended August 31, 2026, and was associated with the revaluation of the Private Placement and Placement Agent Warrants issued in 2026, which were assumed by ChronoScale Holdings after the consummation of the Holding Company Transaction. There was no comparable amount for the three months ended August 31, 2025 due to the Closing taking place on May 5, 2026. Gains and losses on revaluation of warrants are primarily driven by changes in our stock price, as well as stock price volatility, time to maturity, and the risk-free interest rate.
Net loss from discontinued operations

Net loss from discontinued operations was $16.1 million for the three months ended August 31, 2026, and represents the statement of operations activity related to the Legacy Ekso Business (as discussed above). There was no comparable amount for the three months ended August 31, 2025.
Non-GAAP Measures
To supplement our unaudited condensed consolidated financial statements presented under generally accepted accounting principles in the United States ("GAAP"), we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations by providing perspective on results absent one-time or significant non-cash items. We utilize these measures in the business planning process to understand expected operating performance and to evaluate results against those expectations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results regarding factors and trends affecting our business and provide a reasonable basis for comparing our ongoing results of operations.
These non-GAAP financial measures are provided as supplemental measures to our performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this Quarterly Report on Form 10-Q have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate our business.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest expense, interest income, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, unutilized colocation expenses, diligence, acquisition, disposition and integration expenses, gain on change in fair value of warrants, loss on sale of assets, and other non-recurring expenses that management believes are not representative of our expected ongoing costs.
Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended
	August 31, 2026	August 31, 2025
Net loss from continuing operations (GAAP)	$(26,430)	$(11,243)
Interest expense	1,580	$3,210
Interest income	(10)	—
Depreciation and amortization	15,338	14,486
EBITDA (Non-GAAP)	$(9,522)	$6,453
Stock-based compensation (1)	10,128	90
Unutilized colocation expenses (2)	2,383	2,355
Diligence, acquisition, disposition, and integration expenses (3)	2,526	6
Gain on change in fair value of warrants	(22)	—
Loss on sale of assets	—	492
Other non-recurring expenses (4)	447	34
Adjusted EBITDA (Non-GAAP)	$5,940	$9,430
(1)Represents stock-based compensation expense and employment taxes incurred in connection with the vesting of stock-based awards.
(2)Represents expenses at third-party owned colocation facilities where we have not yet deployed.

(3)Represents legal, accounting and consulting costs incurred in association with certain discrete transactions and projects.
(4)Represents expenses that are not representative of our expected ongoing costs.
Funding Requirements
We have experienced net losses through the period ended August 31, 2026. Our transition to profitability is dependent on the successful operation of our business.
We expect to have sufficient liquidity (as discussed in Sources of Liquidity below), including cash on hand, payments from customers, access to debt financing, and access to public capital markets, to support ongoing operations and meet our working capital needs for at least the next 12 months and all of our known requirements and plans for cash. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our ongoing operations and development plans. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations.
Sources of Liquidity
Our primary capital requirements are to fund our ongoing operations and working capital requirements. As of August 31, 2026, we had cash of $15.2 million and a working capital deficit of $70.5 million which raised substantial doubt about our ability to continue as a going concern. Historically, we have incurred losses and have relied on equity financings and Applied Parent to fund our operations. We have primarily generated cash in the last 12 months from issuances of common stock, warrants, preferred stock, convertible promissory notes, debt, and the receipt of contractual deposits and revenue payments from our customers.
On July 1, 2026, we drew $7.0 million under the Grid Note. Additionally, we have the ability to modify the timing of our capital spending and extend our payment terms with vendors, if necessary. Subsequent to the three months ended August 31, 2026, on September 15, 2026, we drew $8.0 million under the Grid Note, leaving $85.0 million of undrawn capacity available to us. Applied Parent has agreed not to exercise its demand right under the Grid Note prior to October 15, 2027.
As described in Note 2. Significant Accounting Policies — Liquidity of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the ability and intent to collect the remaining upfront milestone payments under our customer contracts and to match planned capital expenditures required under our customer agreements with financings. Additionally, we have the ability to modify the timing of our capital spending and extend our payment terms with vendors, if necessary. We have concluded that it is probable these plans will be effectively implemented within the twelve-month look-forward period, and will provide sufficient liquidity to fund all project-related capital outlays and maintain run-rate operations.
Based on the above analysis, we concluded that we have substantial liquidity to meet our obligations as they become due for at least one year after the issuance of our condensed consolidated financial statements. Accordingly, management has concluded that substantial doubt about our ability to continue as a going concern has been alleviated.
Recent Financing Activities
See Note 8. Debt in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on our convertible promissory notes and other debt instruments.
On July 21, 2026, we issued a total of 66,666 shares of our common stock upon the exercise of 66,666 common stock warrants held by an investor, with an exercise price of $15.00 per common stock warrant, resulting in net proceeds of approximately $1.0 million.

Subsequent to the three months ended August 31, 2026, on September 15, 2026, we drew $8.0 million under the Grid Note, resulting in total principal outstanding of $15.0 million.
Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of August 31, 2026 (in thousands):

	Payments Due by Period
	Total	FY 2027	FY 2028	FY 2029	FY 2030	FY 2031	Thereafter
Debt obligations(1)	$10,963	3,338	7,625	—	—	—	—
Operating lease obligations(2)	$60,091	16,666	22,737	17,152	3,536	—	—
Financing lease obligations(3)	$48,330	37,363	10,967	—	—	—	—
Purchase obligations(4)	$1,999,116	1,999,116	—	—	—	—	—
(1)Debt obligations presented in the table reflect the B. Riley Promissory Note and Parker Hannifin Promissory Note agreements assumed in the Business Combination, in addition to the outstanding principal on the Grid Note. See Note 8. Debt in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for additional information regarding our debt obligations.
(2)Operating lease obligations include future minimum payments for our operating leases. See Note 15. Leases in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for additional information regarding our lease obligations.
(3)Financing lease obligations include future minimum payments for our finance leases. See Note 15. Leases in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for additional information regarding our lease obligations.
(4)Purchase obligations reflect planned purchases of AI infrastructure. See Note 16. Commitments and Contingencies in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for additional information regarding our purchase obligations.
Summary of Cash Flows
The following table provides information about our net cash flow for the three months ended August 31, 2026 and August 31, 2025, respectively (in thousands):

	Three Months Ended
$ in thousands	August 31, 2026	August 31, 2025
Net cash provided by operating activities	$14,625	$95
Net cash used in investing activities	(3,063)	(977)
Net cash used in financing activities	(6,005)	(1,509)
Net increase (decrease) in cash	5,557	(2,391)
Cash at beginning of period, including cash from discontinued operations	9,666	2,398
Cash, end of period, including cash from discontinued operations	15,223	—
Less: Cash from discontinued operations	2	—
Cash from continuing operations, end of period	$15,221	$7
Commentary on the cash flows during three months ended August 31, 2026 and August 31, 2025
Operating Activities
The net cash provided by operating activities changed by $14.5 million, from $0.1 million for the three months ended August 31, 2025 to $14.6 million for the three months ended August 31, 2026. Activities that positively impacted operating cash flows during the three months ended August 31, 2026 included changes in operating assets and liabilities, primarily due to the timing of accounts receivable collections and accounts payable payments, between comparative periods.

Investing Activities
The net cash used in investing activities increased by $2.1 million, from $1.0 million for the three months ended August 31, 2025 to $3.1 million for the three months ended August 31, 2026. This change was primarily due to an increase in investments in property and equipment during the three months ended August 31, 2026 compared to August 31, 2025.
Financing Activities
The net cash used in financing activities changed by $4.5 million, from $1.5 million for the three months ended August 31, 2025 to $6.0 million for the three months ended August 31, 2026. The net change was primarily driven by an approximately $24.2 million decrease in capital contributions with Applied Parent and $0.3 million of principal payments towards the Parker Hannifin Promissory Note. These decreases were partially offset by $7.0 million of proceeds from the Grid Note, $1.0 million of proceeds from the exercise of warrants, and a decrease of $12.0 million in finance lease repayments during the three months ended August 31, 2026 compared to the three months ended August 31, 2025.
Recent Accounting Pronouncements
For a discussion of recently issued financial accounting standards, refer to Note 2. Significant Accounting Policies in the notes to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.
Critical Accounting Estimates and Significant Judgments
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements:
•the fair value of the intangible and tangible assets acquired and liabilities assumed in our business combination;
•the unobservable inputs and assumptions used by management in estimating the fair value of our convertible preferred stock, warrants, and employee and non-employee director equity awards, which impacts our financial condition; and
•useful lives assigned to long-lived assets.
Assets Acquired and Liabilities Assumed in Business Combinations
We allocate the fair value of the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of projected future cash flows based on expected future growth rates and margins, discount rate used to determine the present value of these cash flows, future changes in technology and royalty for similar brand licenses, and asset lives. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities would ordinarily affect our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. When applicable, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are included in the consolidated statement of operations. Refer to Note 3. Business Combinations in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion regarding the valuation of the Business Combination.
Convertible Preferred Stock and Warrant Liabilities
We use the Black-Scholes option-pricing model to value our warrant liabilities at each reporting period, which requires the input of highly subjective assumptions, most notably the estimated volatility of our common stock over the expected term. We use our historical common stock volatility to estimate expected volatility over the warrant terms. Management also made uncertain estimates regarding the likelihood and timing of certain future events for application of the Binomial Lattice model for the valuation of its convertible Series B Preferred Stock and certain warrants. Changes in these assumptions could have potential material impacts on the estimated fair value of warrant liabilities. Refer to Note 11. Warrants and Note 13. Temporary Equity in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion regarding the valuation of warrants and Series B Preferred Stock, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this Item 3.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report as of August 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business.
As of August 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material adverse effect on the results of the Company’s condensed consolidated operations. There are also no legal proceedings in which any of the Company's management or affiliates is an adverse party or has a material interest adverse to the Company's interest.
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, please refer to Note 16. Commitments and Contingencies in our notes to the condensed consolidated financial statements.
Item 1A. Risk Factors
As of the date of this filing, we have not identified any material changes to the risk factors associated with our business and previously disclosed in the “Risk Factors” section in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026, other than as set forth below:
We will require substantial additional financing to meet our obligations under customer agreements and fund our growth, and we may be unable to obtain such financing when needed or on acceptable terms.
Our customer agreements and growth plans require substantial capital expenditures to acquire GPUs and related equipment, secure and develop data center capacity, and deploy infrastructure on specified schedules. We expect to seek funding through multiple transactions, which may include registered or unregistered equity or debt financings, equipment financing and joint venture arrangements. Customer upfront payments and our existing cash resources may be insufficient to fund these commitments, and we may need to obtain financing before we receive the revenue expected from the related deployments. For example, our agreement with Microsoft requires us to procure large-scale GPU capacity and complete a dedicated data center facility on a fixed delivery schedule, obligations that will require financing beyond our existing cash resources.
There can be no assurance that any contemplated financing will be completed, that it will provide sufficient proceeds, or that funds will be available when required under our customer agreements. Our ability to obtain financing may depend on market conditions, the availability and value of collateral, prospective lenders’ and investors’ assessment of our business and customer arrangements, and our ability to satisfy financing conditions. If financing is delayed or unavailable, we may be unable to place equipment orders, complete construction or deliver capacity on schedule. This could result in customer credits or penalties, termination of customer agreements, repayment of upfront payments, and the loss of anticipated revenue. We may also need to reduce or delay other planned investments or seek alternative financing on less favorable terms.
Additionally, any equity securities offerings could substantially dilute our existing stockholders and may, in certain cases, carry rights senior to those of our common stock. Debt financing could increase our fixed payment obligations, require us to pledge assets, and impose covenants that limit our operating and financing flexibility. Joint venture or other alternative arrangements may require us to share the economics of projects or relinquish some control over them. Any of these outcomes could materially adversely affect our business, financial condition, results of operations and liquidity.
Our current and prospective international business relationships expose us to risks under U.S. economic sanctions and export control laws, and a failure to comply could materially harm our business.
We are subject to economic sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and other applicable authorities. We are engaged in business discussions with companies outside the United States, including in China and Singapore, and may pursue additional international relationships. Although those jurisdictions are not themselves subject to comprehensive U.S. sanctions, a prospective counterparty, its owners, affiliates, intermediaries, financial institutions or end users could be subject to sanctions or have dealings involving sanctioned persons or jurisdictions. Complex ownership structures and indirect transactions may make these risks difficult to identify, and sanctions designations and restrictions can change during an ongoing relationship.
We are also subject to export control laws, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security. These laws may restrict the export, re-export or transfer of advanced computing equipment, software and technology based on the destination, end user or intended use, and may require licenses or other authorizations that could be delayed or denied. Our international business discussions may require us to assess whether equipment or technology could be transferred to, or used for the benefit of, a restricted party or end user, including through an intermediary.
We have implemented procedures intended to support compliance with applicable sanctions and export control laws. However, those procedures may not identify every prohibited party or transaction or prevent conduct by employees, agents or counterparties that exposes us to liability. Compliance concerns or changes in applicable restrictions could require us to delay, abandon or terminate a transaction or relationship. An actual or alleged violation could result in government investigations, substantial civil or criminal penalties, restrictions on our business and reputational harm. Any of these outcomes could materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended August 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of July 1, 2026 among ChronoScale Corporation, ChronoScale Holdings Corporation, and CHRN Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

2.2
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

3.4
Certificate, Amendment or Withdrawal of Designation, relating to the Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on September 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2026)

3.5	Articles of Merger (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026).
4.6†
Restricted Stock Award Agreement, dated June 29, 2026, by and between ChronoScale Corporation and Andrew Schaap (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2026).

10.1†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed July 29, 2024).
10.2*	Amendment to the Investor Rights Agreement by and between ChronoScale Holdings Corporation and APLD ChronoScale Holdco, LLC, dated September 1, 2026.
10.3
First Amendment to Secured Promissory Note and Security Agreement, dated as of September 12, 2026, by and among ChronoScale Intermediate, LLC (f/k/a Ekso Bionics Holdings, Inc.), as the borrower, Ekso Bionics, Inc., as guarantor, and B. Riley Commercial Capital, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2026).

10.4†	ChronoScale Holdings Corporation 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).
10.5†	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.6	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.7†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.8†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.9†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 8, 2026).
10.10†
Amendment to ChronoScale Corporation (f/k/a Ekso Bionics Holdings, Inc.) Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

10.11†
Demand Grid Promissory Note, dated June 26, 2026 by and between Applied Digital Corporation and ChronoScale Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2026).

10.12
Offer Letter, effective August 16, 2026, by and between ChronoScale Corporation and Jerome Wong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2026).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, California on October 14, 2026.

CHRONOSCALE HOLDINGS CORPORATION

By:	/s/ Ying Cenly Chen

Name: Ying Cenly Chen
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jerome Wong

Name: Jerome Wong
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)